Form 10-Q
period 2015-05-31
METASOLUTIONS, INC.
filed 2015-07-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2015

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from               to

Commission file number 333-201709

METASOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-2548273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 RANDALL AVENUE, SUITE 100, LYNBROOK, NY	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 887-2353

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies of communications to:
Blair Krueger, Esq. Kenneth Yonika, CPA Krueger LLP 7486 La Jolla Boulevard La Jolla, California 92037 (858) 405-7385

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes       .   No   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

      .

Accelerated filer

      .

Non-accelerated filer

      .

Smaller reporting company

  X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes       .   No  X .

The number of shares of the registrant’s common stock outstanding as of July 14, 2015 was 9,000,000 shares.

METASOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of MetaSolutions, Inc. at May 31, 2015 (unaudited) and August 31, 2014 (audited)	3

	Statements of Operations of MetaSolutions, Inc. for the three months and nine months ended May 31, 2015 and 2014, and for the period August 29, 2012 (Inception) through May 31, 2015 (unaudited)	4

	Statement of Cash Flows of MetaSolutions, Inc. for the nine months ended May 31, 2015 and 2014, and for the period August 29, 2012 (Inception) through May 31, 2015 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

MetaSolutions, Inc.

(a Development Stage Company)

Balance Sheets

	May 31, 2015	August 31, 2014
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Prepaid expense and other	800	-
Total Current Assets	800	-

OTHER ASSETS:
Deferred offering expense	27,200	-
Intangible asset, net	-	-
Total Other Assets	27,200	-

TOTAL ASSETS	$28,000	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$172,450	$120,450
Accrued compensation	43,500	30,000
Loan – related party	-	-
Loans – unrelated parties	46,235	20,111
TOTAL LIABILITIES	262,185	170,561

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,500,000 shares issued and outstanding	4,500	4,500
Additional paid in capital	-	-
Deficit accumulated during development stage	(238,685)	(173,061)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(234,185)	(170,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,000	$-

See notes to the financial statements.

MetaSolutions, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014	For the period August 29, 2012 (inception) through May 31, 2015
Service revenue	$-	$-	$-
Expenses:
Officer compensation	13,500	13,500	43,500
Software development costs	15,200	40,000	112,200
Consulting services	26,800	9,750	50,250
Travel/business development	7,835	6,084	24,053
Other expense	289	660	4,182
Amortization expense	-	-	1,000
Organizational expense	-	-	3,500
Loss before provision for income tax	63,624	69,994	238,685
Provision for income tax	-	-	-
Net loss	$(63,624)	$(69,994)	$(238,685)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	4,500,000	4,500,000

	For the three months ended May 31, 2015	For the three months ended May 31, 2014
Service revenue	$-	$-
Expenses:
Officer compensation	4,500	4,500
Software development costs	-	17,600
Consulting services	10,400	3,550
Travel/business development	2,364	1,994
Other expense	76	500
Amortization expense	-	-
Organizational expense	-	-
Loss before provision for income tax	17,340	28,144
Provision for income tax	-	-
Net loss	$(17,340)	$(28,144)
Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	4,500,000	4,500,000

See notes to the financial statements.

MetaSolutions, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014	For the period August 29, 2012 (inception) through May 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(63,624)	$(69,994)	$(238,685)
Amortization	-	-	1,000
Shares issued for organizational expense	-	-	3,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expenses and other	(800)	-	(800)
Change in deferred offering expense	(27,200)	-	(27,200)
Change in accounts payable	52,000	49,750	172,450
Change in accrued compensation	13,500	13,500	43,500
Change in deferred expenses	-	-	-
Net Cash (Used in) Operating Activities	(26,124)	(6,744)	(46,235)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Loans from unrelated parties	26,124	6,744	46,235
Loan from related party	-	-	-
Net Cash Provided by Financing Activities	26,124	6,744	46,235
CHANGE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for intangible asset	$-	$-	$1,000

See notes to the financial statements.

MetaSolutions, Inc.

(a Development Stage Company)

Notes to the Financial Statements

May 31, 2015

NOTE 1 – ORGANIZATION

MetaSolutions, Inc. (the Company) was incorporated under the laws of the State of Nevada on August 29, 2012. The Company issued 3,500,000 shares of common stock to its founder at inception in exchange for organizational costs. Following its formation, the Company issued 1,000,000 shares of common stock to our founder, as consideration for the purchase of a business plan along with developmental code and software. Our founder paid approximately $1,000 for the business plan, software and development code. The acquisition was valued at $1,000.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities.

The Company will acquire and/or develop software and services that will significantly enhance the ability for small to medium sized businesses to control their energy costs through a program. The Company’s products and services will use proprietary technology that will enable businesses to obtain substantial improvements in performance, reliability and usability when it comes to energy equipment and costs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected an August 31, year-end.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

e. Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

f. Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

g. Advertising

Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

h. Related Software Costs

Certain direct purchase and related development costs associated with software are capitalized and include external direct costs for services and payroll costs. These costs include employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs will be recorded as property and equipment and will be amortized over a period of three to five years beginning when the asset is substantially ready for use. Costs incurred during the development stage, as well as maintenance, code development and training costs are expensed as incurred.

i. Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

For the period August 29, 2012 (inception) through August 31, 2012 we recognized $1,000 in amortization expense. Our proprietary business plan and modeling program was placed in service on August 29, 2012. We amortized this cost immediately during the period described above.

j. Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $261,385 and a deficit accumulated during the development stage of $238,685 at May 31, 2015. As of May 31, 2015, the Company had not generated revenues from its product or services and had no committed sources of capital or financing.

While the Company is attempting to generate revenues from services or software products, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company issued 3,500,000 shares of its common stock to its incorporator (chief executive officer and president), for organization expense and services. These services and direct costs were valued at $3,500. Following its formation, the Company issued 1,000,000 shares of common stock to our incorporator, as consideration for the purchase of a business plan along with developmental code and software. Our incorporator, incurred approximately $1,000 in costs and other payments to develop this asset. The acquisition of the business plan along with developmental code and software was valued at $1,000.

At May 31, 2015, there are 4,500,000 shares of common stock issued and outstanding.

NOTE 5 – DEFERRED OFFERING EXPENSE

Deferred offering expense consists primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to our proposed common stock offering. Deferred offering expense related to our common stock offering will offset any proceeds recorded as equity if the proposed transaction is completed or charged to expense if the proposed common stock offering is not completed. As of May 31, 2015, deferred offering expense was $27,200.

NOTE 6 – LOANS - UNRELATED PARTIES

As of May 31, 2015 the Company received $46,235 in loan proceeds from two unrelated parties. Our incorporator and founder has established a long term business relationship with these two unrelated parties and secured the loans in order to fund the Company’s working capital expenses. The Company received $26,124 and $6,744 during the nine month periods ended May 31, 2015 and 2014, respectively. The Company has not repaid any portion of either loans to the two unrelated parties. The Company does not expect to repay either loan anytime soon. The two loans are unsecured and carry no interest rate or repayment terms.

NOTE 7 – INCOME TAXES

As of May 31, 2015, the Company had net operating loss carry forwards of $238,685. These amounts may be available to reduce future years’ taxable income.

As of May 31, 2015

Deferred tax assets:
Net operating tax carry-forwards	$83,540
Other	-
Gross deferred tax assets	83,540
Valuation allowance	(83,540)

Net deferred tax assets	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of May 31, 2015 through the date the financial statements were issued. The Company determined that it has one reportable subsequent event.

The Company on June 26, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,500,000 shares of its common stock to 23 investors. The investors paid $0.01 per share for a combined investment of $45,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Form 10-Q does not have any statutory safe harbor for these forward looking statements. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in along with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Operations

We were incorporated on August 29, 2012 and acquired our business plan on that date. Most of the activity through May 31, 2015 involved execution of our business plan and business development, software development and testing of such programming language for use in our energy intelligence management system as well as, most recently, the preparation of the Company’s financials and other corporate governance efforts in anticipation of our recently completed direct public offering (the recently completed “Offering”).

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

We are building an energy intelligence company that will provide comprehensive energy efficiency solutions to the commercial market. We are developing a proprietary energy software and control platform that will provide real-time energy usage analytics for both enterprise level and local managers. Our intended product platform we believe will enable the efficient management of electricity, natural gas, water and carbon emissions throughout the business. We believe our intended product platform, when fully developed will be scalable, enabling our potential customers the ability to measure energy behavior at the equipment level and diagnose cost savings opportunities across multiple sites. In order to capture these opportunities, we first need to identify specific savings opportunity, then define the economic return associated with such recommendations. We believe that our intended software platform will become the building block in assisting others in the design, engineering, and develop and arrange financing for energy efficiency projects and clean energy generation projects.

Our intended software and services will outline a three-step method for providing potential customers with what we believe to be a comprehensive approach to energy management, spanning information-driven project design, sophisticated analysis, project implementation, ongoing operations of implemented projects and continuous tracking of performance against client and industry benchmarks. We believe this approach is required for commercial energy decisions to be made, and will help us in creating long-lasting customer relationships.

Our business operations are comprised of two segments; a) software for Internet and/or Intranet applications and b) software integration services for the commercial energy market. The software division has initially worked with the assistance of an established software development firm (since early 2013). The Company developed its initial design and framework of its energy management software through the efforts of its founder, President, and Chief Executive Officer, and through the efforts of a software development firm with which the Company has been working with on an as “needed basis.” We have not had any material discussions regarding the acquisition of software for services products, nor do we have any agreements (written or oral) in place in order to do so. Initial software framework and design has been developed, no software application distributor or reseller relationship has been formalized with any industry participants; the Company intends to seek the help of various outside sales representatives and marketing consultants to develop a professional sales and marketing strategy to capitalize on these technologies. We intend to with further financing create and staff an in-house software development group, which we believe may develop new generations of applications and/or services of a similar nature to our business development in energy intelligence solutions. The Company continues to work on the development of its energy intelligence solutions services through the management and industry knowledge skills of its founder, President, and Chief Executive Officer, as well as through a software development firm which has been working with us on an as needed basis and as our budget allows.

To date no saleable product or services has been developed through these efforts. The services segment will seek to staff a management team with the appropriate technical skills necessary in technology and energy management software. While we cannot estimate the size of the contracts, availability of contracts are solely based on the industry observations of our founder, President, and Chief Executive Officer as well as our outside software developer. None of these observations are based on any formal study conducted by the Company or that may be currently available from the industry. Initially clients we believe will come primarily from referrals of business associates of our founder, President, and Chief Executive Officer and/or other energy management providers which we may develop professional relationships with. We cannot predict when those referrals will occur, or if at all, through Mr. McGoldrick or others.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our energy intelligence management product(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our recently completed Offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $200,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, President, and Chief Executive Officer providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Industry Overview

Based on industry reports, by 2020, the addressable energy efficiency market (of which energy intelligence management systems are expected to be a big part of) in the United States may exceed $1 trillion in gross energy savings. Over the next five years it is believed by some in the industry the addressable energy efficiency market represents a 2X average annual savings from potential capital investment of $25 billion per year. This would represent a significant increase to energy efficiency spending. The commercial segment of the market we believe has been historically underserved by geographically fragmented providers. The US market being the largest and a focus of our efforts and energies.

We believe the confluence of a large addressable energy efficiency market, geographically fragmented service provider landscape, and positioning of business that seek to utilize sophisticated energy intelligence management systems to solve market barriers, comprised of poor plant-to-control coordination, weak information interpretation, present an opportunity for our Company.

Competitive Focus

We believe the following will assist us in properly capitalizing on the expected growth in the commercial energy efficiency market: (1) Scalability. Based on industry reports, along with our founders direct experience in the marketplace, we believe our energy intelligence management system will become a scalable, commercialized solution designed to serve the underserved, fragmented industrial segment of the energy efficiency market. (2) Comprehensive Solution to create a “Sticky” Customer Relationship. Our business model will provide a comprehensive solution to energy intelligence management that is designed to act as a competitive barrier. (3) Analytical Expertise in Energy Efficiency. Our founder has extensive utility and energy efficiency experience which we will seek to capitalize on that expertise. (4) Speed of Implementation. We believe that a fully-developed energy intelligence management system will be quickly implemented, providing immediate insight into the energy usage (and energy behavior) of our customers’ assets.

Growth Strategy

Key elements of our growth strategy shall include: (1) Enhancement of Core Products. We plan to enhance core product user interface and functionality with new features and offerings as soon as reasonably practicable. (2) Focus on Market Segments. We intend to organically grow our market penetration by: (a) securing enterprise-wide contracts in market segments of focus, (b) entering new commercial segments, (c) leveraging project development opportunities, and (d) adding clean energy management solutions opportunities to our service portfolio. (3) Acquire Complementary Businesses. We plan to acquire businesses that complement and expand our intended end-to-end energy management services, technology, customer base and geographic coverage. (4) Project Finance. We intend to align ourselves with other businesses that provide project financing for commercial energy operators and shared energy savings projects. (5) Align with Grid Operators and Electric Utilities. We believe establishing relationships with grid operators and utilities may enable us to ultimately reach and attract a broader customer base. (6) Strategic Alliances. We plan to team with other businesses that have complementary features to our proprietary energy intelligence management system, when fully developed, thereby reducing our development cost and introducing us to new customers and end-users. (7) International Expansion. We intend to expand internationally through partnerships and alliances.

Business Objective

The Company's business objective is to become a preferred provider of energy intelligence management solutions and related services for small to medium-sized business entities in the United States. The Company is pursuing the following strategy to achieve this objective: (1) Maintain and Enhance Technical Expertise-we will seek to maintain our technical expertise by the hiring of and training of proficient information technology personnel. The Company intends to create a training program to assist in maintaining its technical proficiency. (2) Create a National Presence-we will seek to create and enhance a national reputation and aggressively market our intended energy intelligence management services. (3) Quality, Service and Customer Support-The Company's employees and IT professionals will follow documented and standardized methodologies to ensure a consistent approach to projects, thereby fostering uniform quality and more cost-efficient solutions for prospective clients. (4) Client Base-our intended range of products and services will most likely permit interaction with diverse points of contact and decision makers within a client's organization. The Company will seek to utilize these multiple points of contact in order to expand its relationships with clients to obtain additional projects or sales, as well as generate recurring revenues by providing our intended services for energy management. (5) Alliances with Industry Leaders-we expect to create alliances and relationships with energy industry product vendors, and industry service providers. The Company will pursue alliances and relationships in order to expand our intended service offerings and remain current with the advances in computing and energy management technology. (6) Multiple Sales Channels-we believe that we will create or attract a direct sales force that will focus exclusively on the sale of our intended energy intelligence management product and services.

This report includes limited market and industry data and forecasts that we obtained from internal research, publicly available information, industry publications and surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources that are believed to be reliable. While we have not been able to verify such information to the extent that we deem qualified in its entirety we have determined based on management’s knowledge to be sufficient and accurate for presentation in this report. Unless otherwise noted, statements as to our prospective market position as related to our prospective market competitors these are approximated and based on above-mentioned third-party data, along with our own internal analysis and assessment of these estimates as of the date of this report. Although we believe these industry and market data points and certain statements as to market position to be reliable as of the date of this report, this information could prove otherwise to be inaccurate and unreliable. Industry and market data could be proven wrong because of the method by which certain sources obtained their data and because information cannot always be verified with certainty due to limits on availability and reliability of raw data, the voluntary nature of the data gathering process, limitations and other uncertainties. In addition, we do not know all or tested all of the assumptions regarding general economic conditions, growth rates used from sources cited herein. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.”

The following timeline outlines the steps that we intend to take. Each step outlines the metrics or performance that we must accomplish in order to move forward with our business plan.

Step One (Q1/Q2) ($50,000 est. costs)

•

scoping advanced functions - energy intelligence platform; framework enhancement, development of our software integration platform

•

accelerate development/coding of energy intelligence management software based on advancing scoping research and development

•

initiate ecommerce function and website development, identity service offerings promoting software development and energy intelligence management sophistication

•

commence marketing efforts through referrals, website, industry sources, alliances, JV/partnerships

•

enhance relationship with existing software development contractor, establish secondary developer relationships, initiate discussion/alliances software integration firms, application developers, and energy solution providers to establish reseller and other strategic opportunities

Step Two (Q2/Q3) ($50,000 est. costs)

•

initiate testing, improve and refine certain components of our system to uphold quality control and application usability

•

analyze and test software for integration with other 3rd party software applications

•

energy grid systems

•

energy solution applications

•

finance partner applications

•

finalize a strategic reseller and/or JV relationship, marketing its services and customer network

Step Three (Q3/Q4) ($50,000 est. costs)

•

initiate multi-faceted and unique marketing campaign to attract new customers for ‘dynamic’ energy intelligence management system

•

research, refine, retarget our intended consumer using geographic, demographic, and business needs analysis for energy industry

•

finalize application development and integration components, commence alpha testing, select target consumer and/or partners

•

refine, improve upon, simplify feedback, bugs, fixes process and improvement/advances.

•

assess, solve, solution-driven results using alpha testing group

Step Four (Q5) ($75,000 est. costs)

•

release software with controlled marketing campaign to target market as beta

•

refine/release versions of software (1.1, 1.2, 1.3, 2.0, 3.0, 4.0) based on feedback/fixes, specificity and target industry COI’s

•

launch increased marketing activities to organic and inorganic sectors, launch of services where software as a service through integration services

•

reseller/JV partner agreements

Our time-line estimates (steps) are predicated upon the Company obtaining the necessary financing either through additional equity or debt beyond our recently completed Offering. If we are not able to obtain the necessary levels of financing as determined by the above steps, we will not be able to meet or achieve any of our time-line objectives. Even if we complete 75% or even 50% of our additional financing objectives, we will most likely not be able to pursue our time-line goals or action steps. In that case the Company will be forced to proceed piecemeal using primarily the services of our founder, President, and Chief Executive Officer and possibly limited use of outside contractors when and if funds are obtained. Our founder, President, and Chief Executive Officer devotes in excess of twenty (20) hours a week to our business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing to our recently completed Offering we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. These efforts will continue to occur despite our recently completed Offering is closed and the aggregate proceeds have been received by the Company. Company’s management has, through relationships and strategic partnerships, begun the necessary work on a portion of our intended energy intelligence management products that we believe will be highly desired in the marketplace as well as our intended energy intelligence management integration services. Our founder, President, and Chief Executive Officer has primarily provided these services through the date of this report. Our business plan requires further completion of these tasks which will require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder, President, and Chief Executive Officer, as well as other various industry professionals that he knows, the Company should make progress in its development of our intended energy intelligence management system and services for planned segments, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. We currently do not have any cash or other resources to commence the use of outside contractors or industry service providers. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our founder, President, and Chief Executive Officer, will continue providing his professional services without actual cash consideration for his services. We have a formal agreement in place with our founder, President, and Chief Executive Officer covering past services and future services at a nominal rate of compensation; however, our founder, President, and Chief Executive Officer’s plan will be to do substantially all of the administrative and planning work as well as basic programming and marketing work on his own without cash consideration for his services while he continues to seek other sources of funding for the Company.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Financial Condition and Results of Operations

Results of Operations for Three Month Period ended May 31, 2015 and May 31, 2014

Expenses

Expenses for the three months ended May 31, 2015 and 2014 were $17,340 and $28,144, respectively. Officer’s compensation remained steady at $4,500 for three months ended May 31, 2015 and the three months ended May 31, 2014. Software development costs decreased from $17,600 to none for three months ended May 31, 2015 compared to three months ended May 31, 2014. This represented a decrease of $17,600 or 100.0% from the prior three month period presented. The Company’s software development efforts will again increase commensurately with the progress and execution of the Company’s business plan. The Company expects to incur increasing software development costs into the foreseeable future. Consulting expense, travel expense and other increased from $6,044 to $12,840 for three months ended May 31, 2015 compared to three months ended May 31, 2014. This represented a significant increase of $6,796 or 112.4% from the prior three month period presented. The Company actively manages its outside consultants and travel expenses to coincide with its business plan execution and its software development. The significant increase was due to outside consulting expense in executing our business plan along with business development and travel expense related to our business efforts.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended May 31, 2015 and 2014 was $17,340 and $28,144 respectively. We recorded no provision for federal or state income taxes in either three months. We have not generated any revenues from our intended energy intelligence management products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended May 31, 2015 and 2014 was $0.01 and $0.00 per share, respectively. Basic and diluted number of shares outstanding is 4,500,000 with no change during the three months ended May 31, 2015 and 2014.

Results of Operations for the Nine month Period ended May 31, 2015 and May 31, 2014

Expenses

Expenses for the nine months ended May 31, 2015 and 2014 were $63,624 and $69,994, respectively. Officer’s compensation was $13,500 for both periods. Software development costs decreased from $40,000 to $15,200 for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. This represented a decrease of $24,800 or 62.0% from the prior comparative period. The Company’s software development efforts decreased due to management’s efforts focused on the Company’s direct public offering. Management believes with the recent completion of its direct public offering the Company will again start to increase software development efforts and costs. Consulting services, travel/business development expense and other expense increased from $16,494 to $34,924 for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. The Company actively manages its outside consultants and travel/business development expenses.

Loss before provision for income taxes

Loss before provision for incomes taxes for the nine months ended May 31, 2015 and 2014 was $63,624 and $69,994, respectively. We recorded no provision for federal or state income taxes. We generated no revenues.

Basic and diluted loss per share

Basic and diluted loss per share for the nine month period ended May 31, 2015 and 2014 was $0.01 and $0.01 per share, respectively. Basic and diluted number of shares outstanding is 4,500,000 with no change during the nine month periods ended May 31, 2015 and 2014.

Liquidity

We have begun to pay all of our outstanding or accrued costs related to the recently completed Offering, which approximates $25,000. Any additional costs will be paid as and when necessary or otherwise accrued on the books and records of MSI. Absent the ability to pay these amounts, we will need to seek financial assistance from our shareholders or third parties who may agree to loan us the funds to cover the balance of outstanding professional and related fees to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans most likely will be evidenced by a noninterest-bearing unsecured note to be treated as a loan until repaid, if and when MSI has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose. On September 1, 2012, we entered in a management services agreement with our founder, President, and Chief Executive Officer, Mr. McGoldrick, whereby Mr. McGoldrick will receive a nominal amount as compensation to be paid when and if the Company obtains sufficient financing.

Since acquiring the business plan most of our resources and work have been devoted to executing our business, writing of software code, testing and modification of our intended energy efficiency system, implementing systems and controls, and the successful completion of our registration statement. Now that these procedures are complete, we will once again begin to work on our product and service offerings as well as continue to push the internal development of software for which we have developed a robust and comprehensive framework and completed the coding of a beta version of our intended software package. We believe that the development and professional work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, will range between $200,000 and $250,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended energy intelligence management system product and energy intelligent management services to the end user or consumer. If we are only able to use internal resources only (primarily consisting of the services of our founder, President, and Chief Executive Officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our founder, President, and Chief Executive Officer to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis” their function and assistance is limited by our availability of financing. Our goal would be to have software product available, services available, multiple sales channels and a comprehensive website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, we believe will be sought from business associates of our founder, President, and Chief Executive Officer or through private investors referred to us by those same business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $75,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and the advice that we have received from various business professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of MSI because the shares may be issued to parties or entities committed to supporting existing management. MSI may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of August 31, 2014 and May 31, 2015, respectively, we owed approximately $150,000 and $216,000 in connection with software development costs incurred, consulting services and compensation due and owing to our President and Chief Executive Officer. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for our President and Chief Executive Officer who we have a management services agreement in place, which has been mutually extended by the Company and Mr. McGoldrick. No terms of the original agreement have been changed or altered. There are no other significant liabilities as of May 31, 2015. Based on the foregoing we exist month to month primarily on the ability of our founder, President and Chief Executive Officer to negotiate either the delay of or payment plans to be put in place with respect to our expenses. Our current use of funds in operations is approximately $3,000 to $4,000 per month, with a deferral of approximately $5,000 to $6,000 per month for compensation expense to our President and Chief Executive Officer, along with our software developers and other expenses that we incur to operate.

As of August 31, 2014 and May 31, 2015, we owed $20,111 and $46,235 in connection with interest-free demand loans from two unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

As of August 31, 2014 and May 31, 2015, we owe our President and Chief Executive Officer $30,000 and $43,500, respectively for his services and we owe $120,450 and $172,450, respectively to our ‘as needed’ basis software development firm and other consultants. The software development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. McGoldrick, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A – RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this quarterly report filed on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Business

MSI has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

MSI is an early stage company and has virtually no financial resources. We have negative working capital of $266,385 and $170,561 and a stockholders’ deficit of $238,685 and $170,561 at May 31, 2015 and August 31, 2014, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended August 31, 2014 that states that Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. We will be required to seek additional financing beyond the amount received from our recently completed Offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Now that we have completed our Offering most of the efforts of our founder, President and Chief Executive Officer will now be spent on the further development and execution of our business plan. We will now begin to seek the necessary additional financing to further pursue and execute on our business plan. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain the necessary financing to continue as a going concern.

Our current resources and source of working capital funds, primarily consists of loans from unaffiliated third parties who are business associates of our founder, President and Chief Executive Officer. These sources we believe are sufficient to keep our business operations functioning for the next three to six months. We do not have a formal agreement with our founder, President, and Chief Executive Officer, nor the unaffiliated third parties to fund the Company’s working capital needs; however our founder, President, and Chief Executive Officer’s current plan is to perform most of the work on his own without any cash compensation while he seeks other sources of funding, as well as seek delay or deferral on payment to third party vendors and unaffiliated third parties which have helped with our working capital needs. The Company developed much of its initial design of its energy intelligence solutions system through Mr. McGoldrick’s efforts, as well as through the efforts of a software development firm with which the Company has been contracting with since January 2013. We currently spend between $10,000 and $15,000 per month in operational expenses not related to the recently completed Offering. We have not generated any revenues from our business, and our expenses will continue to be accrued or deferred until sufficient financing is obtained. Financing may be obtained from our founder or others who are familiar with our founder and loan us the necessary funds to pay for these expenses. To date we have received interest free short term loans or the deferral of payment of services from third party vendors to fund our operations. No assurances can be given that we will be able to continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

MSI is and will continue to be completely dependent on the services of our founder, president, and chief executive officer, Peter McGoldrick, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

MSI’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. McGoldrick our founder, President, and Chief Executive Officer. He is under no contractual obligation to remain employed by us even though we have a management services agreement with him, which has been mutually extended by the Company and Mr. McGoldrick. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations could fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop and execute our business along the lines described in this report. We could fail without the services of Mr. McGoldrick or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. McGoldrick naming us as the beneficiary when and if we obtain the necessary resources to do so and he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such key-man life insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and/or independent contractors to further our business efforts.

Mr. McGoldrick’s current outside employment commitment does not limit or restrict him from being involved with our Company, and his outside employment allows him the flexibility to provide at least 20 hours or more per week to the Company.

Because we have recently commenced business operations, we face a high risk of business failure.

We were formed in August 2012. Most of our efforts to date have been related to executing our business plan and commencing business operations, which include the development and writing of code for our energy intelligence management system which consists of software and algorithms. Through May 31, 2015, we have had no revenues. We face a high risk of business failure. The likelihood of success for our Company must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s energy intelligence management product or services will occur or be significant enough or that we will be able to sell it at a profit, if at all. Future revenues and/or profits, if any, will depend on many factors, including, but not limited to initial (and continued) market acceptance of the Company’s energy intelligence management products or services and the successful implementation of its planned strategy.

The Company has not yet acquired or fully developed any product or services that are saleable to the marketplace. We may not be able to acquire or internally fully develop any product or services in the future because of a lack of funds or financing to do so. In order for us to fully develop or acquire any products or services, we must be able to secure the necessary financing, beyond just the proceeds of the recently completed Offering. In the early stages of our operations, we will endeavor to keep costs to a minimum. The cost to develop our products or services as currently outlined will be in excess of $200,000. We have no established source of funds to undertake the business strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, President, and Chief Executive Officer providing most of the administrative and other functions on his own without any cash compensation. We currently use the services of a software development firm (which our founder has had a long term relationship with and is industry specific) with which the Company has been working with on an as “needed basis.” They provide their professional services on a deferral basis not requiring us to pay them immediately or near term. We do not expect to pay them in full or partially for a period of time. This methodology could result in our product development extending for another two to three years. We believe that our energy intelligence management services segment (once developed, if at all) may generate revenues earlier than the energy intelligence management system products (software) segment (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for the Company’s growth.

In addition, the Company’s future profitability, if any, could be materially and adversely impacted if any one or more of its acquired or developed technological products or services were to experience poor operating results. The Company’s ability to achieve profitability will be dependent on the ability of its future products or services to generate sufficient operating cash flow to fund future growth and/or acquisitions. There can be no assurance that the Company’s future results of operations will be profitable or that its strategy will be successful or even begin to generate any revenues.

We may not have or ever have the resources or ability to implement and manage our growth strategy.

Although the Company expects to experience growth based on the ability to implement and execute its business strategy, actual operations may never occur because the business plan may never be fully implemented because of the lack of funds in order to do so. If the Company’s business plan and growth strategy are implemented, of which no assurances can be provided, a significant strain on management, operating systems and/or financial resources will be imposed. Failure by the Company’s management to manage this expected growth, if it occurs, or unexpected difficulties are encountered during this growth, could have a material adverse impact on the Company’s results of operations or financial condition.

The Company’s ability to operate profitable revenue generating product or service lines (if we are able to establish any product or service lines at all) will depend upon a number of factors, including (i) identifying appropriate and satisfactory distribution channels, (ii) generating sufficient funds from our then existing operations or obtaining third-party financing or additional capital to develop new product and/or service lines, (iii) the Company’s management team and its financial and accounting controls and (iv) staffing, training and retention of skilled personnel, if any at all. Certain of these factors most likely will be beyond the Company’s control and may be adversely affected by the economy or actions taken by competing businesses. Moreover, potential products or services that may meet the Company’s focus and other criteria for developing new products and/or services, if we are able to develop or acquire at all, are believed to be severely limited. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified technical and industry knowledgeable personnel to provide the Company's services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical and industry specific personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified personnel.

Our reliance on referrals from outside contacts to develop business may not be effective.

The Company initially will rely on our founder, President, and Chief Executive Officer, Mr. McGoldrick, for a majority of its business leads and believes that other energy industry consultants will also be an important source of business referrals in the foreseeable future. However, as is typical within the industry, there are no contractual requirements that these industry consultants or outside representatives will use or recommend the Company's professional services in connection with product sales or the sale of specific services offered by the Company. We currently have no contracts or agreements in place with any outside sales representatives or business professionals (industry consultants). No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

The Company's future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in the levels of revenues derived from energy intelligence management applications development, and/or energy intelligence managed services, the size and timing of significant orders, changes in the mix of employee and subcontractors on projects, the timing of new offerings by the Company or its competitors, new office openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, availability of qualified technical personnel, disruptions in sources of related services and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company's expense levels we believe will be based upon, in part, on its expectations as to future or projected revenues. If revenue levels are below expectations, operating results are likely to be adversely affected.

Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock would almost certainly be materially adversely affected.

We will face competition from businesses with significantly greater resources and name recognition.

The markets in which the Company intends to operate are characterized by intense competition from several types of solution and technical service providers. These include value added resellers (VARs), energy management systems integrators and energy industry consultants, and computer or other hardware and software providers. In addition, there can be no assurance that the Company's prospective and potential clients will not seek to further develop their in-house capabilities and perform internally more or all of the services that the Company intends to offer. The Company expects to face further intense competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications utilized in energy intelligence management systems continue. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of services than the Company. There can be no assurance that the Company will be able to compete successfully. The Company generally expects to encounter intense competition in the information technology (IT)/software industry of which energy intelligence management is most certainly part of. The Company will also compete for revenues with other software providers that offer similar services or with limited adaption could be used for in place of. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive services. Many actual and potential competitors we believe are part of much larger businesses with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our founder, President, and Chief Executive Officer) may have a conflict of interest in allocating management time among business activities. In the course of other business activities, certain key personnel (particularly our founder, President, and Chief Executive Officer) may become aware of business opportunities which may be appropriate for presentation to us, as well as other businesses with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented to.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. McGoldrick specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other business entities) would be presented by him solely to the Company. A copy of this agreement was filed as Exhibit 10.2 to our Registration Statement filed on Form S-1, which became effective on May 27, 2015.

We cannot provide any assurance that our efforts to eliminate the potential impact of conflicts of interest will be effective.

We will need to establish additional relationships with local software developers and information technology (IT) consultants to fully develop and market our company and its intended products and/or services.

We do not possess all of the resources necessary to develop and commercialize our intended energy intelligence management products and/or services on a mass scale. We will need to develop a network of third-party agents that will carry out our intended market penetration, as well as enhance our marketing or sales force strategy through appropriate arrangements with local software developers and information technology consultants to develop and commercialize our planned energy intelligence management services. If we are not able to enlist the services of third-party vendors, or seek out the IT consultants, our business will suffer.

Following the effective date of our Registration Statement filed on Form S-1 (which we received on May 27, 2015), we are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement (received on May 27, 2015), we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

We will not be required to provide an assessment of the effectiveness of our internal controls over financial reporting until the second annual report on Form 10-K and auditor attestation of management’s evaluation of effectiveness of the internal controls is not required as long as we are an emerging growth company under the Jumpstart Our Business Startups Act and/or a smaller reporting company as that term is defined. Despite these requirements, and delayed implementation our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to continue as a going concern.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and chief executive officer.

We have only one director who serves as our founder, President, and Chief Executive Officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation and/or audit issues. In addition, currently a vote of the board of directors is decided in favor of the chairman (who is our founder, President, and Chief Executive Officer), which gives him complete control over all corporate issues.

Until we have a larger board of directors that include some independent members, if ever, there will be limited oversight of our founder, President, and Chief Executive Officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

The Company sold its shares without an underwriter.

The shares of common stock sold in our recently completed Offering were offered solely on our behalf by Mr. McGoldrick, our founder, President, and Chief Executive Officer, on a best-efforts basis. No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any shares of common stock. No firm commitments to purchase any of the shares were achieved in our recently completed Offering. The sale of a small number of shares of common stock (4,500,000) increases the likelihood of no market ever developing for our common stock.

Since only a few persons (23) purchased shares of our common stock investors may lose their entire investment without us being even able to develop a market for our shares.

Since there was no minimum with respect to the number of shares of common stock to be sold directly by the Company in our recently completed Offering, even with 4,500,000 shares sold to 23 investors, we may not be able to even attempt to create a public market of any kind for our shares. In such an event, it is highly likely that our investor’s entire investment may be lost.

The Offering price of our common stock in our recently completed Offering was determined arbitrarily.

The price of our common stock in our recently completed Offering was not determined by any independent financial evaluation, market mechanism or by our auditors, and was therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the Offering price as determined by management. As a result, the price of the shares of common stock in our recently completed Offering may not reflect the value perceived by the market. There can be no assurance that the shares of common stock issued in our recently completed Offering are worth the price for which they were offered and the investors may, therefore, lose a portion or all of their investment.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (91,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: “No director or officer of the corporation shall be personally liable to the corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the corporation for acts or omissions prior to such repeal or modification.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this report, there has not been any established trading market for our common stock, and currently there is no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will ever be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether –

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of our investors to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify our securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Our board of directors (consisting of one person, our founder, president, and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our founder, president, and chief executive officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our founder, President, and Chief Executive Officer beneficially owns an aggregate of 50% of our outstanding common stock with the sale of the 4,500,000 shares to new investors. Because of his beneficial stock ownership, our founder, President, and Chief Executive Officer continues to be in a position to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder, President, and Chief Executive Officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder, President, and Chief Executive Officer. This level of control may also have an adverse impact on the market value of our shares because our founder, President, and Chief Executive Officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Fifty percent of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of our presently outstanding shares of common stock (50%) (4,500,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Of the 9,000,000 issued and outstanding shares of our common stock 4,500,000 are owned by our founder, President, and Chief Executive Officer, which consists of 3,500,000 and 1,000,000 shares issued for organizational services and intangible assets which may be sold commencing one year from June 26, 2015, the effective date of our registration statement.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement May 27, 2015, we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which become immediately available to the public for inspection and copying. In the event during the year following our effective registration statement (May 27, 2015), these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs during the first year, we will no longer be obligated to file such periodic reports with the SEC and access to our business information will be even more restricted. After our effectiveness which we obtained on May 27, 2015, we may be subject to the requirements to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. We are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means access to information regarding our business and operations will again be limited.

If we were designated a shell your ability to resell your shares would be limited.

All of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement (which we obtained on May 27, 2015). The SEC adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Currently we are not classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. To the extent the Company is somehow designated a shell our investors would be unable to sell their shares under Rule 144.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending May 31, 2015

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

MetaSolutions, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	By-Laws

10.1*	Conflict of Interest Agreement
10.2**	Management Agreement between MetaSolutions, Inc. and Peter McGoldrick
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

* Filed with initial filing of the Company’s registration statement on Form S-1, January 27, 2015.

** Filed with Pre-effective Amendment #1 on Form S-1, March 12, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2015

METASOLUTIONS, INC.

(Registrant)

By: /s/ Peter McGoldrick

By: Peter McGoldrick, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer