Form 10-K
period 2015-08-31
METASOLUTIONS, INC.
filed 2015-11-30
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-201709

METASOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	47-2548273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 RANDALL AVENUE, SUITE 100, LYNBROOK, NY 11563	(516) 887-2353
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Copies of communications to:
Blair Krueger, Esq. Kenneth Yonika, CPA Krueger LLP 7486 La Jolla Boulevard La Jolla, California 92037 (858) 405-7385

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .  No  X ..

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes      .  No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $45,000 as of February 28, 2015.** (last price our common stock sold at was $0.01 per share on June 26, 2015)

The number of shares of the registrant’s common stock outstanding as of November 30, 2015 was 9,000,000 shares.

Documents incorporated by reference: None

METASOLUTIONS, INC.

Table of Contents

CERTIFICATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;

•

the integration of acquired or developed products into our operations;

•

general economic and business conditions;

•

industry trends;

•

our assumptions about consumer acceptance, overall market penetration and competition from other products;

•

our funding requirements; and

•

availability, terms and deployment of capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “MetaSolutions”, “we”, “us” and “our” are references to MetaSolutions, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on August 29, 2012, at which time it acquired the business plan and other industry materials from our founder, President, and Chief Executive Officer. As of November 30, 2015, we had one employee, our founder, President, and Chief Executive Officer, Mr. McGoldrick. For fiscal year 2015, Mr. McGoldrick will devote at least twenty (20) hours a week to us but may increase the number of hours as necessary.

The Company issued 3,500,000 shares of its common stock to Mr. McGoldrick at inception in exchange for organizational services incurred upon incorporation. Following our formation, we issued an additional 1,000,000 shares of our common stock to Mr. McGoldrick, in exchange for a business plan and other related industry materials that he developed over a period of five (5) years. See also “Certain Relationships and Related Transactions.”

We are a development stage company and have no specific financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are in the early stages of executing our business plan. We still have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this sophisticated marketplace. To date, we have not developed any finished products or services and cannot predict when a finished product or services will be developed or externally acquired. We believe that we have an advantage with our founder, President, and Chief Executive Officer and his industry relationships and the solicitation of their help with growing the business model.

At August 31, 2015, we had limited assets which consisted of; cash of $4,410, prepaid assets of $14,338 and intangible assets relating to our business plan valued at $1,000, net of amortization expense of $1,000. In order to fund the development of our business and working capital needs for the next 12 months, we intend to attempt to secure funding from the sale of common stock, from stockholder or non-related party loans, or from funding provided by strategic joint ventures or partners. Furthermore in order to be able to implement the foregoing plan of operations, we anticipate that we will need to secure financing between $100,000 and $200,000 during the first half of calendar year 2016. If we are not successful in raising additional financing, we will not be able to proceed with execution of our business plan.

Based on the nature of our business, we anticipate incurring operating losses into the foreseeable future. Because we currently do not have any finished software products or services and our resources are limited, we cannot predict if and when we will generate revenues and whether we will become a viable business. Accordingly, due to our lack of assets, operations and present inability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Business

There is no way of accurately predicting when product development will progress to the point of generating any revenue. The timing of development is a function of having sufficient working capital. There is no way of knowing when or if we will be able to raise the funds necessary. If we do, services could be ready within three to six months following when the necessary funds have been secured. If we do not raise sufficient financing, revenue producing activities of any kind will most likely not commence for at least 18 months, if ever.

We are building an energy intelligence company that we believe will provide comprehensive energy efficiency solutions that will be made available to the commercial market. We are developing a proprietary energy management software and control platform that we believe will provide real-time energy usage analytics for both enterprise level and local managers. Our intended product platform we believe should enable the efficient management of electricity, natural gas, water and carbon emissions throughout the business. We believe our intended product platform will be scalable, enabling our potential customers to measure energy behavior at equipment level and diagnose cost savings opportunities. In order to capture these saving opportunities, we will need to first identify specific savings opportunities and then define the economic return associated with our recommendations. Our intended software package we believe will become a building block in assisting others in the design, engineering, development of arranging finance for energy efficiency projects and clean energy generation projects.

Our intended software and services will outline a three-step method for providing customers with what we believe to be a comprehensive approach to energy management, spanning information-driven project design, sophisticated analysis, project implementation, ongoing operations of implemented projects and continuous tracking of performance against client and industry benchmarks. We believe this approach is required for commercial energy decisions to be made, and will help us in creating long-lasting customer relationships.

Our business operations is comprised of two segments; a) software for Internet and/or Intranet applications and b) software integration services for the commercial energy market. The software division has initially worked through the assistance of an established software development firm (since early 2013). The Company developed the initial design and framework of its intended energy management software package through the combined efforts of its founder, President, and Chief Executive Officer, and the software development firm with which we have been working with on an as “needed basis.” We have not had any meaningful or material discussions regarding acquisition of software for services products, nor do we have any agreements (written or oral) in place in order to do so. Initial framework for our intended software package was developed, with a substantial and robust requirements analysis, leading to the design phase of our development. To date no distribution or reseller relationships have been discussed let alone formalized; the Company intends to seek the help of various outside sales reps and marketing consultants to develop a professional sales and marketing strategy to capitalize on these technologies. We intend to with further financing create and staff an in-house software development group, which we believe may develop new generations of applications and/or services of a similar nature to our business development in energy intelligence solutions. The Company continues to work on the development of its intended energy intelligence solutions services through the management and industry knowledge skills of its founder, President, and Chief Executive Officer, as well as through the software development firm which has been working with us on an as needed basis and budget allows.

To date no saleable product or service has been developed through these efforts. Our services segment will seek to staff a management team with the necessary and appropriate technical skills in technology and energy management software. While we cannot estimate the size of the contracts, availability of contracts are solely based on the industry observations of our founder, President, and Chief Executive Officer as well as our outside software developer. None of these observations are based on any formal study conducted by the Company or that may be currently available from the industry. Initially clients we believe will come primarily from referrals of business associates of our founder, President, and Chief Executive Officer and/or other energy management providers which we may develop professional relationships with. However, we cannot predict when those referrals will occur, or if at all through Mr. McGoldrick or others.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our energy intelligence management product(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of this Offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $200,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, President, and Chief Executive Officer providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

Competitive Focus

We believe the following will assist us in properly capitalizing on growth in the commercial energy efficiency market: (1) Scalability. Based on industry reports, our founders direct experience in the marketplace, we believe our intended energy intelligence management system, when fully developed, will be a scalable, commercialized solution designed to serve what we believe to be an underserved, fragmented industrial segment of the energy efficiency market. (2) Comprehensive Solution to create a “Sticky” Customer Relationship. Our business model we believe will provide a comprehensive solution to energy intelligence management that will be designed to act as a competitive barrier. (3) Analytical Expertise in Energy Efficiency. Our founder has extensive utility and energy efficiency experience which we will seek to capitalize on that expertise. (4) Speed of Implementation. We believe that a fully-developed energy intelligence management system could be quickly implemented, providing immediate insight into the energy usage (and energy behavior) of our intended customers’ assets.

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

Business Objective

The Company's business objective is to become the preferred provider of energy intelligence management solutions and related services for small to medium-sized business entities throughout the United States. The Company is pursuing the following strategies to achieve this objective: (1) Maintain and Enhance Technical Expertise. We will seek to maintain our technical expertise by the hiring of and training of proficient information technology personnel. The Company will create a training program to assist in maintaining its technical proficiency. (2) Create a National Presence. We will seek to create and enhance a national reputation and aggressively market our energy intelligence management services. (3) Quality, Service and Customer Support. The Company's employees and IT professionals will follow documented and standardized methodologies to ensure a consistent approach to projects, thereby fostering uniform quality and more cost-efficient solutions for our prospective clients.(4) Client Base. Our intended range of products and services will most likely permit interaction with diverse points of contact and decision makers within a client's organization. The Company will seek to utilize these multiple points of contact in order to expand its relationships with clients to obtain additional projects or sales, as well as generate recurring revenues by providing services for energy management. (5) Alliances with Industry Leaders. We expect to create alliances and relationships with energy industry product vendors, and industry service providers. The Company will pursue these alliances and relationships in order to expand our service offerings and remain current with the advances in computing and energy management technology. (6) Multiple Sales Channels. We believe that we will create or attract a direct sales force that will focus exclusively on the sale of our intended energy intelligence management product and services.

Competition

The energy intelligence and solutions sector is highly competitive, rapidly changing and fragmented. We will face competition from companies that focus on various aspects of the energy intelligence and solutions market, particularly those that are similar and data driven and provide a fully integrated solution that we intend to provide. (i) Energy Consultancies. Many competitors in the commercial market are local and regional consultants that are geographically concentrated and service a limited base of regular customers. These consultants may have specific energy auditing, and project design expertise, but lack the full range of services that we intend offer, including real-time energy monitoring functions that we believe to be core to achieving ongoing energy savings. These contractors may have difficulty in scaling their services across an enterprise, focusing instead on plant-level engagements. (ii) Controls and Automation Companies. Many large and mid-size controls hardware and software companies provide technically similar components to what we intend to provide. These companies generally sell proprietary systems, whereas we intend to design energy intelligence management solutions with off-the-shelf components. Using off-the-shelf components we believe will allows us to design solutions to best fit a specific facility’s technical needs with the most suitable technology available and allows us to negotiate pricing terms for such components with vendors. For many customers, we believe lack the knowledge about what to do with the information obtained and renders much of the intended control value of the equipment unutilized.

Our more significant competitors in this area include Rockwell Automation, Schneider Electric and Honeywell. (iii) Energy Monitoring Software Companies. There are three groups of companies that focus specifically on monitoring software, which may be considered competitors to us: The first group consists of companies whose primary focus is on DR programs. They offer monitoring software and in at least one case, some analyst support, primarily to enable customers to participate in DR programs, which they help administer for utilities. The second group includes companies focused primarily on enterprise carbon accounting software, but in several cases, their products offer some sort of energy management and monitoring capabilities. The third group includes companies focused primarily or exclusively on providing energy management and monitoring software. We believe there are close to 50 companies that fit into this category.

Intellectual Property

We have no patents or trademarks.

Government Regulation and Industry Standards

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of services and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase our costs of selling services or otherwise operating our business.

Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the overwhelming acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. We and many other Internet companies will use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the US as well, and the US Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our websites. Fears relating to a lack of privacy could also result in a reduction in the number of our users and subscribers which could harm our business and financial results.

Employees

As of November 30, 2015, we had one employee, our founder, President, and Chief Executive Officer, Mr. McGoldrick. During calendar year 2015 (dependent on our financing and available working capital), Mr. McGoldrick will devote at least twenty hours a week to us and may increase the number of hours as necessary. Mr. McGoldrick is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer. Mr. McGoldrick has a management services agreement (mutually extended by both parties) in place with the Company which provides for the deferred payment of his compensation. If we are unable to pay Mr. McGoldrick his compensation at some future date we may be limited in seeking the employment of others to assist in the execution and furtherance of the business plan. Our founder, President, and Chief Executive Officer’s current plan is to provide all administrative and planning work as well as perform the basic coding for software and initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

Mr. McGoldrick was initially compensated through the issuance of common stock or equity in the Company, and for the foreseeable future will continue to forego any cash payments for his services. It is his belief that the deferral of any compensation is in the best interest of the Company and any prospective investor who may invest in the Offering. Beyond Mr. McGoldrick’s services, we currently work with an independent software development firm, which has been utilized on an “as needed” basis, and we may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

Property

Our office and mailing address is 34 Randall Avenue, Suite 100, Lynbrook, New York 11563. The space is provided to us by Mr. McGoldrick. Mr. McGoldrick incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

THE SECURITIES BEING OFFERED INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ THE ENTIRE PROSPECTUS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

Risks Related to the Business

MSI has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

MSI is an early stage company and has virtually no financial resources. We have negative working capital of $243,574 and $170,561 and a stockholders’ deficit of $243,574 and $170,561 at August 31, 2015 and August 31, 2014, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended August 31, 2015 that states that Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. We will be required to seek additional financing beyond the amount received from our recently completed Offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Now that we have completed our Offering most of the efforts of our founder, President and Chief Executive Officer will now be spent on the further development and execution of our business plan. We will now begin to seek the necessary additional financing to further pursue and execute on our business plan. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain the necessary financing to continue as a going concern.

Our current resources and source of working capital funds, primarily consists of loans from unaffiliated third parties who are business associates of our founder, President and Chief Executive Officer. These sources we believe are sufficient to keep our business operations functioning for the next three to six months. We do not have a formal agreement with our founder, President, and Chief Executive Officer, nor the unaffiliated third parties to fund the Company’s working capital needs; however our founder, President, and Chief Executive Officer’s current plan is to perform most of the work on his own without any cash compensation while he seeks other sources of funding, as well as seek delay or deferral on payment to third party vendors and unaffiliated third parties which have helped with our working capital needs. The Company developed much of its initial design of its energy intelligence solutions system through Mr. McGoldrick’s efforts, as well as through the efforts of a software development firm with which the Company has been contracting with since January 2013. We currently spend between $10,000 and $15,000 per month in operational expenses not related to the recently completed Offering. We have not generated any revenues from our business, and our expenses will continue to be accrued or deferred until sufficient financing is obtained. Financing may be obtained from our founder or others who are familiar with our founder and loan us the necessary funds to pay for these expenses. To date we have received several interest free short term loans or the deferral of payment of services from third party vendors to fund our operations. No assurances can be given that we will be able to continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

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

We were formed in August 2012. Most of our efforts to date have been related to executing our business plan and commencing business operations, which include the development and writing of code for our energy intelligence management system which consists of software and algorithms. Through August 31, 2015, we have had no revenues. We face a high risk of business failure. The likelihood of success for our Company must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s energy intelligence management product or services will occur or be significant enough or that we will be able to sell it at a profit, if at all. Future revenues and/or profits, if any, will depend on many factors, including, but not limited to initial (and continued) market acceptance of the Company’s energy intelligence management products or services and the successful implementation of its planned strategy.

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

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. McGoldrick specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other business entities) would be presented by him solely to the Company. A copy of this agreement was filed as Exhibit 10.2 to our Registration Statement filed on Form S-1, which became effective May 19, 2015.

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

Following the effective date of our Registration Statement filed on Form S-1 (received May 19, 2015), we are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement (received May 19, 2015), we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

The shares of common stock sold in our recently completed Offering were offered solely on our behalf by Mr. McGoldrick, our founder, President, and Chief Executive Officer, on a best-efforts basis. No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any shares of common stock. No firm commitments to purchase any of the shares was achieved in our recently completed Offering. The sale of a small number of shares of common stock (4,500,000) raises the likelihood of no market ever developing for our common stock.

Since only a few persons purchased shares of our common stock (23) investors may lose their entire investment without us being even able to develop a market for our shares.

Since there was no minimum with respect to the number of shares of common stock to be sold by the Company in our recently completed Offering, even with the full amount of 4,500,000 shares sold to 23 investors, we may not be able to attempt to create a public market of any kind for our shares. In such an event, it is highly likely that our investor’s entire investment may be lost.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and currently there is no established public market for our securities. A market maker filed an application with FINRA on our behalf so as to be able to quote our common stock on the OTCBB maintained by FINRA. On October 23, 2015 FINRA approved our sponsoring market makers application and provided us with the trading symbol “MTSU’. We are not permitted to file such application on our own behalf. While the application was accepted, there can be no assurances as to whether –

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we can begin to have our shares of common stock quoted on the OTCBB, we are still limited in any real trading. Therefore through a broker-dealer and its clearing firm, we will seek to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

The trading of our securities, if any, will be on the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future despite obtaining the trading symbol of ‘MTSU’ from FINRA. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify our securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

Our founder, President, and Chief Executive Officer beneficially owns an aggregate of 50% of our outstanding common stock with the sale of 4,500,000 shares to new investors. Because of his beneficial stock ownership, our founder, President, and Chief Executive Officer continues to be in a position to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder, President, and Chief Executive Officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder, President, and Chief Executive Officer. This level of control may also have an adverse impact on the market value of our shares because our founder, President, and Chief Executive Officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Fifty percent of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of our presently outstanding shares of common stock (50%) (4,500,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting issuer, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Of the 9,000,000 issued and outstanding shares of our common stock 4,500,000 are owned by our founder, President, and Chief Executive Officer, which consists of 3,500,000 and 1,000,000 shares issued for organizational services and intangible assets which may be sold commencing one year from May 19, 2015, the date our registration statement became effective.

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

As of the effective date of our registration statement (May 19, 2015), we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which become immediately available to the public for inspection and copying. In the event during the year following our effective registration statement (May 19, 2015), these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs during the first year, we will no longer be obligated to file such periodic reports with the SEC and access to our business information will be even more restricted. After our effectiveness we may be subject to the requirements to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. We are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means access to information regarding our business and operations will again be limited.

If we were designated a shell your ability to resell your shares would be limited.

All of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement (which we obtained on May 19, 2015). The SEC adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 34 Randall Avenue, Suite 100, Lynbrook, New York 11563. The space is provided to us by Mr. McGoldrick. Mr. McGoldrick incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCBB under the symbol “MTSU,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCBB. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We recently obtained our symbol on October 23, 2015. Concurrently we obtained our listing on the OTCQB through the OTC Markets Group, Inc. which owns the OTC Marketplace and OTCQB Marketplace Services a collection of proprietary products and services.

Shareholders of Record

As of November 30, 2015, an aggregate of 9,000,000 shares of our common stock were issued and outstanding and owned by 24 shareholders of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since August 29, 2012 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors (the “Board”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-201709) in connection with the sale of 4,500,000 shares of common stock for $0.01 per share, was declared effective by the SEC on May 19, 2015.  The following information is reported in this annual report on Form 10-K, for the period ended August 31, 2015:

	Shares	Amount
Aggregate Sold	4,500,000	$45,000
Net Proceeds		$45,000

The net proceeds from our Offering were used for general working capital purposes.

No payments for expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any affiliates with the funds raised in the offering, which funds we have not officially accepted or used to date. The Offering was conducted in a best efforts, no minimum, direct public offering without involvement of underwriters or broker-dealers and the Company did not pay any commissions in connection with the sale of the shares. The Company completed its Offering on June 26, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Operations

We were incorporated on August 29, 2012 and acquired our business plan on that date. Most of the activity through August 31, 2015 involved execution of our business plan and business development, software development and testing of such programming language for use in our energy intelligence management system as well as, most recently, the preparation of the Company’s financials and other corporate governance efforts in anticipation of our recently completed direct public offering (the recently completed “Offering”).

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

Our business operations are comprised of two segments; a) software for Internet and/or Intranet applications and b) software integration services for the commercial energy market. The software division has initially worked with the assistance of an established software development firm (since early in 2013). The Company developed its initial design and framework of its energy management software through the efforts of its founder, President, and Chief Executive Officer, and through the efforts of a software development firm with which the Company has been working with on an as “needed basis.” We have not had any material discussions regarding the acquisition of software for services products, nor do we have any agreements (written or oral) in place in order to do so. Initial software framework and design has been developed, no software application distributor or reseller relationship has been formalized with any industry participants; the Company intends to seek the help of various outside sales representatives and marketing consultants to develop a professional sales and marketing strategy to capitalize on these technologies. We intend to with further financing create and staff an in-house software development group, which we believe may develop new generations of applications and/or services of a similar nature to our business development in energy intelligence solutions. The Company continues to work on the development of its energy intelligence solutions services through the management and industry knowledge skills of its founder, President, and Chief Executive Officer, as well as through a software development firm which has been working with us on an as needed basis and as our budget allows.

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

Financial Condition and Results of Operations

Results of Operations for Fiscal Year Ended August 31, 2015 as compared to Fiscal Year Ended August 31, 2014

Expenses

Expenses for fiscal year ended August 31, 2015 and 2014 were $90,813 and $91,072, respectively. Officer’s compensation remained constant at $18,000 for fiscal year ended August 31, 2015 and fiscal year ended August 31, 2014. Software development costs decreased from $53,600 to $23,200 for fiscal year ended August 31, 2015 compared to fiscal year ended August 31, 2014. This represented a decrease of $30,400 or 56.7% from the prior fiscal year presented. The Company’s software development efforts are expected to increase with progress and execution of the Company’s business plan. The Company will continue to incur software development costs into the foreseeable future. Consulting expense, travel expense and other increased from $19,472 to $46,026 for fiscal year ended August 31, 2015 compared to fiscal year ended August 31, 2014. This represented an increase of $26,554 or 136.4% from the prior fiscal year presented. The Company actively manages its outside consultants and travel expenses to coincide with its business plan execution and its software development. The significant increase was due to outside consulting expense in executing our business plan along with business development and travel expense related to our business efforts.

Loss before provision for income taxes

Loss before provision for incomes taxes for fiscal year ended August 31, 2015 and 2014 was $90,813 and $91,072 respectively. We recorded no provision for federal or state income taxes in either fiscal year. We have not generated any revenues from our intended energy intelligence management products or services.

Basic and diluted loss per share

Basic and diluted loss per share for fiscal year ended August 31, 2015 and 2014 was $0.02 and $0.02 per share, respectively. Basic and diluted number of shares outstanding was 5,313,699 reflecting a change in the number of weighted average shares outstanding from the Company’s direct public offering during fiscal year ended August 31, 2015.

Liquidity

We paid all of our outstanding or accrued costs related to the recently completed Offering. Any additional costs will be paid as and when necessary or otherwise accrued on the books and records of MSI. Absent the ability to pay these amounts, we will need to seek financial assistance from our shareholders or third parties who may agree to loan us the funds to cover the balance of outstanding professional and related fees to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans most likely will be evidenced by a noninterest-bearing unsecured note to be treated as a loan until repaid, if and when MSI has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose. On September 1, 2012, we entered in a management services agreement with our founder, President, and Chief Executive Officer, Mr. McGoldrick, whereby Mr. McGoldrick will receive a nominal amount as compensation to be paid when and if the Company obtains sufficient financing.

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

At August 31, 2014 and 2015, respectively, we owed approximately $170,000 and $260,000 in connection with software development costs incurred, consulting services and compensation due and owing to our President and Chief Executive Officer. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for our President and Chief Executive Officer who we have a management services agreement in place, which has been mutually extended by the Company and Mr. McGoldrick. No terms of the original agreement have been changed or altered. There are no other significant liabilities as of August 31, 2015. Based on the foregoing we exist month to month primarily on the ability of our founder, President and Chief Executive Officer to negotiate either the delay of or payment plans to be put in place with respect to our expenses. Our current use of funds in operations is approximately $3,000 to $4,000 per month, with a deferral of approximately $5,000 to $6,000 per month for compensation expense to our President and Chief Executive Officer, along with our software developers and other expenses that we incur to operate.

At August 31, 2014 and 2015, we owed $20,111 and $33,672 in connection with interest-free demand loans from two unrelated parties, respectively. The proceeds of which were used for basic working capital purposes.

At August 31, 2014 and 2015, we owe our President and Chief Executive Officer $30,000 and $48,000, respectively for his services and we owe $120,450 and $180,650, respectively to our ‘as needed’ basis software development firm and other consultants. The software development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company.

Significant Accounting Policies

The Company’s financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

The preparation of financial statements and related footnotes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its IPO, (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The JOBS Act exempts an EGC from the following requirements during the period of eligibility:

•

Having an independent auditor assess its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, an EGC would still have to comply with the Section 404(a) requirement that management assess its internal control over financial reporting, generally beginning with its second annual report on Form 10-K.

•

Adopting new or revised accounting standards that are effective for public companies. Instead, the effective dates of such accounting standards for private companies would apply.

•

Complying with “say-on-pay” vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. An EGC would satisfy executive compensation disclosures in a manner consistent with a smaller reporting company.

•

Complying with future changes to PCAOB auditing standards related to mandatory audit firm rotation and an Auditors Discussion & Analysis statement (if adopted). Other new standards would not apply to audits of EGCs unless the SEC decides that they should after considering the protection of investors and whether the action will promote efficiency, competition and capital formation.

With the exception of the treatment for accounting standards, each of these exemptions is voluntary and an EGC may choose to operate as an EGC as it deems appropriate. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the exemption to adopt new or revised accounting standards when they are effective for private companies and instead apply such standards on the same basis as a public company. Under section 107(b)(3), such decision to opt-out is irrevocable, and the EGC must continue to comply with such standards to the same extent that a public company is required for as long as the company remains an EGC.

Under the JOBS Act, we meet the definition of an EGC. During the period we continue to be eligible for EGC status, we will apply new or revised accounting standards following the effective date for private companies.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies. The continuation of our business is dependent upon obtaining further financing, a successful program of development, marketing and distribution of product and services, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

METASOLUTIONS, INC.

AUGUST 31, 2015

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

_________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MetaSolutions, Inc.

We have audited the accompanying balance sheets of MetaSolutions, Inc. (A Development Stage “Company”) as of August 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended August 31, 2015 and 2014 and the period from August 29, 2012 (inception) to August 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetaSolutions, Inc. as of August 31, 2015 and 2014, and the result of its operations and its cash flows for the years ended August 31, 2015 and 2014 and period from August 29, 2012 (inception) to August 31, 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

November 30, 2015

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

MetaSolutions, Inc.

(a Development Stage Company)

Balance Sheets

	August 31, 2015	August 31, 2014
ASSETS

CURRENT ASSETS:
Cash	$4,410	$-
Prepaid expense and other	14,338	-
Total Current Assets	18,748	-

OTHER ASSETS:
Deferred offering expense	-	-
Intangible asset, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$18,748	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$180,650	$120,450
Accrued compensation	48,000	30,000
Loans – unrelated parties	33,672	20,111
TOTAL LIABILITIES	262,322	170,561

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,000,000 and 4,500,000 shares issued and outstanding at August 31, 2015 and 2014, respectively	9,000	4,500
Additional paid in capital	13,300	-
Deficit accumulated during development stage	(265,874)	(175,061)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(243,574)	(170,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,748	$-

See notes to the financial statements.

MetaSolutions, Inc.

(a Development Stage Company)

Statements of Operations

	For the year ended August 31, 2015	For the year ended August 31, 2014	For the period August 29, 2012 (inception) through August 31, 2015
Service revenue	$-	$-	$-
Expenses:
Officer compensation	18,000	18,000	48,000
Audit and accounting expense	3,587	-	3,587
Software development costs	23,200	53,600	120,200
Consulting services	34,500	11,250	57,950
Travel/business development	10,311	7,072	26,529
Other expense	1,215	1,150	5,108
Amortization expense	-	-	1,000
Organizational expense	-	-	3,500

Loss before provision for income tax	90,813	91,072	265,874

Provision for income tax	-	-	-

Net loss	$(90,813)	$(91,072)	$(265,874)

Basic and diluted loss per share	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	5,313,699	4,500,000

See notes to the financial statements.

MetaSolutions, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Retained Deficit	Total
Balance - August 29, 2012 (date of inception) shares issued	3,500,000	$ 3,500	$ -	$ -	$ 3,500

Shares issued - August 31, 2012	1,000,000	1,000	-	-	1,000

Net loss	-	-	-	(6,164)	(6,164)

Balance - August 31, 2012	4,500,000	4,500	-	(6,164)	(1,664)

Net loss	-	-	-	(77,825)	(77,825)

Balance - August 31, 2013	4,500,000	4,500	-	(83,989)	(79,489)

Net loss	-	-	-	(91,072)	(91,072)

Balance - August 31, 2014	4,500,000	4,500	-	(175,061)	(170,561)

Issuance of common stock – registered offering $0.01 per share	4,500,000	4,500	40,500	-	45,000

Deferred offering costs recognized offset to additional paid in capital	-	-	(27,200)	-	(27,200)

Net loss	-	-	-	(90,813)	(90,813)

Balance - August 31, 2014	9,000,000	$9,000	$ 13,300	$ (265,874)	$(243,574)

See notes to the financial statements.

MetaSolutions, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the year ended August 31, 2015	For the year ended August 31, 2014	For the period August 29, 2012 (inception) through August 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(90.813)	$(91,072)	$(265,874)
Amortization	-	-	1,000
Shares issued for organizational expense	-	-	3,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expenses and other	(14,338)	-	(14,338)
Change in accounts payable	60,200	64,850	180,650
Change in accrued compensation	18,000	18,000	48,000
Net Cash (Used in) Operating Activities	(26,951)	(8,222)	(47,062)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	45,000	-	45,000
Deferred offering costs paid in cash	(27,200)	-	(27,200)
Loans from unrelated parties	30,061	8,222	50,172
Payment of loans unrelated parties	(16,500)	-	(16,500)
Net Cash Provided by Financing Activities	31,361	8,222	51,472
CHANGE IN CASH	4,410	-	4,410
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$4,410	$-	$4,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for intangible asset	$-	$-	$1,000

See notes to the financial statements.

MetaSolutions, Inc.

(a Development Stage Company)

Notes to the Financial Statements

August 31, 2015

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

For the period August 29, 2012 (inception) through August 31, 2012 we recognized $1,000 in amortization expense. Our proprietary business plan and modeling program was placed in service on August 29, 2012. We amortized these costs during the period described above.

j. Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $243,574 and a deficit accumulated during the development stage of $265,874 at August 31, 2015. As of August 31, 2015, the Company had no revenues from product or services and had no committed sources of capital or financing.

While the Company is attempting to generate revenues from service or software products, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company issued 3,500,000 shares of its common stock to its incorporator (chief executive officer and president), for organization expense and services. These services and direct costs were valued at $3,500. Following its formation, the Company issued 1,000,000 shares of common stock to our incorporator, as consideration for the purchase of a development code, software and a business plan. Our incorporator, incurred approximately $1,000 in costs and other payments to develop this asset. The acquisition of the business plan along with developmental code and software was valued at $1,000.

The Company on June 26, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,500,000 shares of its common stock to 23 investors. The investors paid $0.01 per share for a combined investment of $45,000.

At August 31, 2015, there are 9,000,000 shares of common stock issued and outstanding.

NOTE 5 – DEFERRED OFFERING EXPENSE

Deferred offering expense consisted of accounting fees, legal fees and other fees incurred through the balance sheet date related to our common stock offering. Upon completion of our common stock offering we offset deferred offering expense against the net offering proceeds of $45,000 and recorded this amount to additional paid in capital.

NOTE 6 – LOANS - UNRELATED PARTIES

As of August 31, 2015 the Company owes $33,672 in loan proceeds from one unrelated party. Subsequent to our inception (August 29, 2012) our incorporator and founder established a financial relationship with two unrelated parties. The Company secured two loans in order to fund the Company’s working capital expenses. From these two loans the Company received $30,061 and $8,222 during the years ended August 31, 2015 and 2014, respectively. The Company repaid $16,500 in principal on the two unrelated party notes. The two loans were unsecured and carry no interest rate or repayment terms.

NOTE 7 – INCOME TAXES

As of August 31, 2015 and 2014, the Company had net operating loss carry forwards of $265,874 and $175,061, respectively. These amounts may be available to reduce future years’ taxable income.

	As of August 31, 2015	As of August 31, 2014

Deferred tax assets:
Net operating tax carry-forwards	$93,056	$61,271
Other	-	-
Gross deferred tax assets	93,056	61,271
Valuation allowance	(93,056)	(61,271)

Net deferred tax assets	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of August 31, 2015 through the date these financial statements were issued. The Company determined that it has no reportable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of August 31, 2015, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of August 31, 2015.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and EGC’s are exempt from this requirement entirely until they are no longer an EGC. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of MetaSolutions, Inc. as of August 31, 2015.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed

Peter McGoldrick	Founder, President, Chief Executive Officer (CEO), principal executive officer, treasurer, chairman of the board of directors, Chief Executive Officer (CFO) principal financial officer and principal accounting officer	51	August 29, 2012

Peter McGoldrick – founded the Company in August 2012. Mr. McGoldrick currently serves as our President, Chief Executive Officer and Chairman of the Board. Mr. McGoldrick began his career in the energy industry in 1986 with Long Island Lighting Company (or LILCO). Mr. McGoldrick is currently employed by PSEG Long Island, a subsidiary of Public Service Enterprise Group Incorporated (PSEG), a publicly traded diversified energy company with annual revenues of $10 billion. PSEG operates the Long Island Power Authority’s transmission and distribution system under a 12-year contract. Mr. McGoldrick manages and oversees several critical aspects of PSEG’s services in the Long Island region in the position of Senior Work Coordinator, Distribution Support. Mr. McGoldrick has held that position in varying levels of responsibility since before 2009. Mr. McGoldrick obtained his Bachelors of Science in Business Management from Long Island University in 1990, his Masters of Business Administration from Dowling College in 1995. Mr. McGoldrick received his Accounting certification from Hofstra University in 2006. Mr. McGoldrick has the necessary skills and accomplishments to manage and oversee the growth of MetaSolutions, Inc.

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board held no formal meetings in the prior fiscal year. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board, or any committee performing similar functions. Our Board performs the functions of nominating and compensation committees.

Audit Committee

Our Board has not established an audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o MetaSolutions, Inc., at the Company’s address listed on the cover of this Report.

Director Nominations

As of August 31, 2015, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Board Leadership Structure and Role on Risk Oversight

Mr. McGoldrick currently serves as our principal executive officer and sole director of the Company. We have determined this leadership structure was duly appropriate for us because of our small size, limited operations and resources. The Board will continue to evaluate our leadership structure and modify as deemed appropriate based on size, resources and operations of the Company. It is anticipated that our Board will establish procedures and guidelines to determine an appropriate role for members of the Board in risk oversight function of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company, except for what has been reported in our registration statement on Form S-1. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal years ended August 31, 2015 and 2014, respectively:

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter McGoldrick(1)(2)	2015	18,000	-	-	-	-	-	-	18,000
	2014	18,000	-	-	-	-	-	-	18,000

The Company on September 1, 2012 entered into formal employment arrangement with Mr. McGoldrick for management services. Mr. McGoldrick’s compensation is fixed at $1,000 per month for two one hundred eighty (180) day periods and $1,500 per month thereafter and not based on any percentage calculations. Mr. McGoldrick and the Company agreed to mutually extend the management services beyond its original term. No terms of the original agreement have been changed or altered. There is no amended or modified agreement in place, besides the original management services agreement. Mr. McGoldrick makes all decisions determining the amount and timing of payment for his compensation and, for the foreseeable future, Mr. McGoldrick elected not to receive any payment of his compensation which permits us to meet our financial obligations.

(1)

Mr. McGoldrick upon inception (August 29, 2012) received 3,500,000 shares of common stock of the Company in exchange for organizational services which were valued at $3,500. The Company does not intend to issue additional shares to Mr. McGoldrick for services as an officer under his employment agreement or as a director for the foreseeable future.

(2)

Mr. McGoldrick for fiscal years ended August 31, 2015 and 2014, Mr. McGoldrick was to receive $18,000 and $18,000, respectively. Mr. McGoldrick’s management services agreement provides for compensation of $1,000 per month for the first year which began on September 1, 2012 and $1,500 per month for the second year. The Company owes $48,000 in deferred compensation to Mr. McGoldrick as of August 31, 2015. The Company automatically renewed Mr. McGoldrick’s management services agreement for 2015 and into 2016.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended August 31, 2015 and August 31, 2014.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended August 31, 2015 and August 31, 2014.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of August 31, 2015.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended August 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Peter McGoldrick	$-	$-	$-	$-	$-	$-	$-

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate compensation committee. Instead, our Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters that may be brought forth to it.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreement s regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of November 30, 2015, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Directors and Executive Officers
Peter McGoldrick
c/o MetaSolutions Inc.	4,500,000	50%

Notes:

(1)

Based on 9,000,000 shares of common stock issued and outstanding as of November 30, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The Transfer Agent for our common stock is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121. Its telephone number is (801) 274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address is 34 Randall Avenue, Suite 100, Lynbrook, New York 11563. The space is provided to us by Mr. McGoldrick. Mr. McGoldrick incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

The Company issued 3,500,000 shares of its common stock to its founder, President, and Chief Executive Officer, Mr. McGoldrick, and chief financial officer in exchange for organizational services incurred upon incorporation. These services were valued at $3,500.

Mr. McGoldrick developed our business plan and foundation for the software development that we continue to improve upon. Mr. McGoldrick received 1,000,000 shares of our common stock for selling his business plan and various other industry related materials to us. The value of intangible assets which we purchased was $1,000 which approximates the total cost incurred by Mr. McGoldrick.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB and the OTCQB do not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Peter McGoldrick is not an independent director because he currently holds the title of officer in the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2015 and August 31, 2014 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2015 and 2014 were pre-approved, respectively, in accordance with the policy of the Board.

	August 31, 2015	August 31, 2014
Audit fees (1)	$12,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$12,000	$-

Notes:

(1)

Audit fees consist of audit and review services, consents and review of documents filed with the SEC. For fiscal year ended August 31, 2015 and August 31, 2014, $10,000 and none were included in deferred offering costs which was offset against additional paid in capital upon completion of the offering, respectively.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)

Financial Statements

(b)

Exhibits

3.1*	Articles of Incorporation
3.2*	By-Laws
10.1*	Conflict of Interest Agreement

10.2**	Management Agreement between MetaSolutions, Inc. and Peter McGoldrick
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed with initial filing of the Company’s registration statement on Form S-1, January 27, 2015.

** Filed with Pre-effective Amendment #1 on Form S-1, March 12, 2015

# Filed herewith

## Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections m 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METASOLUTIONS, INC.
(Registrant)

Date: November 30, 2015	By:	/s/ Peter McGoldrick
Peter McGoldrick
Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal
Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Peter McGoldrick Peter McGoldrick	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	November 30, 2015