Form 10-Q
period 2015-11-30
METASOLUTIONS, INC.
filed 2015-12-21
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2015

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from               to

Commission file number 333-201719

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

The number of shares of the registrant’s common stock outstanding as of December 21, 2015 was 9,000,000 shares.

METASOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

MetaSolutions, Inc.

Balance Sheets

	November 30, 2015 (unaudited)	August 31, 2015 (audited)
ASSETS

CURRENT ASSETS:
Cash	$1,838	$4,410
Prepaid expense and other	9,204	14,338
Total Current Assets	11,042	18,748

OTHER ASSETS:
Deferred offering expense	-	-
Intangible asset, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$11,042	$18,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$203,125	$180,650
Accrued compensation	52,500	48,000
Loans – unrelated parties	46,903	33,672
TOTAL LIABILITIES	302,528	262,322

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,000,000 shares issued and outstanding at November 30, 2015 and August 31, 2015, respectively	9,000	9,000
Additional paid in capital	13,300	13,300
Accumulated deficit	(313,786)	(265,874)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(291,486)	(243,574)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,042	$18,748

See notes to the financial statements.

MetaSolutions, Inc.

Statements of Operations

(unaudited)

	For the three months ended November 30, 2015	For the three months ended November 30, 2014
Service revenue	$-	$-

Expenses:
Officer compensation	4,500	4,500
Audit and accounting expense	4,000	-
Software development costs	6,800	7,200
Consulting services	13,050	3,600
Travel/business development	1,232	3,604
Other expense	18,330	-
Amortization expense	-	-
Organizational expense	-	-

Loss before provision for income tax	47,912	18,904

Provision for income tax	-	-

Net loss	$(47,912)	$(18,904)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	9,000,000	4,500,000

See notes to the financial statements.

MetaSolutions, Inc.

Statements of Cash Flows

(unaudited)

	For the three months ended November 30, 2015	For the three months ended November 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(47,912)	$(18,904)
Amortization	-	-
Shares issued for organizational expense	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expenses and other	5,134	-
Change in deferred offering expense	-	-
Change in accounts payable	22,475	10,800
Change in accrued compensation	4,500	4,500
Change in deferred expenses	-	-
Net Cash (Used in) Operating Activities	(15,803)	(3,604)
CASH FLOW FROM INVESTING ACTIVITIES	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Deferred offering costs paid in cash	-	-
Loans from unrelated parties	14,231	3,604
Payment of loans unrelated parties	(1,000)	-
Net Cash Provided by Financing Activities	13,231	3,604
CHANGE IN CASH	(2,572)	-
CASH AT BEGINNING OF PERIOD	4,410	-
CASH AT END OF PERIOD	$1,838	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for intangible asset	$-	$-

See notes to the financial statements.

MetaSolutions, Inc.

Notes to the Financial Statements

November 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company elected an August 31, year-end.

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

For the period August 29, 2012 (inception) through August 31, 2012 we recognized $1,000 in amortization expense. Our proprietary business plan and modeling program was placed in service on August 29, 2012. We amortized these costs during the period ended August 31, 2012.

j. Recently Issued Accounting Pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements except for the following:

In June of 2014 FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10 for the period ending November 30, 2015. The adoption of ASU 2014-10 did not have an impact on our results of operations, financial condition or cash flow.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $291,486 and a deficit accumulated during the development stage of $313,786 at November 30, 2015. As of November 30, 2015, the Company had no revenues from product or services and had no committed sources of capital or financing.

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

At November 30, 2015, there are 9,000,000 shares of common stock issued and outstanding. As of November 30, 2014 there were 4,500,000 shares of common stock issued and outstanding.

NOTE 5 – DEFERRED OFFERING EXPENSE

Deferred offering expense consisted of accounting fees, legal fees and other fees incurred through the balance sheet date related to our common stock offering. Upon completion of our common stock offering we offset deferred offering expense against the net offering proceeds of $45,000 and recorded this amount to additional paid in capital.

NOTE 6 – LOANS - UNRELATED PARTIES

As of November 30, 2015 the Company owes $46,903 in loan proceeds from one unrelated party. Subsequent to inception (August 29, 2012) our incorporator and founder established a financial relationship with two unrelated parties. The Company secured two loans in order to fund the Company’s working capital expenses. From one of the unrelated parties the Company received $14,231 and $3,604 during the three month period ended November 30, 2015 and 2014, respectively. The unrelated party loans were unsecured and carried no interest rate or repayment terms.

NOTE 7 – INCOME TAXES

As of November 30, 2015 and August 31, 2015, the Company had net operating loss carry forwards of $313,786 and $265,874, respectively. These amounts may be available to reduce future years’ taxable income.

	As of November 30, 2015	As of August 31, 2015

Deferred tax assets:
Net operating tax carry-forwards	$109,825	$93,056
Other	-	-
Gross deferred tax assets	109,825	93,056
Valuation allowance	(109,825)	(93,056)

Net deferred tax assets	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of November 30, 2015 through the date these financial statements were issued. The Company determined that it has no reportable subsequent events.

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

Operations

We were incorporated on August 29, 2012 and acquired our business plan on that date. Most of the activity through November 30, 2015 involved execution of our business plan and business development, software development and testing of such programming language for use in our energy intelligence management system as well as, most recently, the preparation of the Company’s financials and other corporate governance efforts in anticipation of our recently completed direct public offering (the recently completed “Offering”).

We have limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

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

Financial Condition and Results of Operations

Results of Operations for Three Month Period ended November 30, 2015 and November 30, 2014

Expenses

Expenses for the three months ended November 30, 2015 and 2014 were $47,912 and $18,904, respectively. Officer’s compensation remained constant at $4,500 for three months ended November 30, 2015 and 2014. Software development costs decreased from $7,200 to $6,800 for the three months ended November 30, 2015 compared to the three months ended November 30, 2014. This represented a decrease of $400 or 5.5% from the prior three month period presented. The Company’s software development efforts are expected to increase with the progress and execution of the Company’s business plan. The Company expects to continue to incur significant software development costs into the foreseeable future. Travel expense decreased from $3,604 to $1,232 for the three months ended November 30, 2015 compared to the three months ended November 30, 2014. This represented a decrease of $2,372 or 65.8% from the prior three month period presented. Consulting expense increased from $3,600 to $13,050 for the three months ended November 30, 2015 compared to the three months ended November 30, 2014. This represented an increase of $9,450 or 262.5% from the prior three month period presented. The Company actively manages its outside consultants and travel expenses to coincide with its business plan execution and its software development. The Company incurred $18,330 in other expenses which primarily relate to the Company’s efforts in obtaining its depository trust company application and acceptance, its OTCMarkets application and acceptance and various other costs in public reporting compliance. Approximately $16,500 of these costs were one time only and the Company does not believe that it will incur these expenses again.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended November 30, 2015 and 2014 was $47,912 and $18,904 respectively. We recorded no provision for federal or state income taxes in either three months. We have not generated any revenues from our intended energy intelligence management products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended November 30, 2015 and 2014 was $0.01 and $0.00 per share, respectively. Basic and diluted number of shares outstanding was 9,000,000 and 4,500,000 for the three months ended November 30, 2015 and 2014, respectively.

Liquidity

We paid all of our costs related to our recently completed Offering. This was approximately $25,000. Any additional costs in order for us to continue as a public company will be paid as and when necessary or otherwise accrued on the books and records of MSI. Absent the ability to pay these amounts, we will need to seek financial assistance from our shareholders or third parties who may agree to loan us the funds to cover the balance of outstanding professional and related fees to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans most likely will be evidenced by a noninterest-bearing unsecured note to be treated as a loan until repaid, if and when MSI has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose. On September 1, 2012, we entered in a management services agreement with our founder, President, and Chief Executive Officer, Mr. McGoldrick, whereby Mr. McGoldrick will receive a nominal amount as compensation to be paid when and if the Company obtains sufficient financing.

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

We embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we became a public entity, we are subject to the reporting requirements of the Exchange Act of 1934, we will incur significant and ongoing expenses associated with professional fees such as accounting, legal and a host of other expenses including costs associated with annual reports and proxy statements, if required. We estimate that these costs will range up to $75,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

As of August 31, 2015 and November 30, 2015, respectively, we owed approximately $216,000 and $255,000 in connection with software development costs incurred, consulting services and compensation due and owing to our President and Chief Executive Officer. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for our President and Chief Executive Officer who we have a management services agreement in place, which has been mutually extended by the Company and Mr. McGoldrick. No terms of the original agreement have been changed or altered. There are no other significant liabilities as of November 30, 2015. Based on the foregoing we exist month to month primarily on the ability of our founder, President and Chief Executive Officer to negotiate either the delay of or payment plans to be put in place with respect to our expenses. Our current use of funds in operations is approximately $3,000 to $4,000 per month, with a deferral of approximately $5,000 to $6,000 per month for compensation expense to our President and Chief Executive Officer, along with our software developers and other expenses that we incur to operate.

As of August 31, 2015 and November 30, 2015, we owed $33,672 and $46,903 in connection with an interest-free demand loan from one unrelated party, respectively. The proceeds of which were used for basic working capital purposes.

As of August 31, 2015 and November 30, 2015, we owe our President and Chief Executive Officer $48,000 and $52,500, respectively for his services and we owe $180,000 and $203,000, respectively to our ‘as needed’ basis software development firm and other consultants. The software development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

MSI is an early stage company and has virtually no financial resources. We have negative working capital of $291,486 and $243,574 and a stockholders’ deficit of $291,486 and $243,574 at November 30, 2015 and August 31, 2015, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended August 31, 2015 that states that Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. We will be required to seek additional financing beyond the amount received from our recently completed Offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Now that we have completed our Offering most of the efforts of our founder, President and Chief Executive Officer will now be spent on the further development and execution of our business plan. We will now begin to seek the necessary additional financing to further pursue and execute on our business plan. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain the necessary financing to continue as a going concern.

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

We were formed in August 2012. Most of our efforts to date have been related to executing our business plan and commencing business operations, which include the development and writing of code for our energy intelligence management system which consists of software and algorithms. Through November 30, 2015, we have had no revenues. We face a high risk of business failure. The likelihood of success for our Company must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s energy intelligence management product or services will occur or be significant enough or that we will be able to sell it at a profit, if at all. Future revenues and/or profits, if any, will depend on many factors, including, but not limited to initial (and continued) market acceptance of the Company’s energy intelligence management products or services and the successful implementation of its planned strategy.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and currently there is no established public market for our securities. A market maker filed an application with FINRA on our behalf so as to be able to quote our common stock on the OTCBB maintained by FINRA. On October 23, 2015 FINRA approved the market makers application and provided us with the trading symbol “MTSU’. We are not permitted to file such application on our own behalf. While the application was accepted, there can be no assurances as to whether –

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we can begin to have our shares of common stock quoted on the OTCBB, we are still limited in any real trading. Therefore through a broker-dealer and its clearing firm, we will seek to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take. We recently obtained DTC-eligibility.

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

*

the basis on which the broker or dealer made the suitability determination, and

*

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

*

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

*

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

*

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

*

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

*

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

*

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

As of the effective date of our registration statement May 19, 2015, we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which become immediately available to the public for inspection and copying. In the event during the year following our effective registration statement (May 19, 2015), these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs during the first year, we will no longer be obligated to file such periodic reports with the SEC and access to our business information will be even more restricted. After our effectiveness which we obtained on May 19, 2015, we may be subject to the requirements to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. We are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means access to information regarding our business and operations will again be limited.

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

None for the period ending November 30, 2015

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

Dated: December 21, 2015

METASOLUTIONS, INC.

(Registrant)

By: /s/ Peter McGoldrick

By: Peter McGoldrick, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer