Form 10-KT
period 2015-12-31
BIOTRICITY INC.
filed 2016-04-13
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ ]

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

OR

[X]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2015 to December 31, 2015

Commission File Number:  333-201719

BIOTRICITY, INC. (FORMERLY METASOLUTIONS, INC.)

(Exact name of registrant as specified in its charter)

Nevada	47-2548273
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

75 International Blvd., Suite 300

Toronto, ON M9W 6L9

(Address of principal executive offices, including zip code)

(416) 214-3678

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes [ ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  [ ]    No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,830,093.

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 12, 2016, was 15,876,947.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On February 2, 2016, we acquired iMedical Innovation Inc., a company existing under the laws of Canada (“iMedical”), through our indirect subsidiary 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”). Details of the transaction are provided in Item 1 of this Transition Report on Form 10-K.

The historical fiscal year end of iMedical was December 31. In connection with the acquisition of iMedical, we filed a Current Report on Form 8-K presenting “Form 10” information with respect to iMedical, including audited financial statements and other information with respect to iMedical as of and for its fiscal year ended December 31, 2014. Upon the acquisition, we changed our fiscal year end from August 31 to December 31. This action created a transition period of September 1, 2015 through December 31, 2015. We are required to file this Transition Report on Form 10-K containing our audited financial statements for the four month transition period ended December 31, 2015.

As a result, unless otherwise indicated herein, comparisons of fiscal year results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Transition Report, and elsewhere herein, compare results for the four-month transition period from September 1, 2015 through December 31, 2015 to the 12-month period of the fiscal year ended August 31, 2015, and accordingly are not comparing results for a comparable period of time.

The audited financial statements of iMedical for the fiscal years ended December 31, 2015 and 2014 are filed with the Securities and Exchange Commission on Amendment No. 1 to Form 8-K of the Company, on April 13, 2016, and are also attached to this Transition Report on Form 10-K as Exhibit 99.1.

Unless otherwise noted, reference in this Transition Report to “Company”, “we,” “us” and “our” are references to Biotricity Inc. f/k/a Metasolutions, Inc., and, unless the context otherwise requires, together with its subsidiary iMedical. References to iMedical refer to such company prior to its acquisition by the Company on February 2, 2016.

PART I

ITEM 1. BUSINESS

Our Company was incorporated on August 29, 2012 in the State of Nevada. At the time of our incorporation the name of our company was Metasolutions, Inc. On January 27, 2016, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”), effective as of February 1, 2016, whereby, among other things, we changed our name to Biotricity Inc. and increased the authorized number of shares of common stock from 100,000,000 to 125,000,000 and “blank check” preferred stock from 1,000,000 to 10,000,000.

iMedical was incorporated on July 3, 2014 under the Canada Business Corporations Act. Sensor Mobility Inc. was incorporated on July 22, 2009 under the laws of the Province of Ontario, Canada. Sensor Mobility was also engaged in research and development activities within the remote monitoring segment of preventative care. On August 11, 2014, all the stockholders of Sensor Mobility entered into a series of rollover agreements for the sale of their shares to iMedical. Pursuant to these agreements, all the stockholders of Sensor Mobility received twice the number of shares of iMedical in exchange for their shares in Sensor Mobility. Accordingly, iMedical issued 11,829,500 shares in exchange for 5,914,750 shares of Sensor Mobility, which were subsequently cancelled, effective November 21, 2014. As the former stockholders of Sensor Mobility became the majority stockholders of iMedical in such transaction, it was accounted for as a reverse merger and was treated as an acquisition of iMedical (legal acquirer) and a recapitalization of Sensor Mobility (accounting acquirer). As Sensor Mobility was the accounting acquirer, the results of its operations carried over.

The Transaction

On February 2, 2016, we acquired iMedical, through our indirect subsidiary Exchangeco, as described more fully below (collectively referred to as the “Acquisition Transaction”).

In connection with the closing of the Acquisition Transaction, we experienced a change of control, as:

•

our sole former director resigned and a new director, who is the sole director of iMedical, was appointed to fill the vacancy;

•

our prior Chief Executive Officer and sole officer, who beneficially owned 6,500,000 shares of our common stock, resigned from all positions and transferred all of his shares back to us for cancellation;

•

the former management of iMedical were appointed as our executive officers; and

•

the former shareholders of iMedical entered into a transaction whereby their existing common shares of iMedical were exchanged for either: (a) shares in the capital of Exchangeco that are exchangeable for shares of our common stock at the same ratio as if the shareholders exchanged their common shares in iMedical at the consummation of the Acquisition Transaction for our common stock (the “Exchangeable Shares”); or (b) shares of our common stock, which (assuming exchange of all such Exchangeable Shares) would equal in the aggregate a number of shares of our common stock that constitute 90% of our issued and outstanding shares as of the date of the closing date of the Acquisition Transaction.

Immediately prior to the closing of the Acquisition Transaction, we transferred all of the then-existing business, properties, assets, operations, liabilities and goodwill of the Company, to W270 SA, a Costa Rican corporation, pursuant to an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”). Accordingly, as of immediately prior to the closing of the Acquisition Transaction, we had no assets or liabilities.

On February 2, 2016, we entered into an Exchange Agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and our wholly owned subsidiary, Exchangeco, iMedical and the former shareholders of iMedical (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account the Exchangeable Share Transaction (as defined below). After giving effect to this transaction, we commenced operations through iMedical.

Effective on the closing of the Acquisition Transaction:

(a)

the Company issued approximately 1.197 shares of its common stock in exchange for each common share of iMedical held by iMedical shareholders who in general terms, are not residents of Canada (for the purposes of the Income Tax Act (Canada)) (the “Non-Eligible Holders”);

(b)

shareholders of iMedical who in general terms, are Canadian residents (for the purposes of the Income Tax Act (Canada)) (the “Eligible Holders”) received approximately 1.197 Exchangeable Shares in the capital of Exchangeco in exchange for each common share of iMedical held (collectively, (a) and (b) being, the “Exchangeable Share Transaction”);

(c)

each outstanding option (each an “Option”) to purchase common shares in iMedical (whether vested or unvested) was exchanged, without any further action or consideration on the part of the holder of such option, for approximately 1.197 economically equivalent replacement options (each a “Replacement Option”) with an inverse adjustment to the exercise price of the Replacement Option to reflect the exchange ratio of approximately 1.197:1;

(d)

each outstanding warrant (each a “Warrant”) to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each Warrant, with an inverse adjustment to the exercise price of the Warrants to reflect the exchange ratio of approximately 1.197:1;

(e)

each outstanding advisor warrant (each an “Advisor Warrant”) to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each Advisor Warrant, with an inverse adjustment to the exercise price of the Advisor Warrants to reflect the exchange ratio of approximately 1.197:1; and

(f)

the outstanding 11% secured debentures of iMedical (each a “Convertible Debenture”) were adjusted, in accordance with the adjustment provisions thereof, as and from closing, so as to permit the holders to convert (and in some circumstances permit the Company to force the conversion of) the Convertible Debentures into shares of the common stock of the Company at a 25% discount to the purchase price per share in our next offering.

Pursuant to the rights and privileges of the Exchangeable Shares, the holders of such Exchangeable Shares maintain the right to: (i) receive dividends equal to, and to be paid concurrently with, dividends paid by the Company to the holders of its common stock; (ii) vote, through the Trustee’s voting of the Special Voting Preferred Stock (as defined herein), on all matters that the holders of Common Stock of the Company are entitled to vote upon; and (iii) receive shares of Common Stock of the Company upon the liquidation or insolvency of the Company or upon the redemption of such Exchangeable Shares by Exchangeco. The Exchangeable Shares do not give the holders thereof any economic, voting, or other control rights over either Exchangeco or iMedical.

As part of the Exchangeable Share Transaction, we entered into the following agreements, each dated February 2, 2016:

•

Voting and Exchange Trust Agreement (the “Trust Agreement”) with Exchangeco, Callco and Computershare Trust Company of Canada (the “Trustee”); and

•

Support Agreement (the “Support Agreement”) with Exchangeco and Callco.

Pursuant to the terms of the Trust Agreement, the parties created a trust for the benefit of its beneficiaries, which are the holders of the Exchangeable Shares, enabling the Trustee to exercise the voting rights of such holders until such time as they choose to redeem their Exchangeable Shares for shares of the common stock of the Company, and allowing the Trustee to hold certain exchange rights in respect of the Exchangeable Shares.

As a condition of the Trust Agreement and prior to the execution thereof, we filed a Certificate of Designation with the Nevada Secretary of State, effective February 2, 2016, designating a class of our preferred shares as the Special Voting Preferred Stock (the “Special Voting Preferred Stock”) and issued one share of the Special Voting Preferred Stock to the Trustee.

The Special Voting Preferred Stock entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement. The Trust Agreement further sets out the terms and conditions under which holders of the Exchangeable Shares are entitled to instruct the Trustee as to how to vote during any stockholder meetings of our company.

Pursuant to the terms of the Trust Agreement, we granted the Trustee the right to require the Company to purchase the Exchangeable Shares from any beneficiary upon the occurrence of certain events including in the event that we are bankrupt, insolvent or our business is wound up. The Trust Agreement continues to remain in force until the earliest of the following events: (i) no outstanding Exchangeable Shares are held by any beneficiary under the Trust Agreement; and (ii) each of iMedical and us elects to terminate the Trust Agreement in writing and the termination is approved by the beneficiaries.

Pursuant to the terms of the Support Agreement, we agreed to certain covenants while the Exchangeable Shares were outstanding, including: (i) not to declare or pay any dividends on our common stock unless Exchangeco simultaneously declares or pays an equivalent dividend for the holders of the Exchangeable Shares; (ii) advising Exchangeco in advance of any dividend declaration by the Company; (iii) ensure that the record date for any dividend or other distribution declared on the shares of the Company is not less than seven days after the declaration date of such dividend or other distribution; (iv) taking all actions reasonably necessary to enable Exchangeco to pay and otherwise perform its obligations with respect to the issued and outstanding Exchangeable Shares; (v) to ensure that shares of the Company are delivered to holders of Exchangeable Shares upon exercise of certain redemption rights set out in the agreement and in the rights and restrictions of the Exchangeable Shares; and (vi) reserving for issuance and keeping available from our authorized common stock such number of shares as may be equal to: (A) the number of Exchangeable Shares issued and outstanding from time to time; and (B) the number of Exchangeable Shares issuable upon the exercise of all rights to acquire Exchangeable Shares from time to time.

The Support Agreement also outlines certain restrictions on our ability to issue any dividends, rights, options or warrants to all or substantially all of our stockholders during the term of the agreement unless the economic equivalent is provided to the holders of Exchangeable Shares. The Support Agreement is governed by the laws of the Province of Ontario.

In conjunction with the closing of the Acquisition Transaction, an aggregate of 6,500,000 shares of our common stock were deemed cancelled, all of which were held by our former President and Chief Executive Officer.

Following the Acquisition Transaction, as of the date of the closing of the Acquisition Transaction, there were an equivalent of approximately 25,000,000 shares of our common stock issued and outstanding of which pre-existing stockholders hold 2,500,000 and former iMedical shareholders hold: (a) an equivalent of 9,123,031 shares of our common stock through their ownership of 100% of the Exchangeable Shares and (b) 13,376,947 shares of our common stock directly.

As a result, our pre-Acquisition Transaction stockholders hold approximately 10% of our issued and outstanding shares of Common Stock (which could be decreased to approximately 7.2%), and the former stockholders of iMedical hold approximately 90% of our issued and outstanding shares of Common Stock (which could be increased to approximately 92.8%) either directly or indirectly through their ownership of 100% of the Exchangeable Shares.

Furthermore, up to 750,000 shares of our common stock that were outstanding prior to the Acquisition Transaction are held in escrow and are subject to forfeiture in the event we are not able to raise $6 million within 6 months of the date of the Acquisition Transaction.

Any shares of our common stock and any Exchangeable Shares, in either case that were issued in the Exchangeable Share Transaction, are subject to the following lock-up schedule (unless such schedule is accelerated at the discretion of our board of directors, with the written consent of Highline Research Advisors, LLC, an adviser):

•

10% shall be released upon effectiveness of the registration statement in Form S-1 proposed to be filed with the U.S. Securities and Exchange Commission, allowing for the resale of such shares as provided therein (the “S-1 Filing”);

•

25% shall be released on the 6 month anniversary of effectiveness of the S-1 Filing;

•

50% shall be released on the 9 month anniversary of effectiveness of the S-1 Filing; and

•

the remaining 15% shall be released on the 12 month anniversary of effectiveness of the S-1 Filing.

Description of Business

Company Overview

Through December 31, 2015 and until the Acquisition Transaction we were an energy intelligence company that sought to provide comprehensive energy efficiency solutions to the commercial market. Following the close of the Acquisition Transaction, we became a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT.

To date, we have developed our Bioflux MCT technology which is comprised of a monitoring device and software component, verified our business model, and built strategic partnerships to accelerate our go-to-market strategy and growth.

We have established research partnerships with academic institutions such as the University of Calgary, and federal research organizations such as the National Research Council of Canada (NRCC). We are also currently engaged in a collaboration with the Rockyview General Hospital in Calgary, Canada, to determine the predictive value of electrocardiogram (ECG) readings in preventative healthcare applications. The study is designed to identify novel patterns in ECG readings that may be translated into probability models for use in the development of proprietary algorithms for diagnostic applications, and to determine if ECG readings have predictive value for use in preventative healthcare applications, such as self-managed care. The research is partly funded by the NRCC.

Market Overview

Chronic diseases are the number one burden on the healthcare system, driving up costs year over year. Lifestyle related illnesses such as obesity and hypertension are the top contributing factors of chronic conditions including diabetes and heart disease. Government and healthcare organizations are focused on driving costs down by shifting to evidence-based healthcare where individuals, especially those suffering from chronic illnesses, engage in self-management. This has led to massive growth in the connected health market, which is projected to reach $59 billion by 2020 at a compound annual growth rate (CAGR) of 33.4%. Remote patient monitoring (RPM), one of the key areas of focus for self-management and evidence-based practice, is growing at a CAGR of 49%, with an estimated 36 million patients using such solutions by 2020. Currently, over 50% of hospitals are already using RPM solutions to improve risk management and care quality.

The number one cost to the healthcare system is cardiovascular disease (CVD), responsible for 1 in every 6 healthcare dollars spent in the US. By 2030, CVD is expected to have an impact of over $1 trillion in medical expenses and lost productivity. With CVD also being the number one cause of death worldwide, early detection, diagnosis, and management of chronic cardiac conditions are necessary to relieve the increasing burden on the healthcare infrastructure. Diagnostic tests such as ECGs are used to detect, diagnose and track certain types of cardiovascular conditions. We believe that the rise of lifestyle related illnesses associated with heart disease has created a need to develop cost-effective diagnostic mechanisms to fill a hole in the current ECG market.

The global ECG market is expected to be worth $26 billion in 2020 and is growing at a CAGR of 4.7%. The factors driving this market include an aging population, an increase in chronic diseases related to lifestyle choices, improved technology in diagnostic ECG devices, and high growth rates of ECG device sales.

The US portion of the ECG market is expected to be worth $9.32 billion in 2020 and is comprised of three major segments: resting (non-stress) ECG systems, stress ECG systems, and event monitoring systems. The event monitoring segment alone is expected to be worth $4.66 billion in 2020, and is currently broken into the Holter, Event Loop, and MCT monitoring categories.

We believe that MCT is the preferred diagnostic choice of physicians and cardiologists, as it increases the quality of care and reduces patient risk. The MCT diagnostic is a robust, continuous, remote monitoring solution for cardiac arrhythmia, and it often eliminates the need for expensive overnight monitoring in a hospital. However, the MCT devices currently available are based on outdated technologies which often require a patient to wear a bulky device, and are not readily accessible.

In the US, MCT tests are primarily conducted through outsourced Independent Diagnostic Testing Facilities (IDTFs) that are reimbursed at an average rate of $850 per diagnostic test. There are currently five competitors within the US MCT diagnostic market, which have effectively restricted MCT services to outsourced clinics and locked physicians out of the MCT market with no ability to receive financial reimbursement for MCT diagnostics.

We intend to enter our MCT diagnostic device and software solution into the market as the sixth competitor and employ an insourcing business model. This proposed business model is applicable to a significantly larger portion of the total available market, which include hospitals, physicians’ offices and other IDTFs. We believe our insourcing model has the benefit of a reduced operating overhead by offering our solution on a pay-per-use basis, enabling a more efficient market penetration and distribution strategy.

Our vision is to revolutionize the MCT market by providing a convenient, cost-effective, integrated MCT solution, inclusive of both software and hardware for the providers and the patients. The solution is designed as a platform to encompass all segments of the event monitoring market, and future market growth.

Our Bioflux MCT solution is comprised of a uniquely designed monitoring device that is pending 510(k) clearance and an ECG reporting software component that is already FDA cleared and has 300 existing customers, enabling us to introduce the Bioflux device quickly and efficiently into the marketplace. We believe the Bioflux solution is superior to its competitors because it:

•

offers better and/or equivalent diagnostics to current MCT devices in use;

•

provides recurring reimbursements to doctors, hospitals and IDTFs;

•

provides a revenue model that fits within the established insurance billing practices;

•

provides built-in cellular connectivity, enabling immediate alert to user in the event of an emergency;

•

provides motion tracking to detect exercise, activity, and disorientation; and

•

incorporates technology that is future-ready, in that its form and function enables opportunities adjacent to the MCT market.

Following Bioflux, we intend to introduce medical-grade monitoring into the consumer market via our proposed Biolife solution, which we are designing to improve healthcare with technology that aids chronic disease prevention. Biolife is expected to be designed to empower individuals by creating a compliance optimized user experience that combines ECG data and social media interactivity with a lifestyle log. Design and development is already underway, and Biolife is scheduled to launch in the Fall of 2016.

Market Opportunity

ECGs are a key diagnostic test utilized in the diagnosis of cardiovascular disease, the number one cause of death worldwide. The global ECG market is projected to be worth $26 billion in 2020, of which approximately 36% ($9.32 billion) is attributed to the US ECG market, with event monitoring accounting for $4.66 billion of that. In the US in 2012, there were 26.6 million people living with cardiovascular disease with an additional 2.5 million people being diagnosed every year. The increasing market size is attributed to an aging population and an influx in chronic diseases related to lifestyle choices.

The US ECG market is divided into three major product segments:

1. Event monitoring systems;

2. Stress ECG systems; and

3. Resting (non-stress) ECG systems.

Event monitoring systems are projected to grow the fastest due to a shift from in-hospital/clinic monitoring to outpatient monitoring. This shift is expected to help reduce health care costs by limiting the number of overnight hospital stays for patient monitoring. We believe that physicians prefer event monitoring systems over resting and stress ECG systems because they provide better insight to the patient’s condition for diagnostic purposes.

The event monitoring market is divided into the Holter, Event Loop and Mobile Cardiac Telemetry (MCT) product segments, of which Holter and Event Loop are the current market leaders. Amongst event monitoring systems, we believe that the preferred choice of physicians and cardiologists is MCT, because of its ability to continuously monitor patients in real-time, thereby reducing a patient’s risk and a physician’s liability. MCT devices have built-in arrhythmia detectors and real-time communication, which allow physicians to prescribe the device for a longer period of time; thereby enabling prolonged data collection and delivering a more complete picture for diagnosis.

We believe that Holter and Event Loop solutions compromise patient safety because they lack the ability to alert the patient in the event of an emergency. With Holter and Event Loop monitoring, ECG data is not uploaded or transmitted in real-time. Comparatively, if the patient were monitored through an MCT device with real-time ECG data transfer and cellular network access, then in the event of cardiac distress, the monitoring center would immediately send communication to the patient.

Despite our belief that MCT is the optimal solution and the preferred system, the MCT Market is the smallest segment of event monitoring systems with an estimated size of approximately $918 million. This is because the reimbursement revenues associated with MCT incentivizes the dominant solution providers to earn the fees independent of the physician. This creates a critical problem in the marketplace where physicians have the choice to either use the Holter/Event monitor, or lose money and prescribe an MCT. An additional option is to incur huge costs to build out MCT capabilities in order to prescribe MCT. As a result, we believe that physicians will mostly prescribe MCT tests on high-risk patients only, where real-time communication is critical.

In order to properly administer the MCT test, a healthcare provider must have access to three essential components:

1.

The MCT device;

2.

An ECG viewing software that is capable of reading the data recorded from the device; and

3.

A monitoring station that collects the ECG data and responds to the patient in case of an alarm detection.

In addition, there is a shortage in the number of MCT solutions available, as the current MCT diagnostic providers essentially control all of the current MCT devices and software. Since MCT requires an FDA-cleared device, FDA-cleared ECG software, and remote monitoring capabilities, very few companies have attempted to create an all-encompassing solution due to regulatory and development timelines. Currently, there are only 5 MCT solutions within the market of which there are both solution providers and device manufacturers. There also exists overlap amongst the providers and device manufacturers, leading to further confusion and marketplace complexities.

Of the five MCT systems currently available in the market, three are owned by solution providers (IDTFs) who employ an outsourcing business model and we believe are unwilling to sell to physicians. The other two MCT providers we believe are willing to sell their solution at prohibitively high prices for devices plus upfront software costs and a per test fee for monitoring. One of these MCT devices does not have scalable software; and the other lacks monitoring software, requiring a customer to acquire third party software and incur integration expenses. In these two scenarios, the physician would have to incur upfront costs that would take time to recoup before profits are realized.

The limited number of competitors makes this an attractive market for new entrants. However, entry into the market requires a hardware device coupled with ECG software and access to a monitoring station. Two of the five MCT players have done so by building their own monitoring infrastructure, developing their own ECG software and utilizing TZ Medical’s MCT device. However, this is capital intensive and we believe cost prohibitive for hospitals and clinics. These barriers are in our opinion the key reasons as to why Holter and Event Loop have maintained a significant portion of the $4.66 billion US event monitoring market.

The Bioflux MCT solution and business model attempts to address these complications with its complete, turn-key solution, which consists of an easy-to-wear GSM-enabled cardiac monitoring device, ECG viewing software and access to a 24/7 ECG monitoring center. Bioflux employs an insourced business model, where the physician and/or hospital are sharing the profits with us. The entire Bioflux solution is expected to be free to doctors and revenue is expected to be derived from insurance reimbursable ECG reads. We expect that service providers such as physicians, clinics and/or hospitals can request as many devices as they require, at no cost, provided they are utilized. This business model creates a partnership between us and the service provider, where revenue is generated based on usage. Using an average reimbursement of $850, for instance, the proceeds could be distributed as follows: $150 could go to the monitoring center, with the balance split between us and the service provider. If the service provider has the internal capability of doing the monitoring, then $500 could go to the service provider and $350 would go to us.

Market Strategy

The Bioflux MCT device is expected to be deployed into hospitals, clinics, physicians’ offices and IDTFs, on a pay-per-use basis. The MCT diagnostic read currently is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for an MCT diagnostic read are currently available under the American Medical Association Current Procedural Terminal, with a current average reimbursement rate of $850 per read (a read is between 3 and 14 days long).

We believe that Bioflux’s pay-per-use strategy, with no fee for device purchases, is a significant and disruptive departure from the pricing and reimbursement strategies of the five existing competitors in the MCT market, which use a ‘closed-garden’ model to MCT diagnostics, where the entire procedure and reimbursement is restricted to an outsourced model. The physicians, clinics, hospitals and IDTFs do not receive any financial incentive to switch to the MCT diagnostic, from other non-MCT devices (i.e. Holter and Event Loop recording monitors).

Bioflux’s pricing reimbursement strategy is enabled by planned low-cost manufacturing, and supported by a robust and sustainable gross margin (approximately 83%) on the revenue generated from each MCT diagnostic read. This in turn creates a barrier to entry for other competitors seeking to emulate our strategy.

The pay-per-use strategy expected to be employed by us provides a financial incentive for the healthcare provider to switch devices or technologies (i.e. from Holter and Event Loop) and other cardiac diagnostic solutions. This strategy simultaneously incentivizes major medical distributors to place multiple devices in our target markets: physicians’ offices, clinics, hospitals, and IDTFs.

In early 2016, we expect to simultaneously roll-out its first devices to existing users of the ECG viewer software and key opinion leaders such as cardiologists, physicians, and research scientists. In 2017, we expect to begin widespread distribution with the addition of a major channel distributor to enable a market penetration of approximately 2,213 physician offices (out of approximately 221,235 physician offices in the U.S.), 58 hospitals (out of approximately 5,754 hospitals in the U.S.), and 30 IDTFs (out of 3,000 estimated IDTFs in the U.S.).

Our insourcing business model has been validated with on-the ground market research with end-users and payers who have indicated that they are (1) willing to switch to the our MCT device from existing modalities, and (2) accept our share of the MCT diagnostic service reimbursement in exchange for a no-cost delivery of the MCT device.

Product and Technology

Bioflux is an advanced, integrated ECG device and software solution for the MCT market. The Bioflux device is comprised of a wet electrode and worn either on a lanyard around the neck or on a belt clip around the waist. The Bioflux software will allow doctors and labs to view a patient’s ECG data for monitoring and diagnostic purposes. Both the device and software are in accordance with MCT billing code standards, compliant with arrhythmia devices and alarms as defined by the FDA, and are pending 510(k) clearance.

The Bioflux MCT device is optimized to allow production at a significantly lower cost than many of the existing MCT devices. The cost-effective manufacturing of Bioflux enables the device to be distributed for free, while allowing Bioflux to receive a fee-for-service reimbursement for each diagnostic read. This combination creates a barrier to entry for existing competitors and future entrants.

The Bioflux device has been developed, among other things, with the following features:

•

GSM mobile chip for global cellular network compatibility;

•

Touch-screen LCD viewer; and

•

Extended battery pack for an additional 48 hours of battery life.

The Bioflux platform has a built-in cellular chipset and a real-time embedded operating system which allows for our technology to be utilized as an Internet of Things (IoT) platform. This technology can be leveraged into other applications and industries by utilizing the platform and OS side of Bioflux.

We have licensed on an exclusive basis for the MCT market, what we believe is the only FDA cleared ECG viewer software for use in MCT, from CardioComm Solutions Inc. CardioComm’s ECG viewer software is already installed and utilized by hospitals and call centers, and we believe we can leverage this familiarity to gain access to decision makers at such hospitals and call centers. Bioflux is integrating the ECG software between the device and the ECG viewer software for a seamless user experience.

Future Markets

It is widely reported that chronic illnesses related to lifestyle diseases are on the rise, resulting in increased healthcare costs. This has caused a major shift in the US healthcare market, emphasizing a need for evidence based healthcare system focused on overall health outcomes. Patient compliance is a critical component in driving improved health outcomes, where the patient adheres to and implements their physician’s recommendation. Unfortunately, poor patient compliance is one of the most pressing issues in the healthcare market. One of the key contributing factors to this is the lack of a feedback mechanism to measure improvement and knowledge. Studies show that poor patient compliance costs the US healthcare system $100 to $300 billion annually, representing 3% to 10% of total US healthcare costs.

The above trends point to a need for preventative care solutions that are clinically relevant and designed for the consumer to promote compliance. Current consumer products are simple gadgets with limited, if any, clinical relevance. This forces patients to rely on clinical visits to gauge improvement, with time between visits being spent on following and implementing physician recommendations. Research has shown that the latter is closely linked to non-compliance due to the lack of feedback to patients.

We expect that Biolife, our planned second product, will be focused on filling this need by developing a clinically relevant, preventative care and disease management solution for the consumer. A key underlying component of Biolife is expected to be the ability to measure patient improvements—with clinical accuracy—which will drive feedback and eventual patient compliance. This approach is implemented in our development process by focusing on a disease/chronic illness profile, as opposed to a customer profile. We are focused on cardiovascular disease for its first preventative care solution since Bioflux is aimed at the same health segment. This will enable us to leverage the knowledge and expertise gained with Bioflux and apply it to Biolife.

Preventative Care

The preventative care market (also referred to as the health and wellness market) is currently estimated at $452 billion in 2015. The preventative care market segments include: core diagnostic market and therapeutics ($42 billion), personalized medical care ($100 billion) and nutrition and wellness ($310 billion).

With the knowledge and expertise gained during the development of the Bioflux MCT solution, we have developed a secondary device, Biolife, aimed at the preventative consumer healthcare market. Biolife is a health and lifestyle solution comprised of an ECG monitoring device, an app, and social media support. Biolife will track, simplify and generate a user’s health pattern score by aggregating medical grade ECG data with a lifestyle log. The idea is to provide real-time feedback and a social support system, so that the individual is motivated to be proactive about preventing adverse cardiac complications.

Biolife’s target market are individuals between 45 to 75, and those at risk for cardiovascular disease and other chronic health illnesses who want the support of making lifestyle changes to have a better quality of life.

We are currently prepared to enter future markets for users that are interested in:

•

Self-management of cardiovascular disease and other related chronic diseases;

•

Users seeking lifestyle and wellness applications for remote ECG monitoring; and

•

Users seeking a predictive and prognostic solution using ECG (known as Heart Rate Variability).

Adjacent Chronic Healthcare Markets and Prenatal Care

In the next two years, we intend to expand our reach with medical-grade solutions for diabetes, sleep apnea, fetal monitoring, and other adjacent healthcare and lifestyle markets.

Bionatal is a proposed solution for monitoring the fetus’ health by remote cardiac monitoring. In the US, there are approximately 60,000 fetal deaths per year. First time mothers are at the greatest risk for still births, approximating 20% of 840,000 pregnancies. Bionatal’s fetal ECG monitoring solution has a total market of $2.3 million, with an initial target of 900,000 pregnancies.

Event Monitoring

The Holter and Event Loop monitors are significantly simplified versions of an MCT device without a cellular connectivity solution. Holter and Event Loop monitors require data to be downloaded manually, for test periods of 24 hours to 30 days. With just a few adjustments to the software, Bioflux’s MCT device is expected to be able to be used as a Holter or an Event loop monitor, which would open up the entire Holter and Event Loop monitor markets which are estimated to be $3.7 billion in 2020. Combined with Bioflux’s global cellular chipset, the Bioflux MCT device can become a 3 in 1 device that is applicable to the global event monitoring market. Bioflux intends to offer this complete solution to its three target markets: physicians, clinics/hospitals and IDTFs, which includes the Bioflux MCT device, Bioflux ECG software, and access to a third party ECG monitoring center. There will be no-cost to any of our customers for the device itself, and the entire revenue is derived from the pay-per-use service.

Competition

The medical technology equipment industry is characterized by strong competition and rapid technological change. There are a number of companies developing technologies that are competitive to our existing and proposed products, many of them, when compared to our Company, having significantly longer operational history and greater financial and other resources.

Within the US event monitoring systems market, the MCT product segment is comprised of 5 main competitors. These competitors have increased market presence and distribution primarily through existing IDTFs. The existing competitors have maintained a competitive advantage within the market by controlling the distribution of all available MCT devices and software solutions. The five primary competitors in the MCT market are:

•

CardioNet.  CardioNet is a public company in the US, with the largest network of IDTFs within the MCT market. CardioNet is considered a complete solution provider as it produces and distributes its own MCT device, software solution, and MCT monitoring stations. The company acquired its MCT device through the acquisition of a MCT manufacturer, Braemar. Upon acquisition of Braemar, CardioNet offered limited support to other clients utilizing Braemar’s technology. This resulted in CardioNet increasing the use of its device and software solution, enabling wide market penetration. We believe that CardioNet’s business model is focused on providing the MCT diagnostic service, as opposed to selling MCT solutions to other IDTFs or service providers, which enables a perpetual per-read fee as opposed to one time device or software sales. Equity research analysts categorize CardioNet as a clinical health provider, because of its business model, rather than as a medical device company. As such, we believe that CardioNet’s market cap is limited by the low multiples associated with that type of business, and, as a clinical health provider, CardioNet has significant overhead and fixed costs associated with monitoring stations and health professionals.

•

LifeWatch.  LifeWatch is a public company based in Switzerland. LifeWatch operates a large network of IDTFs. LifeWatch is smaller relative to CardioNet, yet we believe it follows the same business model. To this end, LifeWatch has developed its own MCT device and software solution, as well as established MCT monitoring stations.

•

eCardio.  eCardio is a private company, based in Houston, Texas. eCardio’s device is manufactured by a third party medical device company, TZ Medical. eCardio has integrated TZ Medical’s device with its software solution to create a complete MCT solution. Similar to LifeWatch and CardioNet, we believe eCardio follows the same business model of offering the MCT service and acting as a clinical health provider.

•

Linecare.  Linecare is a private company, based in Clearwater, Florida. We believe that Linecare’s main focus is respiratory care, but it also has franchises in diagnostic care, including the MCT product segment of the ECG monitoring market. Linecare has followed a similar approach as eCardio, where they have integrated TZ Medical’s device into their software solution to offer a complete MCT service. Similarly, it acts as a clinical health provider and offers its MCT service as an outsourced offering to the physician.

•

ScottCare.  ScottCare is a private company in the US and a subsidiary of Scott Fetzer Company, a division of Berkshire Hathaway. ScottCare provides equipment for cardiovascular clinics and diagnostic technicians. ScottCare has built its own MCT device and software solution. Unlike the others, ScottCare offers its solution in an insourced model, where the physician has the opportunity to bill. This model requires the physician to purchase a minimum number of devices at an approximate average cost of $2,000 and their software at a cost of $25,000 to $40,000. After this initial upfront cost, ScottCare charges an additional per test fee for monitoring. We believe the above model creates a long return on investment for the physician. In our opinion, this has resulted in little market penetration for ScottCare as compared to the others.

•

TZ Medical.  TZ Medical is a medical device company that focuses on manufacturing a variety of medical devices. We do not consider TZ Medical to be a direct competitor as they produce an MCT device that is available for purchase. However, TZ Medical does not have a software solution, requiring any new entrant to either acquire or build out a software solution and then integrate that with the TZ Medical device. This creates a requirement for a large upfront capital investment. As a result, we believe this approach only works for organizations looking to become MCT solution providers with the same business model as the others.

•

Intellectual Property

We primarily rely on trade secret protection for our proprietary information. No assurance can be given that we can meaningfully protect our trade secrets. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to, or disclose, our trade secrets.

We have licensed on an exclusive basis for the MCT market, what we believe is the only FDA cleared ECG viewer software for use in MCT, from CardioComm Solutions Inc. The exclusivity is indefinite unless earlier terminated in accordance with the terms of the agreement, including by CardioComm if we fail to remain current in the payment of applicable royalty fees.

We have and generally plan to continue to enter into non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we intend to also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers and others to attempt to limit access to, use and disclosure of our proprietary information. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

We also may from time to time rely on other intellectual property developed or acquired, including patents, technical innovations, laws of unfair competition and various other licensing agreements to provide our future growth and to build our competitive position. We have filed an industrial design patent in Canada, and we may decide to file for additional patents as we continue to expand our intellectual property portfolio. However, we can give no assurance that competitors will not infringe on our patent or other rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Currently, we do not have any registered copyrights; however, we may obtain such registrations in the future.

Research and Development

Our research and development programs are generally pursued by engineers and scientists employed by us in Toronto on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

Prior to our acquisition of iMedical in the Acquisition Transaction and for the transition period ended December 31, 2015 and the fiscal year ended August 31, 2015, we did not incur any research and development costs. iMedical incurred research and development costs of $832,661 for the year ended December 31, 2014 and $241,730 for the year ended December 31, 2013, and $326,206 and $891,719 for the three and nine months ended September 30, 2015.

Government Regulation

General

Our proposed product is subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of the our medical device products.

In addition to the below, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our products, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our products and proposed products.

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current medical products are expected to be categorized as either Class I (with respect to software) or Class II (with respect to hardware). Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA's Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class II devices require a 510(k) premarket submission to the US FDA. Equivalent agencies in other countries require similar submissions prior to the device being marketed.

We also need to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We plan to do this in compliance with the internationally recognized standard ISO 13485:2013 Medical Devices – Quality Management Systems – Requirements for Regulatory Purposes. Following the introduction of a product, the FDA and foreign agencies engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, we anticipate these factors in our product development processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

The policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Employees

We currently have 25 employees and consultants who are based in our offices located in Toronto, Canada and Silicon Valley, California. These employees oversee day-to-day operations of the Company and with the consultants, support management, engineering, manufacturing, and administration. We have no unionized employees.

Based on funding ability, we currently plan to hire 5 to 10 additional full-time employees within the next 12 months, whose principal responsibilities will be the support of our sales, marketing, research and development, and clinical development activities.

We consider relations with our employees to be satisfactory.

ITEM 1A.  RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 5,000 square feet at 75 International Blvd., Suite 300, Toronto, ON Canada M9W 6L9. We also have executive offices at leased premises of approximately 3,500 square feet at 275 Shoreline Drive, Redwood City, California. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on the OTCQB marketplace under the symbol “BTCY” since February 1, 2016. Prior to that, from November 11, 2015, our common stock was quoted on the OTCQB marketplace under the symbol “MTSU,” but did not commence trading until February 15, 2016. On April 12, 2016, the closing price of our common stock as reported on the OTCQB marketplace was $2.60 per share. The quotations on our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Shareholders of Record

As of April 12, 2016, an aggregate of 15,876,947 shares of our common stock were issued and outstanding and owned by approximately 26 shareholders of record, and of which 750,000 are held in escrow and subject to forfeiture if we are unable to raise at least $6,000,000 in capital within six months of the closing of the Acquisition Transaction. In addition, as of April 13, 2016, 9,123,031 Exchangeable Shares were issued and outstanding, which were held by approximately 31 holders of record. We also believe there are more owners of our common stock whose shares are held by nominees or in street name.

There is one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee.

Recent Sales of Unregistered Securities

In June and December 2013, Sensor Mobility issued 610,000 common shares (previously 105,000 Class “A” preferred shares and 200,000 Class “B” common shares) for consulting services at fair value of $0.47 per share.

In December 2013, Sensor Mobility issued 940,000 common shares (previously 470,000 Class “A” preferred shares) at prices ranging from $0.20 to $0.47 for aggregate cash proceeds of $439,031.

In April 2014, Sensor Mobility entered into agreements for issuance of warrants against services with four of its then stockholders and issued 475,000 warrants (previously 237,500 warrants) entitling those stockholders to purchase one common share (previously preferred class A share) against each warrant at an exercise price of $0.46 per warrant to be exercised within one year from the issuance date. All of such warrants were cancelled and were reissued by iMedical in its reverse merger with Sensor Mobility.

In June and July 2014, Sensor Mobility issued 1,170,000 common shares (previously 585,000 Class “A” preferred shares) through at a price per share of $0.47 for aggregate cash proceeds of $545,278.

In July 2014, Sensor Mobility issued 142,000 common shares (previously 71,000 Class “A” preferred shares) for consulting services at $0.47 per share.

On August 11, 2014, all the stockholders of Sensor Mobility entered into a series of roll over agreements for the sale of their shares to iMedical. Pursuant to these agreements, iMedical issued 11,829,500 shares in exchange for 5,914,750 shares of Sensor Mobility, which were subsequently cancelled.

In November 2014, iMedical issued 1,036,000 units at an exercise price of $1.10 and received gross cash proceeds of $1,142,837. Each unit was comprised of 1,036,000 common shares and 1,554,000 warrants to be exercised at $1.10 within 120 to 270 days from the date of issuance. In connection with the proceeds received, iMedical, among other things, issued 51,080 broker warrants to be exercised at $1.10 within 365 days from the date of issuance.

In November 2014, 150,000 common stock purchase warrants were exercised at a price of $0.44 per share.

In March and May 2015, 500,000 common stock purchase warrants were exercised at a price of $1.01 per share. In connection with the proceeds received, iMedical, among other things, issued 35,000 broker warrants to be exercised at $1.10 within 3 years from the date of issuance.

In August and September 2015, 250,000 warrants were exercised at a price of $1.05 per share. In connection with the proceeds received, iMedical, among other things, issued 17,500 broker warrants.

In September, October and November 2015, iMedical sold $1,368,978 aggregate principal amount of convertible promissory notes to accredited investors.  These notes have a maturity date of 24 months from the date of issuance and carry annual interest rate of 11%. The note holders have the right until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The note has a conversion price initially set at $1.78. As part of this offering, iMedical issued 43,161 broker warrants.

During the year ended December 31, 2015, 2,832,500 shares of iMedical common shares were issued upon the exercise of outstanding options by iMedical employees, at a weighted average exercise price per share of $0.0001.

None of the above issuances were offered or sold in the U.S., or were offered and sold in the U.S. pursuant to an exemption from registration under Section 4(a)(2).

On February 2, 2016, we issued an aggregate of 13,376,947 shares of our common stock to iMedical stockholders in the Acquisition Transaction. Such shares were offered and sold in the U.S. pursuant to an exemption from registration under Section 4(a)(2) and/or the rules and regulations promulgated thereunder.

Repurchase of Equity Securities

In May 2015, iMedical repurchased 1,100,000 of its outstanding common shares at cost from a related party, which were cancelled upon their repurchase. We have no plans, programs or other arrangements in regards to further repurchases of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled "Equity Compensation Plan Information" under Item 11 in Part III of this Transition Report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Transition Report on Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Transition Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Transition Report.

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

Fiscal Year

We changed our fiscal year to the calendar twelve months ending December 31. Our results of operations are presented for the four-month transition period ended December 31, 2015 and for the 12-month fiscal year ended August 31, 2015. As a result, unless otherwise indicated herein, comparisons of results below compare results for the four-month transition period from September 1, 2015 through December 31, 2015, to the 12-month period of the fiscal year ended August 31, 2015, and accordingly are not comparing results for comparable periods of time.

Plan of Operation and Recent Corporate Developments

We were incorporated on August 29, 2012 in the State of Nevada. At the time of our incorporation the name of our company was Metasolutions, Inc. On January 27, 2016, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to our Articles of Incorporation, effective as of February 1, 2016, whereby, among other things, we changed our name to Biotricity Inc. and increased the authorized number of shares of common stock from 100,000,000 to 125,000,000 and “blank check” preferred stock from 1,000,000 to 10,000,000.

On February 2, 2016 we acquired iMedical, through our indirect subsidiary Exchangeco and consummated the Acquisition Transaction. Immediately prior to the closing of the Acquisition Transaction, we transferred all of the then-existing business, properties, assets, operations, liabilities and goodwill of the Company, to W270 SA, a Costa Rican corporation, pursuant to the Assignment and Assumption Agreement. Accordingly, as of immediately prior to the closing of the Acquisition Transaction, we had no assets or liabilities.

Following the close of the Acquisition Transaction, we became a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses.

Financial Condition and Results of Operations

Results of Operations for Four Months Ended December 31, 2015 as Compared to Year Ended August 31, 2015

Expenses

Expenses for the four month transition period ended December 31, 2015 were $58,035, as compared to $90,813 for the fiscal year ended August 31, 2015. Officer’s compensation was $4,500 for the four month transition period ended December 31, 2015 and $18,000 for the fiscal year ended August 31, 2015. Software development costs decreased from $23,200 to $6,800 for the four month transition period ended December 31, 2015 compared to fiscal year ended August 31, 2015. This represented a decrease of $16,400 or 71% from the prior period presented. Audit and accounting expense was $10,000 for the four month transition period ended December 31, 2015 and $3,587 for the fiscal year ended August 31, 2015. Consulting expense, travel expense, public company expense and other decreased from $46,026 to $36,735 for the four month transition period ended December 31, 2015 compared to fiscal year ended August 31, 2015. This represented a decrease of $9,291 or 20% from the prior period presented.

Other income - debt forgiveness

During the period ended December 31, 2015, certain of our lenders forgave our indebtedness to them in the amount of $254,031, due to a change in control transaction on December 29, 2015.

Income/ (loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the four month transition period ended December 31, 2015 and for the fiscal year ended August 31, 2015 was $195,996 and ($90,813) respectively. We recorded $250 provision for federal or state income taxes in the four month transition period ended December 31, 2015 and no provision for the fiscal year ended August 31, 2015.

Basic and diluted income/ (loss) per share

Basic and diluted income/(loss) per share for the four month transition period ended December 31, 2015 and the fiscal year ended August 31, 2015 was $0.02 and $(0.02) per share, respectively. Basic and diluted number of shares outstanding as of the four month transition period ended December 31, 2015 was 9,000,000, and the basic and diluted number of shares outstanding as of the fiscal year ended August 31, 2015 was 5,313,699, reflecting a change in the number of weighted average shares outstanding from the Company’s direct public offering during fiscal year ended August 31, 2015.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations.

At December 31, 2015 and August 31, 2015, we owed $nil and $33,672 in connection with interest-free demand loans from two unrelated parties, respectively. The proceeds of which were used for basic working capital purposes and were forgiven based on change in control transaction in December 2015.

At December 31, 2015 and August 31, 2015, we owed our former President and Chief Executive Officer $nil and $48,000, respectively for his services and we owe $50,000 and $180,650, respectively to our ‘as needed’ basis software development firm and other consultants. The software development firm and/or consultants do not perform their function or services pursuant to any formal agreements with the Company.

We have working capital deficit of $47,828 at December 31, 2015 and $243,574 at August 31, 2015, and have incurred a deficit of $70,128 from inception to December 31, 2015. We have funded operations primarily through the issuance of capital stock, debt and other securities.

During the period ended December 31, 2015, certain of our lenders forgave our indebtedness to them in the amount of $254,031, due to a change in control transaction on December 29, 2015.  On February 2, 2016 we acquired iMedical, through our indirect subsidiary Exchangeco and consummated the Acquisition Transaction. Immediately prior to the closing of the Acquisition Transaction, we transferred all of the then-existing business, properties, assets, operations, liabilities and goodwill of the Company, to W270 SA, a Costa Rican corporation, pursuant to the Assignment and Assumption Agreement. Accordingly, as of immediately prior to the closing of the Acquisition Transaction, we had no assets or liabilities.

During the year ended December 31, 2015, iMedical raised net cash of $1,996,345 through the issuance of convertible promissory notes and exercise of warrants, compared to $1,715,695 for the year ended December 31, 2014.

Beginning as of March 31, 2016, we commenced a bridge offering of up to an aggregate of $1,000,000 of convertible promissory notes and warrants, of which an aggregate of $525,000 was sold as of April 12, 2016. We intend to use the proceeds for working capital and general corporate purposes while we continue to seek larger amounts of equity financing, as provided further below.

As we proceed with the commercialization of the Bioflux product development we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require additional resources to introduce the Bioflux into the Mobile Cardiac Telemetry market and the Biolife device into the consumer market. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

In addition, we expect to also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

Significant Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the transition period ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective as of the closing of the Acquisition Transaction, Kazi Hasan resigned as Chief Executive Officer and Director and Waqaas Al-Siddiq was appointed our President, Chief Executive Officer and Chairman of the Board of Directors.

Name	Age	Position
Waqaas Al-Siddiq (1)	30	President, Chief Executive Officer and Chairman of the Board of Directors
Kazi Hasan (2)	69	Former Chief Executive Officer and Director

Peter McGoldrick (3)	51	Former President, Chief Executive Officer, Treasurer, Chairman of the Board of Directors and Chief Financial Officer

______

(1)

Mr. Al-Siddiq was appointed as President, Chief Executive Officer and Chairman of the Board of Directors on February 2, 2016.

 (2)

Kazi Hasan was appointed as Chief Executive Officer and director on December 29, 2015, and subsequently resigned from his position as Chief Executive Officer and director on February 2, 2016.

 (3)

Mr. McGoldrick was appointed as President, Chief Executive Officer (CEO), Treasurer, Chairman of the Board of directors and Chief Executive Officer (CFO) on August 29, 2012 and resigned from his executive and director positions on December 29, 2015.

Waqaas Al-Siddiq: President, Chief Executive Officer and Chairman of the Board of Directors.  Waqaas Al-Siddiq is the founder of iMedical and has been its Chairman and Chief Executive Officer since inception in July 2014. Prior to that, from July 2010 through July 2014, he was the Chief Technology Officer of Sensor Mobility Inc., a Canadian private company engaged in research and development activities within the remote monitoring segment of preventative care and that was acquired by iMedical in August 2014. Mr. Al-Siddiq also during this time provided consulting services with respect to technology strategy.

Mr. Al-Siddiq serves as a member of the Board of Directors as he is the founder of iMedical and his current executive position with the Company. We also believe that Mr. Al-Siddiq is qualified due to his experience as an entrepreneur and raising capital.

Kazi Hasan: Former Chief Executive Officer and Director. Mr. Hasan is our former Chief Executive Officer and sole director as of December 29, 2015. Mr. Hasan has a Master's Degree in Manufacturing Engineering and an MBA from Boston University. He started his career working as a Consulting Engineer for URS Corp., followed by working as a Security Analyst for Prescott, Ball & Turban (since acquired by Kemper). Mr. Hasan has been an entrepreneur and media consultant since 2000, but has been retired from active employment since prior to 2010. Mr. Hasan resigned from all of his executive officer and board positions as of February 2, 2016.

Peter McGoldrick: Former Founder, President, Chief Executive Officer (CEO), Treasurer, Chairman of the Board of Directors and Chief Financial Officer. Mr. McGoldrick is our former President, Chief Executive Officer and Chairman of the Board. Mr. McGoldrick began his career in the energy industry in 1986 with Long Island Lighting Company (or LILCO). Mr. McGoldrick is currently employed by PSEG Long Island, a subsidiary of Public Service Enterprise Group Incorporated (PSEG), a publicly traded diversified energy company with annual revenues of $10 billion. PSEG operates the Long Island Power Authority’s transmission and distribution system under a 12-year contract. Mr. McGoldrick manages and oversees several critical aspects of PSEG’s services in the Long Island region in the position of Senior Work Coordinator, Distribution Support. Mr. McGoldrick has held that position in varying levels of responsibility since before 2009. Mr. McGoldrick obtained his Bachelors of Science in Business Management from Long Island University in 1990, his Masters of Business Administration from Dowling College in 1995. Mr. McGoldrick received his Accounting certification from Hofstra University in 2006. Mr. McGoldrick resigned from all of his executive officer and board positions as of December 29, 2015.

There are no family relationships among any of our current or proposed officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and therefore our executive officers, directors and holders of more than 10% of our equity securities are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company during the transition period ended December 31, 2015, which is referred to in the table as “2015T,” and the fiscal years ended August 31, 2015 and 2014. It further includes the compensation paid to Mr. Al-Siddiq as an executive officer of iMedical during the transition period and the years ended December 31, 2015 and 2014.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq (2)	2015T	$60,000	$63,000	–	–	–	$$2,400	$125,400
Chief Executive	2015	$180,000	$63,000	–	$2,190,152(3)	–	$$7,200	$2,440,352
Officer	2014	$187,900	$36,000	–	–	–	$–	$223,900

Kazi Hasan (4)	2015T	–	–	–	–	–	$–	–
Former CEO	2015	–	–	–	–	–	$–	–
	2014	–	–	–	–	–	$–	–

Peter McGoldrick (5)	2015T	$–	–	–	–	–	$–	–
Former CEO	2015	$18,000	–	–	–	–	$–	$18,000
	2014	$18,000		–	–	–	–	$18,000

__________

(1)	See Item 10 above for information on the dates in which the named executive officers served as such on behalf of the Company.
(2)	Mr. Al-Siddiq was appointed as President, Chief Executive Officer and Chairman of the Board of Directors of the Company on the closing of the Acquisition Transaction on February 2, 2016..
(3)

For assumptions made in such valuation, see notes 2 and 9 to iMedical’s audited financial statements included as Exhibit 99.1 to this Transition Report.  All of such options were exercised by Mr. Siddiq in 2015.

(4)	Mr. Hasan resigned from his executive and director positions on February 2, 2016.
(5)	Mr. McGoldrick resigned from his executive and director positions on December 29, 2015.

Outstanding Equity Awards

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2015.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	-	-	-	-	-	-	-	-	-

Kazi Hasan	-	-	-	-	-	-	-	-	-

Peter McGoldrick	-	-	-	-	-	-	-	-	-

Employment Agreements

We entered into an employment agreement with Waqaas Al-Siddiq on April 12, 2016, to serve as our Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Mr. Al-Siddiq will receive an annual base salary of $240,000 per annum, to be reviewed annually by the Board of Directors. If we successfully secure an aggregate $6 million or more pursuant to one or more arm's length, third-party debt or equity financings, Mr. Al-Siddiq’s annual base salary shall increase to $300,000. Mr. Al-Siddiq is also eligible to receive a minimum annual bonus of 50% of annual base salary for the prior year based on his individual performance and the achievement of corporate objectives as determined by the Board.

Pursuant to the agreement, by May 12, 2016, we are obligated to grant to Mr. Al-Siddiq options to purchase 10% of our outstanding shares. Mr. Al-Siddiq shall be entitled to participate in our benefit plans generally made available to employees in accordance with the terms of such plans.

We may terminate Mr. Al-Siddiq’s employment at any time for just cause without payment of any compensation either by way of anticipated earnings or damages of any kind, except for annual base salary and vacation pay accrued and owing up to the effective date of termination. “Just cause” shall mean (a) a material breach by Mr. Al-Siddiq of the terms of the agreement; (b) a conviction of or plea of guilty or nolo contendere to any felony or any other crime involving dishonesty or moral turpitude, (c) the commission of any act of fraud or dishonesty, or theft of or intentional damage to our property, (d) willful or intentional breach of Mr. Al-Siddiq’s fiduciary duties, (e) the violation of a material policy as in effect from time to time or (f) any act or conduct that would constitute cause at common law.

If Mr. Al-Siddiq’s employment is terminated by us for any reason other than for just cause, we shall provide Mr. Al-Siddiq with: (a) a severance payment equal to 12 months of his then annual base salary plus an amount equal to the last annual bonus paid to him; (b) all annual base salary and vacation pay accrued and owing; and (c) a continuation of our contributions necessary to maintain his Executive’s participation for the minimum period prescribed by applicable employment standards legislation in all group insurance and benefit or pension plans or programs provided to him immediately prior to the termination of employment.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Mr. Al-Siddiq agrees not to compete and solicit with us. Mr. Al-Siddiq also agreed to customary terms regarding confidentiality, ownership of intellectual property and non-disparagement.

This summary is qualified in all respects by the actual terms of the employment agreement, which is filed as an exhibit to this Form 10-K as Exhibit 10.7.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which is comprised of Waqaas Al-Siddiq.

Term of Office

Directors are appointed to hold office until the next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Our bylaws provide that officers are appointed annually by our Board and each executive officer serves at the discretion of our Board.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, are eligible for stock option grants but they do not receive any other compensation for serving on the board at this time. We plan to compensate independent directors in the future.

Board Committees

Our board of directors does not currently have any committees, such as an audit committee or a compensation committee. However, the board of directors may establish such committees in the future. However, our board of directors will establish an audit committee and a compensation committee (and any other committees that are required) if the Company seeks to be listed on a national securities exchange.

Code of Business Conduct and Ethics Policy

We  adopted a Code of Business Conduct and Ethics as of April 12, 2016, that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.biotricity.com.

Equity Compensation Plan Information

We adopted a new equity incentive plan effective as of February 2, 2016 to attract and retain employees, directors and consultants. The equity incentive plan is administered by our Board of Directors which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The equity incentive plan may also be administered by a special committee, as determined by the Board of Directors.

The maximum aggregate number of shares of our common stock that may be issued under the equity incentive plan is 3,750,000, which, except as provided in the plan shall automatically increase on January 1 of each year for no more than 10 years, so the number of shares that may be issued is an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1. The equity incentive plan provides for the grant of (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) nonstatutory options and restricted stock to our employees, directors or consultants.

Shown below is information as of December 31, 2015 with respect to the common shares of iMedical that may be issued under its equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	1,097,500	$0.847	—
Total	1,097,500		—

__________

(1) At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s equity compensation plans was exchanged for approximately 1.197 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 1.197 shares of common stock with a corresponding adjustment to the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of April 12, 2016 held by (i) each person known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each director and director nominee; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of April 12, 2016 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table assumes 24,999,978 shares are outstanding as of April 12, 2016, consisting of 15,876,947 shares of Common Stock and 9,123,031 Common Stock equivalents through the Exchangeable Shares. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Waqaas Al-Siddiq	4,748,102	18.99%
Caldwell ICM Market Strategy Trust (1)(2)	1,280,683	5.12%
Ansari American Holdings (1)	1,436,280	5.75%
Isa Al-Khalifa (1)	2,172,972	8.69%
Rehan Huda (1)(3)	2,142,630	8.02%

All directors, director appointees and executive officers as a group (1 person)	4,748,102	18.99%

__________

* Less than 1%

(1)

Such shares will initially be held as Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:

•

Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Acquisition Transaction;

•

Have dividend entitlements and other attributes corresponding to the Common Stock;

•

Be exchangeable, at each holder’s option, for Common Stock; and

•

Upon the direction of our board of directors, be exchanged for Common Stock on the 10 year anniversary of the Acquisition Transaction, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through the Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2)

Includes warrants to acquire 83,783 shares of our common stock. Their address is 150 King Street West, Suite 1702, P.O. Box 47, Toronto, Ontario M5H 1J9.

(3)

Of such shares 837,900 are held indirectly by 1903790 Ontario Inc., of which Mr. Huda is the sole owner and director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 2, 2016, as part of the Acquisition Transaction and the resignation of Mr. Hasan as our chief executive officer, we cancelled an aggregate of 6,500,000 shares of the Company’s common stock beneficially owned by him.

On August 11, 2014, all the stockholders of Sensor Mobility, including Mr. Al-Siddiq, entered into a series of roll over agreements for the sale of their shares to iMedical. Pursuant to these agreements, all the stockholders of Sensor Mobility received twice the number of shares of iMedical in exchange for their shares in Sensor Mobility. Accordingly, iMedical issued 11,829,500 shares in exchange for 5,914,750 shares of Sensor Mobility, which were subsequently cancelled, effective November 21, 2014. As a result, the former stockholders of Sensor Mobility, including Mr. Al-Siddiq, became the majority stockholders of iMedical. Mr. Al-Siddiq was also the Chief Technology Officer of Sensor Mobility from July 2010 through July 2014.

In May 2015, iMedical repurchased 1,100,000 of its outstanding common shares at a price per share of CDN$0.0001 from 2427304 Ontario Inc., which is beneficially owned by Geoffrey Smith, a former board member. These shares were cancelled upon their repurchase.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•

The director is, or at any time during the past three years was, an employee of the company;

•

The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

A family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the transition period ended December 31, 2015 and the fiscal years ended August 31, 2015 and 2014 and the fees billed for other services rendered during those periods.

Fee Category	Transition Period Fees	2015 Fees	2014 Fees

Audit Fees	$4,000	$12,000 (1)	-
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-

Total Fees	$4,000	$12,000	-

 __________

(1)

Audit fees consist of audit and review services, consents and review of documents filed with the SEC. For fiscal year ended August 31, 2015 and August 31, 2014, $10,000 and none were included in deferred offering costs, which was offset against additional paid in capital upon completion of the offering, respectively.

Pre-Approval Policies and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.1

Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Biotricity Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

4.2

Exchangeable Share provisions with respect to the special rights and restrictions attached to Exchangeable Shares (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

4.3

Form of Secured Convertible Debenture due September 21, 2017 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note
4.6	Form of Warrant
10.1

Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.2

Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.3

Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.4

Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.5*	2016 Equity Incentive Plan filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.6

Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq
10.8	Form of Subscription Agreement for convertible promissory notes and warrants
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries
23.1	Consent of Auditors

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
99.1	Audited Financial Statements of iMedical Innovations Inc. for the fiscal years ended December 31, 2015 and 2014.
101	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Management contract or compensatory plan or arrangement.

BIOTRICITY INC.

Consolidated Financial Statements

DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc. (formerly Metasolutions Inc.)

We have audited the accompanying balance sheet of Biotricity Inc. (formerly Metasolutions Inc.). [the “Company”] as of December 31, 2015, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the four months ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company for the year ended August 31, 2015 were audited by other auditors, whose report, dated November 30, 2015, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raised substantial doubt about the Biotricity Inc.’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the four months ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Ontario, Canada April 12, 2016	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

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

/s/ PLS CPA

PLS CPA, A Professional Corp.

November 30, 2015

San Diego, CA. 92111

Biotricity, Inc.

(formerly MetaSolutions, Inc.)

Balance Sheets

	December 31, 2015	August 31, 2015
ASSETS

CURRENT ASSETS:
Cash	$ 114	$ 4,410
Prepaid expense and other	8,558	14,338
Total Current Assets	8,672	18,748

OTHER ASSETS:
Deferred offering expense	-	-
Intangible asset, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$ 8,672	$ 18,748

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$ 50,000	$ 180,650
Accrued compensation and other	6,500	48,000
Loans – unrelated parties	-	33,672
TOTAL LIABILITIES	56,500	262,322

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,000,000 shares issued and outstanding at December 31, 2015 and August 31, 2015, respectively	9,000	9,000
Additional paid in capital	13,300	13,300
Accumulated deficit	(70,128)	(265,874)
TOTAL STOCKHOLDERS’ DEFICIENCY	(47,828)	(243,574)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 8,672	$ 18,748

See notes to the financial statements.

Biotricity, Inc.

(formerly MetaSolutions, Inc.)

Statements of Operations and Comprehensive Loss

	For the four months ended December 31, 2015	For the year ended August 31, 2015

Service revenue	$ -	$ -

Expenses:
Officer compensation	4,500	18,000
Audit and accounting expense	10,000	3,587
Software development costs	6,800	23,200
Consulting services	15,550	34,500
Travel/business development	1,231	10,311
Public company expense	19,767	810
Other expense	187	405
	58,035	90,813

Other income - debt forgiveness	254,031	-
	254,031	-

Income/(loss) before provision for income tax	195,996	(90,813)

Provision for minimum state franchise tax	250	-

Net income/(loss)	$ 195,746	$ (90,813)

Basic and diluted income/(loss) per share	$ 0.02	$ (0.02)
Weighted average common shares outstanding - basic and diluted	9,000,000	5,313,699

See notes to the financial statements.

Biotricity, Inc.

(formerly MetaSolutions, Inc.)

Statement of Stockholders’ Deficiency

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Retained Deficit	Total

Balance - August 31, 2014	4,500,000	$ 4,500	$ -	$ (175,061)	$ (170,561)

Issuance of common stock – registered offering $0.01 per share	4,500,000	4,500	40,500	-	45,000

Deferred offering costs recognized offset to additional paid in capital	-	-	(27,200)	-	(27,200)

Net loss for the year ended August 31, 2015	-	-	-	(90,813)	(90,813)

Balance - August 31, 2015	9,000,000	9,000	13,300	(265,874)	(243,574)

Net income for the four months ended December 31, 2015	-	-	-	195,746	195,746

Balance - August 31, 2015	9,000,000	$ 9,000	$ 13,300	$ (70,128)	$ (47,828)

See notes to the financial statements.

Biotricity, Inc.

(formerly MetaSolutions, Inc.)

Statements of Cash Flows

	For the four months ended December 31, 2015	For the year ended August 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$ 195,746	$ (90,813)
Adjustments to reconcile net income/(loss) to cash (used in) operating activities:
Debt forgiveness	(254,031)	-
Change in prepaid expenses and other	5,780	(14,338)
Change in accounts payable	17,852	60,200
Change in accrued compensation and other	11,000	18,000
Net Cash (Used in) Operating Activities	(23,653)	(26,951)
CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	45,000
Deferred offering costs paid in cash	-	(27,200)
Loans from unrelated parties	20,357	30,061
Payment of loans to unrelated parties	(1,000)	(16,500)
Net Cash Provided by Financing Activities	19,357	31,361
CHANGE IN CASH	(4,296)	4,410
CASH AT BEGINNING OF PERIOD	4,410	-
CASH AT END OF PERIOD	$ 114	$ 4,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash investing and financing activities:
Stock issued for intangible asset	$ -	$ -

See notes to the financial statements.

Biotricity, Inc.

(formerly MetaSolutions, Inc.)

Notes to the Financial Statements

December 31, 2015

NOTE 1 – ORGANIZATION

Biotricity, Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012. The Company issued 3,500,000 shares of common stock to its founder at inception in exchange for organizational costs. Following its formation, the Company issued 1,000,000 shares of common stock to its founder, as consideration for the purchase of a business plan along with developmental code and software. The founder paid approximately $1,000 for the business plan, software and development code. The acquisition was valued at $1,000.

On December 29, 2015, the Company’s founder and sole executive officer and director, and the owner of 4,500,000 shares of the Company’s common stock representing 50% of the Company’s issued and outstanding common stock, consummated a Securities Purchase Agreement (“SPA”) pursuant to which he sold such shares to an unrelated third party for aggregate consideration of $265,100, or approximately $.0589 per share. The third party further purchased 2,015,000 shares of the Company’s common stock in a series of private transactions for $0.02 a share from non-affiliates of the Company (the “Non-Affiliate Shares”). Upon completion of the purchase of such shares, the third party owned 6,515,000 shares, or approximately 72.4% of the issued and outstanding common stock of the Company.

On February 2, 2016, the Company entered into an exchange agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and wholly owned subsidiary (incorporated on February 2, 2016), 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), iMedical Innovation Inc., a company existing under the laws of Canada (“iMedical”), and the former shareholders of iMedical (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account certain shares pursuant to the Exchange Agreement. After giving effect to this transaction, the Company acquired all of iMedical’s assets and liabilities and commenced operations through iMedical.

The Company is engaged in research and development activities within the remote monitoring segment of preventative care. The Company is focused on a realizable healthcare business model that has an existing market and commercialization pathway. As such, its efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting and Presentation

The Company’s financial statements are prepared using the accrual method of accounting.  The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP) and are expressed in United States Dollars (“USD”).  The Company elected an August 31, year-end. The Company, and its board of directors, on February 2, 2016 approved a change in its year-end to December 31 (see Note 10 – Subsequent Events).

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

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Areas involving significant estimates and assumptions include:  deferred tax assets and related valuation allowance and accruals.  Accordingly, actual results could differ from those estimates.

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

No provision was made for Federal income tax. The Company recorded minimum franchise tax due to the State of New York, that amount is $250.

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

For the period August 29, 2012 (inception) through August 31, 2012 we recognized $1,000 in amortization expense. The Company’s proprietary business plan and modeling program was placed in service on August 29, 2012. The Company amortized these costs during the period ended August 31, 2012.

j. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk and are carried at amortized costs which approximates the fair value.

k. Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The Company adopted this amendment beginning from September 1, 2015.  The amendments in this update were applied retrospectively.

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. The Company has not yet selected a transition method nor have determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

On January 1, 2015, the Company adopted the accounting pronouncement issued by the FASB updating existing guidance on discontinued operations. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This pronouncement is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. The Company will consider this guidance in conjunction with future disposals, if any.

In April 2015, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. This pronouncement is effective retrospectively for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2016, and the adoption will not have a material impact on its financial position and/or results of operations.

In September 2015, an accounting pronouncement was issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This pronouncement is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2016, and the adoption will not have a material impact on its financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on its financial position and/or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $47,828 and a deficit accumulated during development stage of $70,128 at December 31, 2015. As of December 31, 2015, the Company had no revenues from product or services and had no committed sources of capital or financing.

Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.  The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 125,000,000 shares of common stock ($0.001 par value) and 10,000,000 shares of preferred stock ($0.001 par value) (see Note 10 – Subsequent Events). The Company issued 3,500,000 shares of its common stock to its incorporator (chief executive officer and president), for organization expense and services. These services and direct costs were valued at $3,500. Following its formation, the Company issued 1,000,000 shares of common stock to its incorporator, as consideration for the purchase of a development code, software and a business plan. The incorporator incurred approximately $1,000 in costs and other payments to develop this asset. The acquisition of the business plan along with developmental code and software was valued at $1,000.

The Company on June 26, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,500,000 shares of its common stock to 23 investors. The investors paid $0.01 per share for a combined investment of $45,000.

As part of a change of control transaction (see Note 1 – Organization) the Company’s founder forgave certain outstanding debts of the Company upon the sale of his shares. This transaction occurred on or about December 29, 2015.

At December 31, 2015 and August 31, 2015 there were 9,000,000 shares of common stock issued and outstanding.

NOTE 5 – DEFERRED OFFERING EXPENSE

Deferred offering expense consisted of accounting fees, legal fees and other fees incurred through the balance sheet date related to the Company’s common stock offering. Upon completion of the common stock offering, the Company offset the entire deferred offering expense against net offering proceeds of $45,000 and recorded this amount to additional paid in capital.

NOTE 6 – LOANS - UNRELATED PARTIES

As of December 31, 2015, the Company owes zero in loan proceeds from two unrelated parties. Following inception (August 29, 2012), the Company’s incorporator and founder established a financial relationship with two unrelated parties. The Company secured two loans in order to fund the Company’s working capital expenses. The unrelated party loans were unsecured and carried no interest rate or repayment terms.  Loans amounting to $51,031 was forgiven by the unrelated party as explained in Note 8.

NOTE 7 – INCOME TAXES

As of December 31, 2015 and August 31, 2015, the Company had net operating loss carry forwards of $70,128 and $265,874, respectively. These amounts may be available to reduce future years’ taxable income.

	As of December 31, 2015	As of August 31, 2015

Deferred tax assets:
Net operating tax carry-forwards	$ 24,545	$ 93,056
Other	-	-
Gross deferred tax assets	24,545	93,056
Valuation allowance	(24,545)	(93,056)

Net deferred tax assets	$ -	$ -

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods and as of December 31, 2015 and August 31, 2015:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

No provision was made for Federal income tax. The Company recorded minimum franchise tax due to the State of New York, that amount is $250.

NOTE 8 – FORGIVENESS OF DEBT

As part of a change of control transaction (see Note 1 – Organization) the Company’s founder negotiated and guaranteed the forgiveness of certain debts of the Company along with the sale of his shares. The Company recognized the forgiveness of debt in the amount of $254,031. This occurred simultaneous with the sale of the founder’s shares on December 29, 2015.

The Company recognized a reduction in accounts payable from three vendors of $150,500, debt forgiveness from an unrelated party of $51,031 and the Company’s founder forgiving $52,500 in accrued compensation. No consideration was paid for the forgiveness of any of these amounts by the Company.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, there were no other related party transactions.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2015 through the date these financial statements were issued. The Company determined that it has no reportable subsequent events except for the following:

The Company completed the acquisition of iMedical through an indirect subsidiary 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia, which occurred on February 2, 2016. The Company treated the acquisition as a reverse merger and recapitalization for accounting purposes, with iMedical as the acquirer for accounting purposes.

Upon closing of the acquisition of iMedical, the Company transferred all of the then-existing business, properties, assets, operations, liabilities and goodwill of the Company, to W270 SA, a Costa Rican corporation, pursuant to an Assignment and Assumption Agreement for the remaining $50,000 in accounts payable due to the vendor.

With the acquisition of iMedical, an aggregate of 6,500,000 shares of the Company’s common stock were cancelled, all of which were held by the Company’s then President and Chief Executive Officer. In addition, up to 750,000 shares of the Company’s common stock that were outstanding prior to the iMedical acquisition are held in escrow and are subject to forfeiture in the event the Company is not able to raise $6 million within 6 months of the date of the acquisition of iMedical.

In contemplation of the acquisition of iMedical on February 2, 2016, the Company’s Board of Directors changed its fiscal year from August 31 to December 31.

In contemplation of the acquisition of iMedical, the Company’s Board of Directors approved the increase in authorized capital stock from 100,000,000 shares of common stock to 125,000,000 shares of common stock, with a par value of $0.001 per share, and from 1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of February 2, 2016, there were 15,876,947 shares of Common Stock issued and outstanding, of which 750,000 are held in escrow and subject to forfeiture, and 9,123,031 Exchangeable Shares issued and outstanding. Of the shares of Common Stock issued and outstanding (or that may be issued upon exchange of the Exchangeable Shares), approximately 22,500,000 of such shares are or would be restricted shares under the Securities Act. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April 2016.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman of the Board and Director	April 13, 2016
Waqaas Al-Siddiq	(Principal Executive Officer and Principal Financial Officer)