Form 10-Q
period 2016-03-31
BIOTRICITY INC.
filed 2016-05-16
CIK 1630113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to _____

Commission file number:  333-201719

BIOTRICITY, INC.

(Name of Registrant in Its Charter)

Nevada	47-2548273
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
75 International Blvd., Suite 300 Toronto, ON M9W 6L9
(Address of principal executive offices)

(416) 214-3678
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                    Yes ☑  No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

  Large accelerated filer  ☐                Accelerated filer   ☐

  Non-accelerated filer    ☐                Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

15,876,947 shares of Common Stock, $0.001 par value at May 16, 2016.

BIOTRICITY, INC.

Index

Part I – Financial Information

PART 1

FINANCIAL INFORMATION

BIOTRICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2016 and December 31, 2015 (Unaudited)

(Expressed in US dollars)

	As at March 31, 2016	As at December 31, 2015
	$	$
CURRENT ASSETS
Cash	53,643	410,601
Harmonized sales tax recoverable	28,656	36,291
Deposits and other receivables	77,186	72,202
TOTAL ASSETS	159,485	519,094

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Due to shareholders [Note 5]	53,606	-
Convertible promissory notes [Note 7]	102,744	-
Derivative liabilities [Note 8]	75,111	-
Accounts payable and accrued liabilities [Note 6]	463,328	413,273
Total current liabilities	694,789	413,273

Convertible promissory notes [Note 7]	854,751	783,778
Derivative liabilities [Note 8]	1,179,924	561,220
TOTAL LIABILITIES	2,729,464	1,758,271

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at March 31, 2016 (December 31, 2015: 1,000,000), 1 share issued and outstanding as at March 31, 2016 and December 31, 2015, respectively [Note 9]	1	1
Common stock, $0.001par value, 125,000,000 authorized as at March 31, 2016 (December 31, 2015: 100,000,000), 15,876,947 outstanding common shares as at March 31, 2016 and December 31, 2015 and 9,123,031 outstanding exchangeable shares as at March 31, 2016 and December 31, 2015[Note 9]	25,000	25,000
Additional paid in capital	7,982,465	7,982,598
Accumulated other comprehensive loss	(79,520)	(18,002)
Accumulated deficit	(10,497,925)	(9,228,774)
Total stockholders' deficiency	(2,569,979)	(1,239,177)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	159,485	519,094

Commitments [Note 11]
Subsequent events [Note 12]

See accompanying notes to condensed consolidated financial statements

BIOTRICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

(Expressed in US dollars)

	Three months ended March 31, 2016	Three months ended March 31, 2015
	$	$

REVENUE	-	-

EXPENSES
General and administrative expenses (Notes 10 and 11)	335,086	1,439,211
Research and development expenses (Note 11)	241,534	367,194
TOTAL OPERATING EXPENSES	576,620	1,806,405

Accretion expense (Note 7)	73,572	-
Change in fair value of derivative liabilities (Note 8)	618,959	-
NET LOSS BEFORE INCOME TAXES	(1,269,151)	(1,806,405)

Income taxes	-	-
NET LOSS	(1,269,151)	(1,806,405)

Translation adjustment	(61,518)	(133,930)

NET LOSS AND COMPREHENSIVE LOSS	(1,330,669)	(1,940,335)
LOSS PER SHARE, BASIC AND DILUTED	(0.0508)	(0.0723)

WEIGHTED AVERAGE NUMBER OF COMMON AND EXCHANGEABLE SHARES OUTSTANDING	24,999,978	24,999,978

See accompanying notes to condensed consolidated financial statements

BIOTRICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

(Expressed in US dollars)

	Three months ended March 31, 2016	Three months ended March 31, 2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,269,151)	(1,806,405)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	-	1,273,670
Accretion expense	73,572	-
Change in fair value of derivative liabilities	618,959	-
Changes in operating assets and liabilities:
Harmonized sales tax recoverable	9,483	(4,754)
Accounts payable and accrued liabilities	21,656	(48,644)
Deposits and other receivables	(6,030)	-
Net cash used in operating activities	(551,511)	(586,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	235,379
Proceeds from issuance of convertible promissory notes	175,000	-
Due from shareholders	50,724	-
Net cash provided by financing activities	225,724	235,379
Net decrease in cash during the period	(325,787)	(350,754)
Effect of foreign currency translation	(31,171)	37,450
Cash, beginning of period	410,601	448,599
Cash, end of period	53,643	135,295

See accompanying notes to condensed consolidated financial statements

BIOTRICITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Biotricity, Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012.

iMedical Innovations Inc. (“iMedical”) was incorporated on July 3, 2014 under the laws of the Province of Ontario, Canada.

Both the Company and iMedical are engaged in research and development activities within the remote monitoring segment of preventative care. They are focused on a realizable healthcare business model that has an existing market and commercialization pathway. As such, its efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product.

On February 2, 2016, the Company entered into an exchange agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and wholly owned subsidiary (incorporated on February 2, 2016), 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), iMedical Innovation Inc., a company existing under the laws of Canada, and the former shareholders of iMedical (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account certain shares pursuant to the Exchange Agreement as further explained in Note 9 to the condensed consolidated financial statements. These subsidiaries were solely used for the issuance of exchangeable shares in the reverse takeover transaction and have no other transactions or balances.  After giving effect to this transaction, the Company acquired all of iMedical’s assets and liabilities and commenced operations through iMedical.

As a result of the Share Exchange, iMedical is now a wholly-owned subsidiary of the Company. This transaction has been accounted for as reverse merger.  Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 2, 2016 are those of iMedical and are recorded at the historical cost basis. After February 2, 2016, the Company’s condensed consolidated financial statements include the assets and liabilities of both iMedical and the Company and the historical operations of both after that date as one entity.

2. BASIS OF PRESENTATION AND MEASUREMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the four months ended December 31, 2015 and year ended August 31, 2015 and notes thereto included in the Form 10-KT filed with the SEC on April 13, 2016 and iMedical’s audited financial statements for the years ended December 31, 2015 and 2014 and notes thereto included in the Form 8-K/A filed with the SEC on April 13, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

3. GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at March 31, 2016 has an accumulated deficit of $10,497,925. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

On October 31, 2015, the Company engaged an agent to act as exclusive financial advisor to the Company with respect to assisting the Company in its capital raising efforts as well as assisting the Company in the review of potential financing alternatives available to it and to provide recommendations with respect to the options available to it for meeting its capital needs. Under the engagement agreement, the agent will represent the Company as the sole or lead placement agent, underwriter, book-runner or similar representation in its efforts to obtain financing of up to $12 million in the form of a private placement, public offering, whether in one or a series of transactions, in a private or public offering of equity, convertible debt or equity, equity linked securities or any other securities.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of warrants and stock options. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Recently Issued Accounting Pronouncements

In March 2016, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented.  The Company has not yet determined the effect that the adoption of this pronouncement may have on our financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the Company’s financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the Company financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intend to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on our financial position and/or results of operations.

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We have not yet selected a transition method nor have the Company determined the effect that the adoption of the pronouncement may have on our financial position and/or results of operations.

5. DUE TO SHAREHOLDERS

Amounts due to related parties are unsecured, non-interest bearing and due on demand.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31,	As at December 31,
	2016	2015
	$	$
Trade accounts payable	447,735	274,055
Accrued liabilities	15,593	139,218
	463,328	413,273

7. CONVERTIBLE PROMISSORY NOTES

Pursuant to a term sheet offering of $2,000,000, the Company during the year ended December 31, 2015 issued convertible promissory notes to various accredited investors amounting to $1,368,978. These notes have a maturity date of 24 months and carry annual interest rate of 11%. The note holders have the right until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The note has a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price will reset to 75% of the future financing pricing. These notes do not contain prepayment penalties upon redemption.  These debentures are secured by all of the present and after acquired property of the Company.    However, the Company can force conversion of these notes, if during the term of the agreement, the Company completes a public listing and the Common Share price exceeds the conversion price for at least 20 consecutive trading days. At the closing of the Notes, the Company issued cash (7%) and warrants (7% of the number of Common Shares into which the Notes may be converted) to a brokers. The brokers receive 3% in cash and warrants for those investors in the Presidents List.  The warrants have a term of 24 months and a similar reset provision based on future financings.

During March 2016, Biotricty commenced a bridge offering of up to an aggregate of $1,000,000 of convertible promissory notes to various investors amounting to $175,000. These notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal is paid in cash and interest at 100% average 3 TD VWAP over the last 10 TD plus an embedded warrant at maturity. All of the outstanding principal and accrued interest shall convert (“Forced Conversion”) into units/securities upon the consummation of a Qualified Financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the Qualified Financing. Upon the Forced Conversion Date, the Holder shall further be issued Warrants exercisable into a number of shares of Common Stock equal to the number of Conversion Shares (but, in the case of units of securities, the primary equity security or the number of shares of Common Stock underlying the primary security if the primary security is not Common Stock).

The embedded conversion features and reset feature in the notes and broker warrants have been accounted for as a derivative liability based on FASB guidance (refer Note 8).

The movement in convertible promissory notes during the period ended March 31, 2016 is as follows:

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognised at issuance due to embedded derivatives	(74,855)
Accretion expense for Q1 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495

These convertible notes have been presented on balance sheet as follows:

$
Current	102,744
Non-current	854,751
957,495

As explained in detail in Note 9, all outstanding convertible promissory notes were exchanged/adjusted pursuant to Exchange Agreement effective February 2, 2016.

8. DERIVATIVE LIABILITIES

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase its common stock. In certain circumstances, these options or warrants are classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

The derivative liabilities arising from convertible promissory notes/warrants and related issuance of broker warrants are as follows:

	Convertible	Broker	Total
	notes/warrants	warrants
	$	$	$
Derivative liabilities as at December 31, 2015	480,952	80,268	561,220
Derivative fair value at issuance during March 2016	74,855	-	74,855
Change in fair value of derivatives	591,044	27,915	618,959
Derivative liabilities as at March 31, 2016	1,146,851	108,183	1,255,034

These derivative liabilities have been presented on balance sheet as follows:

$
Current	75,111
Non-current	1,179,923
1,255,034

The lattice methodology was used to value the derivative components, using the following assumptions at issuance and period end date of March 31, 2016:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.21% - 0.59%
Volatility	100%-105%
Remaining terms (years)	1 - 1.5
Stock price ($ per share)	2.55 and 2.48

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility.  The Company used market trade stock prices at issuance and period end date.

9. STOCKHOLDERS’ DEFICIENCY

Authorized stock

As at March 31, 2016, the Company is authorized to issue 125,000,000 shares of common stock ($0.001 par value) and 10,000,000 shares of preferred stock ($0.001 par value).

As explained below, in contemplation of the acquisition of iMedical on February 2, 2016, the Company’s Board of Directors approved the increase in authorized capital stock from 100,000,000 shares of common stock to 125,000,000 shares of common stock, with a par value of $0.001 per share, and from 1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

Issued and outstanding stock

As explained in detail in Note 1 to the condensed consolidated financial statements, with the closing of the Acquisition Transaction on February 2, 2016:

•

Biotricity’s sole existing director resigned and a new director who is the sole director of the Company was appointed to fill the vacancy;

•

Biotricity’s sole Chief Executive Officer and sole officer, who beneficially owned 6,500,000 shares of outstanding common stock, resigned from all positions and transferred all of his shares back for cancellation;

•

The existing management of the Company were appointed as executive officers; and

•

The existing shareholders of the Company entered into a transaction whereby their existing common shares of the Company were exchanged for either (a) a new class of shares that are exchangeable for shares of Biotricity’s common stock, or (b) shares of Biotricity’s common stock, which (assuming exchange of all such exchangeable shares) would equal in the aggregate a number of shares of Biotricity’s common stock that constitute 90% of Biotricity’s issued and outstanding shares.

In addition, effective on the closing date of the acquisition transaction:

•

Biotricity issued approximately 1.197 shares of its common stock in exchange for each common share of the Company held by the Company shareholders who in general terms, are not residents of Canada (for the purposes of the Income Tax Act (Canada).  Accordingly the Company issued 13,376,947 shares;

•

Shareholders of the Company who in general terms, are Canadian residents (for the purposes of the Income Tax Act (Canada)) received approximately 1.197 Exchangeable Shares in the capital of Exchangeco in exchange for each common share of the Company held.  Accordingly the Company issued 9,123,031 exchangeable shares;

•

Each outstanding option to purchase common shares in the Company (whether vested or unvested) was exchanged, without any further action or consideration on the part of the holder of such option, for approximately 1.197 economically equivalent replacement options with an inverse adjustment to the exercise price of the replacement option to reflect the exchange ratio of approximately 1.197:1;

•

Each outstanding warrant  to purchase common shares in the Company was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of Biotricity for each Warrant, with an inverse adjustment to the exercise price of the Warrants to reflect the exchange ratio of approximately 1.197:1

•

Each outstanding advisor warrant to purchase common shares in the Company was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of Biotricity for each Advisor Warrant, with an inverse adjustment to the exercise price of the Advisor Warrants to reflect the exchange ratio of approximately 1.197:1; and

•

The outstanding 11% secured convertible promissory notes of the Company were adjusted, in accordance with the adjustment provisions thereof, as and from closing, so as to permit the holders to convert (and in some circumstances permit the Company to force the conversion of) the Convertible Debentures into shares of the common stock of Biotricity at a 25% discount to purchase price per share in Biotricity’s next offering.

Issuance of preferred stock, common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at August 31, 2015.

At March 31, 2016 and December 31, 2015 there were 15,876,947 and 9,000,000 shares of common stock issued and outstanding, respectively.  There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

Out of outstanding common stock of 15,876,947 as at March 31, 2016, 750,000 are held in escrow and subject to forfeiture.  Of the shares of Common Stock and exchangeable shares issued and outstanding approximately 22,500,000 of such shares are or would be restricted shares under the Securities Act.

Stock-based compensation

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options.  This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.

These options will expire by March 30, 2025.  The outstanding options as at March 31, 2016 are as follows:

	No. of options	Exercise	Vested	Unvested
		Price	options	options
	#	$	#	#
As at December 31, 2015	167,500	0.0001	-	167,500
Adjustment*	33,000	-	-	33,000
As at March 31, 2016	200,500	0.0001	-	200,500

* As explained above, on February 2, 2016 all outstanding options have been increased by a factor of 1.197.

Broker warrants

The outstanding broker warrants as at March 31, 2016 will expire by May 2018 as detailed below.

	No. of broker	Weighted Average
	warrants	Exercise
		Price
	#	$
As at December 31, 2015	271,742	1.2000
Adjustment*	53,503	(0.1970)
As at March 31, 2016	325,245	1.0030

* As explained above, on February 2, 2016 all outstanding broker warrants have been increased by a factor of 1.197.

Warrants

The outstanding warrants as at March 31, 2016 will expire by October 2016 as detailed below.

	No. of	Weighted Average
	warrants	Exercise
		Price
	#	$
As at December 31, 2015	380,000	1.0000
Adjustment*	74,860	(0.1970)
As at March 31, 2016	454,860	0.8030

* As explained above, on February 2, 2016 all outstanding warrants have been increased by a factor of 1.197.

10. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, the related party transactions are as follows:

The Company paid consulting charges in cash to its stockholders amounting to $43,680 and $60,427 for the three months ended March 31, 2016 and 2015, respectively.

11. COMMITMENTS

a)

On September 14, 2014, the Company finalized an agreement with CardioComm Solutions Inc. (“CardioComm’) for the development of a customized software for the ECG.  The term of this agreement is later of 5 years or completion of all services from the effective date of agreement, which is September 14, 2014.  Pursuant to this agreement, the Company paid CardioComm a non-refundable royalty advance of $224,775 (CAD 250,000), which was fully expensed during year ended December 31, 2014 as the Company is still under research and development phase. In addition, the Company has committed to pay $584,415 for design of a Windows Operating System ECG Management Software in accordance with an estimated payment schedules for the work performed.  During the three months ended March 31, 2016 and 2015, Company paid $65,520 and $72,513, respectively which were expensed and included in research and development expenses.

b)

On July 4, 2014, the Company entered into an operating lease contract for its office premises in Mississauga, Ontario for a one year term. The monthly lease payment was $3,910 which was increased to $7,931. The lease agreement also include provisions of Cloud Hosting services at $2,737 per month and telephone and internet services at $1,173 per month.

c)

On January 8, 2016, the Company entered into a lease agreement for its office premises in California, USA for a monthly base rent of $16,530.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 16, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On May 3, 2016, the Company appointed Mr. David A. Rosa as director to fill the remaining vacancy on the Board of Directors of the Company.  In connection with the appointment of Mr. Rosa, the Company authorized the issuance of warrants to purchase 40,000 shares of its common stock, at an exercise price per share of $2.00, with such other terms and conditions as the officers of the Company deem reasonable and acceptable.

On April 27, 2016, the Company appointed Dr. Norman M. Betts as director to fill one of two vacancies on the Board of Directors.  In connection with the appointment of Dr. Betts, the Company authorized the issuance of warrants to purchase 40,000 shares of its common stock, at an exercise price per share of $2.00, with such other terms and conditions as the officers of the Company deem reasonable and acceptable.

During April, 2016, the Company entered into subscription agreements by and among the Company and the lending parties for the issuance of an aggregate principal amount of $350,000 unsecured convertible promissory notes pursuant to offering to accredited investors for up to $1,000,000 as explained in Note 7 to the condensed consolidated financial statements.

Item 2.

  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: (a) any fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; (f) competition in the Company’s existing and potential future product lines of business; (g) the Company’s ability to obtain financing on acceptable terms if and when needed; (h) uncertainty as to the Company’s future profitability; (i) uncertainty as to the future profitability of acquired businesses or product lines; and (j) uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past results are no guaranty of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q (the “Financial Statements”).

Company Overview

We are a healthcare technology company committed to the development of software and hardware solutions to help the management of chronic health issues. We aim to provide a turnkey, wearable medical cardiac monitoring solution. To achieve this, we are dedicated to continuing our research and development programs, honing our medical-device expertise, increasing our deep knowledge of biometrics, developing both software and hardware components and nurturing a cohesive medical network.

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

On February 2, 2016 we acquired Biotricity, through our indirect subsidiary Exchangeco and consummated the Acquisition Transaction. Immediately prior to the closing of the Acquisition Transaction, we transferred all of the then-existing business, properties, assets, operations, liabilities and goodwill of the Company, to W270 SA, a Costa Rican corporation, pursuant to the Assignment and Assumption Agreement. Accordingly, as of immediately prior to the closing of the Acquisition Transaction, we had no assets or liabilities.

Critical Accounting Policies

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of warrants and stock options. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Recently Issued Accounting Pronouncements

In March 2016, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented.  The Company has not yet determined the effect that the adoption of this pronouncement may have on our financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the Company’s financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the Company financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intend to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on our financial position and/or results of operations.

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We have not yet selected a transition method nor have the Company determined the effect that the adoption of the pronouncement may have on our financial position and/or results of operations.

Results of Operations

From our inception in July 2009 through to March 31, 2016, Biotricity has generated a deficit of $10,497,925. We expect to incur additional operating losses through the fiscal year ending December 31, 2016 and beyond, principally as a result of our continuing anticipated research and development costs and due to anticipated initial limited sales of the Bioflux, our planned first product. When we approach final stages of the anticipated commercialization of the Bioflux, we will have to devote and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs.

Three Months Ended March 31, 2016 as Compared to Three Months Ended March 31, 2015

Operating Expenses

Total operating expenses for the fiscal quarter ended March 31, 2016 were $576,620 compared to $1,806,405 for the fiscal quarter ended March 31, 2015, as further described below.

For the fiscal quarter ended March 31, 2016, we incurred research and development expenses of $241,534, compared to research and development expenses of $367,194 for the fiscal quarter ended March 31, 2015. The decrease in research and development expenses relates primarily to slow down in research activities during 2016 as management is waiting for the FDA approval.

For the fiscal quarter ended March 31, 2016, we incurred general and administrative expenses of $335,086, compared to general and administrative expenses of $1,439,211 for the fiscal quarter ended March 31, 2015. The decrease is mainly due to recording of $1,273,670  as ESOP expense during Q1 2015 whereas no such expense was recorded during Q1 2016.

Accretion expense and change in fair value of derivative liabilities of $73,572 and $618,959, respectively for the year three months ended March 31, 2015 relate to the convertible promissory notes issued during Q4 2015 and Q1 2016.

Net Loss

Net loss for the fiscal quarter ended March 31, 2016 amounted to $1,269,151, resulting in a loss per share of $0.0508, compared to $1,806,405 for the fiscal quarter ended March 31, 2015, resulting in a loss per share of $0.0723.

Translation Adjustment

Translation adjustment for the quarter ended March 31, 2016 was $61,518 as compared to translation adjustment of $133,930 for the quarter ended March 31, 2015. This translation adjustment represents loss resulted from the translation of currency in the financial statements from iMedical’s functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations. We have working capital deficit of $535,304 at March 31, 2016, and have incurred a deficit of $10,497,925 from inception to March 31, 2016. We have funded operations primarily through the issuance of capital stock and other securities.

During the quarter ended March 31, 2016, we raised net cash of $175,000 through the issuance of convertible promissory notes.

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

In addition, we expect to also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our proposed product lines.

Net Cash Used in Operating Activities

During the quarter ended March 31, 2016, we used cash in operating activities of $551,511 compared to $586,133 for the quarter ended March 31, 2015.  No significant variation noted.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $225,724 for the quarter ended March 31, 2016 compared to $235,379 for the quarter ended March 31, 2015. No significant variation noted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the transition period ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors

Not applicable for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During March 2016, Biotricty commenced a bridge offering of up to an aggregate of $1,000,000 of convertible promissory notes to various investors amounting to $175,000. These notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal is paid in cash and interest at 100% average 3 TD VWAP over the last 10 TD plus an embedded warrant at maturity. All of the outstanding principal and accrued interest shall convert (“Forced Conversion”) into units/securities upon the consummation of a Qualified Financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the Qualified Financing. Upon the Forced Conversion Date, the Holder shall further be issued Warrants exercisable into a number of shares of Common Stock equal to the number of Conversion Shares (but, in the case of units of securities, the primary equity security or the number of shares of Common Stock underlying the primary security if the primary security is not Common Stock).

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

XBRL Instance.

101.SCH

XBRL Taxonomy Extension Schema.

101.CAL

XBRL Taxonomy Extension Calculation.

101.DEF

XBRL Taxonomy Extension Definition.

101.LAB

XBRL Taxonomy Extension Labels.

101.PRE

XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of May 2016.

BIOTRICITY, INC.

By: /s/ Waqaas Al Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive and financial officer)