Form 10-Q/A
period 2016-03-31
BIOTRICITY INC.
filed 2016-05-19
CIK 1630113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                        Yes☐  No☑

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

  Large accelerated filer  ☐                Accelerated filer   ☐

  Non-accelerated filer    ☐                Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes☐  No☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

15,876,947 shares of Common Stock, $0.001 par value at May 16, 2016.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to amend, modify and supersede the Form 10-Q of Biotricity, Inc. (the “Registrant”) filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2016 (the “Original Filing”), which Original Filing was not yet finalized or approved for filing but was nevertheless inadvertently filed with the SEC due to an error of the Edgar agent used by the Registrant.

BIOTRICITY, INC.

Index

Part I – Financial Information

PART 1

FINANCIAL INFORMATION

BIOTRICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2016 and December 31, 2015 (Unaudited)

(Expressed in US dollars)

	As at March 31, 2016	As at December 31, 2015
	$	$
CURRENT ASSETS
Cash	53,643	410,601
Harmonized sales tax recoverable	28,656	36,291
Deposits and other receivables	77,186	72,202
TOTAL ASSETS	159,485	519,094

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Due to shareholders [Note 5]	53,606	-
Convertible promissory notes [Note 7]	102,744	-
Derivative liabilities [Note 8]	75,111	-
Accounts payable and accrued liabilities [Note 6]	463,328	413,273
Total current liabilities	694,789	413,273

Convertible promissory notes [Note 7]	854,751	783,778
Derivative liabilities [Note 8]	1,179,923	561,220
TOTAL LIABILITIES	2,729,463	1,758,271

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at March 31, 2016 (December 31, 2015: 1,000,000), 1 share issued and outstanding as at March 31, 2016 and December 31, 2015, respectively [Note 9]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2016 (December 31, 2015: 100,000,000), 15,876,947 outstanding common shares as at March 31, 2016 and December 31, 2015 and 9,123,031 outstanding exchangeable shares as at March 31, 2016 and December 31, 2015 [Note 9]	25,000	25,000
Additional paid in capital	7,982,466	7,982,598
Accumulated other comprehensive loss	(79,520)	(18,002)
Accumulated deficit	(10,497,925)	(9,228,774)
Total stockholders' deficiency	(2,569,978)	(1,239,177)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	159,485	519,094

Commitments [Note 11]
Subsequent events [Note 12]

See accompanying notes to condensed consolidated financial statements

BIOTRICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

(Expressed in US dollars)

	Three months ended March 31, 2016	Three months ended March 31, 2015
	$	$

REVENUE	-	-

EXPENSES
General and administrative expenses (Notes 9 and 10)	335,086	1,439,211
Research and development expenses (Note 11)	241,534	367,194
TOTAL OPERATING EXPENSES	576,620	1,806,405

Accretion expense (Note 7)	73,572	-
Change in fair value of derivative liabilities (Note 8)	618,959	-
NET LOSS BEFORE INCOME TAXES	(1,269,151)	(1,806,405)

Income taxes	-	-
NET LOSS	(1,269,151)	(1,806,405)

Translation adjustment	(61,518)	(133,930)

NET LOSS AND COMPREHENSIVE LOSS	(1,330,669)	(1,940,335)
LOSS PER SHARE, BASIC AND DILUTED	(0.0508)	(0.0723)

WEIGHTED AVERAGE NUMBER OF COMMON AND EXCHANGEABLE SHARES OUTSTANDING	24,999,978	24,999,978

See accompanying notes to condensed consolidated financial statements

BIOTRICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

(Expressed in US dollars)

	Three months ended March 31, 2016	Three months ended March 31, 2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,269,151)	(1,806,405)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	-	1,273,670
Accretion expense	73,572	-
Change in fair value of derivative liabilities	618,959	-
Changes in operating assets and liabilities:
Harmonized sales tax recoverable	9,483	(4,754)
Accounts payable and accrued liabilities	21,656	(48,644)
Deposits and other receivables	(310)	-
Net cash used in operating activities	(545,791)	(586,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	235,379
Proceeds from issuance of convertible promissory notes	175,000	-
Due to shareholders	50,724	-
Net cash provided by financing activities	225,724	235,379
Net decrease in cash during the period	(320,067)	(350,754)
Effect of foreign currency translation	(36,891)	37,450
Cash, beginning of period	410,601	448,599
Cash, end of period	53,643	135,295

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

On February 2, 2016, the Company entered into an exchange agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and wholly owned subsidiary (incorporated on February 2, 2016), 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), iMedical, and the former shareholders of iMedical (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account certain shares pursuant to the Exchange Agreement as further explained in Note 9 to the condensed consolidated financial statements. These subsidiaries were solely used for the issuance of exchangeable shares in the reverse takeover transaction and have no other transactions or balances.  After giving effect to this transaction, the Company acquired all of iMedical’s assets and liabilities and commenced operations through iMedical.

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

2. BASIS OF PRESENTATION AND MEASUREMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the four months ended December 31, 2015 and year ended August 31, 2015 and notes thereto included in the Form 10-KT filed with the SEC on April 13, 2016 and iMedical’s audited financial statements for the years ended December 31, 2015 and 2014 and notes thereto included in the Form 8-K/A filed with the SEC on April 13, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The Company’s fiscal year-end is December 31. The Company’s functional currency and reporting currency is the U.S. dollar.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, convertible promissory notes, derivative liabilities and accounts payable. The Company's cash and derivative liabilities, which are carried at fair value, are classified as Level 1 financial instruments. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. The Company has not yet selected a transition method nor has it determined the effect that the adoption of the pronouncement may have on our financial position and/or results of operations.

5. DUE TO SHAREHOLDERS

Amounts due to shareholders are unsecured, non-interest bearing and due on demand.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31,	As at December 31,
	2016	2015
	$	$
Trade accounts payable	447,735	274,055
Accrued liabilities	15,593	139,218
	463,328	413,273

7. CONVERTIBLE PROMISSORY NOTES

Pursuant to a term sheet offering of $2,000,000, the Company during the year ended December 31, 2015 issued convertible promissory notes to various accredited investors amounting to $1,368,978. These notes have a maturity date of 24 months and carry annual interest rate of 11%. The note holders have the right until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The note has a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price will reset to 75% of the future financing pricing. These notes do not contain prepayment penalties upon redemption.  These notes are secured by all of the present and after acquired property of the Company. However, the Company can force conversion of these notes, if during the term of the agreement, the Company completes a public listing and the Common Share price exceeds the conversion price for at least 20 consecutive trading days. At the closing of the Notes, the Company issued cash (7%) and warrants (7% of the number of Common Shares into which the Notes may be converted) to a brokers. The brokers receive 3% in cash and warrants for those investors in the Presidents List.  The warrants have a term of 24 months and a similar reset provision based on future financings.

During March 2016, Biotricity commenced a bridge offering of up to an aggregate of $1,000,000 of convertible promissory notes to various investors amounting to $175,000. These notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal is paid in cash and interest at 100% average 3 trading days (“TD”) volume weighted average price (“VWAP”)  over the last 10 TD plus an embedded warrant at maturity. All of the outstanding principal and accrued interest shall convert (“Forced Conversion”) into units/securities upon the consummation of a Qualified Financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the Qualified Financing. Upon the Forced Conversion Date, the Holder shall further be issued Warrants exercisable into a number of shares of Common Stock equal to the number of Conversion Shares (but, in the case of units of securities, the primary equity security or the number of shares of Common Stock underlying the primary security if the primary security is not Common Stock).

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

9. STOCKHOLDERS’ DEFICIENCY

Authorized stock

As at March 31, 2016, the Company is authorized to issue 125,000,000 (December 31, 2015 – 100,000,000) shares of common stock ($0.001 par value) and 10,000,000 (December 31, 2015 – 1,000,000) shares of preferred stock ($0.001 par value).

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

Issuance of preferred stock, common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

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

Stock-based compensation

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options.  This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.  These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.197:1.

These options will expire by March 30, 2025.  The outstanding options as at March 31, 2016 are as follows:

	No. of options	Exercise	Vested	Unvested
		Price	options	options
	#	$	#	#
As at December 31, 2015	167,500	0.0001	-	167,500
Adjustment*	33,000	-	-	33,000
As at March 31, 2016	200,500	0.0001	-	200,500

* As explained above, on February 2, 2016 all outstanding options have been increased by a factor of 1.197.

Broker warrants

The outstanding broker warrants as at March 31, 2016 will expire by May 2018 as detailed below.

	No. of broker	Weighted Average
	warrants	Exercise
		Price
	#	$
As at December 31, 2015	271,742	1.2000
Adjustment*	53,533	(0.1970)
As at March 31, 2016	325,275	1.0030

* As explained above, on February 2, 2016 all outstanding broker warrants have been increased by a factor of 1.197.

Warrants

The outstanding warrants as at March 31, 2016 will expire by October 2016 as detailed below.

	No. of	Weighted Average
	warrants	Exercise
		Price
	#	$
As at December 31, 2015	380,000	1.0000
Adjustment*	74,860	(0.1970)
As at March 31, 2016	454,860	0.8030

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

11. COMMITMENTS

a)

On September 14, 2014, the Company finalized an agreement with CardioComm Solutions Inc. (“CardioComm’) for the development of a customized software for the ECG.  The term of this agreement is later of 5 years or completion of all services from the effective date of agreement, which is September 14, 2014.  Pursuant to this agreement, the Company paid CardioComm a non-refundable royalty advance of $224,775 (CAD 250,000), which was fully expensed during year ended December 31, 2014 as the Company is still under research and development phase. In addition, the Company has committed to pay $584,415 for design of a Windows Operating System ECG Management Software in accordance with an estimated payment schedules for the work performed.  During the three months ended March 31, 2016 and 2015, the Company paid $65,520 and $72,513, respectively which were expensed and included in research and development expenses.

b)

On July 4, 2014, the Company entered into an operating lease contract for its office premises in Mississauga, Ontario on a year to year basis. The monthly lease payment was $3,910 which was increased to $7,383. The lease agreement also includes provisions of Cloud Hosting services at $2,548 per month and telephone and internet services at $1,092 per month.

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

On February 2, 2016 we acquired iMedical Innovations Inc. (“iMedical”), a corporation incorporated under the laws of the Province of Ontario, Canada, through our indirect subsidiary 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”). Immediately prior to the closing of such  acquisition, we transferred all of the then-existing business, properties, assets, operations, liabilities and goodwill of the Company, to W270 SA, a Costa Rican corporation. Accordingly, as of immediately prior to the closing of such acquisition of iMedical, we had no assets or liabilities.

Critical Accounting Policies

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of warrants, promissory notes and derivative liabilities, and stock options. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

For the fiscal quarter ended March 31, 2016, we incurred research and development expenses of $241,534, compared to research and development expenses of $367,194 for the fiscal quarter ended March 31, 2015. The decrease in research and development expenses relates primarily to slow down in research activities during 2016 as management is waiting for FDA approval of its planned first product.

For the fiscal quarter ended March 31, 2016, we incurred general and administrative expenses of $335,086, compared to general and administrative expenses of $1,439,211 for the fiscal quarter ended March 31, 2015. The decrease is mainly due to recording of $1,273,670 as employee stock option plan expense during Q1 2015 whereas no such expense was recorded during Q1 2016.

Accretion expense and change in fair value of derivative liabilities of $73,572 and $618,959, respectively, for the fiscal quarter ended March 31, 2016 and the three months ended March 31, 2015, relate to the convertible promissory notes issued during Q4 2015 and Q1 2016.

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

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations. We have a working capital deficit of $535,304 at March 31, 2016, and have incurred a deficit of $10,497,925 from inception to March 31, 2016. We have funded operations primarily through the issuance of capital stock and other securities.

During the quarter ended March 31, 2016, we raised net cash of $175,000 through the issuance of convertible promissory notes, as part of an aggregate offering of $1.0 million in notes.

As we proceed with the commercialization of the Bioflux product development we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require additional resources to introduce the Bioflux into the Mobile Cardiac Telemetry market and the Biolife device into the consumer market. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders. We are currently in discussions to raise at least $6.0 million in equity financing, of which we can give no assurance of success.

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

Net Cash Used in Operating Activities

During the quarter ended March 31, 2016, we used cash in operating activities of $545,791 compared to $586,133 for the quarter ended March 31, 2015.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors

Not applicable for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During March 2016, we commenced a bridge offering of up to an aggregate of $1,000,000 of convertible promissory notes to various investors amounting to $175,000. These notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal is paid in cash and interest at 100% average 3 TD VWAP over the last 10 TD plus an embedded warrant at maturity. All of the outstanding principal and accrued interest shall convert (“Forced Conversion”) into units/securities upon the consummation of a Qualified Financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the Qualified Financing. Upon the Forced Conversion Date, the Holder shall further be issued Warrants exercisable into a number of shares of Common Stock equal to the number of Conversion Shares (but, in the case of units of securities, the primary equity security or the number of shares of Common Stock underlying the primary security if the primary security is not Common Stock).

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

XBRL Instance.

101.SCH

XBRL Taxonomy Extension Schema.

101.CAL

XBRL Taxonomy Extension Calculation.

101.DEF

XBRL Taxonomy Extension Definition.

101.LAB

XBRL Taxonomy Extension Labels.

101.PRE

XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of May 2016.

BIOTRICITY, INC.

By: /s/ Waqaas Al Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive and financial officer)