Form 10-Q
period 2016-06-30
BIOTRICITY INC.
filed 2016-08-15
CIK 1630113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to _____

Commission file number:  333-201719

BIOTRICITY, INC.

(Name of Registrant in Its Charter)

Nevada	47-2548273
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
275 Shoreline Drive, Suite 150 Redwood City, California 94065
(Address of principal executive offices)

(416) 214-3678
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                  Yes [X]    No[  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

  Large accelerated filer  [  ]                Accelerated filer   [  ]

  Non-accelerated filer    [  ]                Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,001,947 shares of Common Stock, $0.001 par value at August 15, 2016.

BIOTRICITY, INC.

Index

Part I – Financial Information

PART 1

FINANCIAL INFORMATION

BIOTRICITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2016 (Unaudited) and December 31, 2015 (Audited)

(Expressed in US dollars)

	As at June 30, 2016	As at December 31, 2015
	$	$
CURRENT ASSETS
Cash	33,898	410,601
Harmonized sales tax recoverable	26,119	36,291
Deposits and other receivables	49,653	72,202
TOTAL ASSETS	109,670	519,094

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Due to stockholders [Note 5]	11,633	-
Convertible promissory notes [Note 7]	612,592	-
Derivative liabilities [Note 8]	542,294	-
Accounts payable and accrued liabilities [Note 6]	611,382	413,273
Total current liabilities	1,777,901	413,273

Convertible promissory notes [Note 7]	928,990	783,778
Derivative liabilities [Note 8]	1,072,452	561,220
TOTAL LIABILITIES	3,779,343	1,758,271

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 10,000,000 authorized as at June 30, 2016 (December 31, 2015: 1,000,000), 1 share issued and outstanding as at June 30, 2016 and December 31, 2015 respectively [Note 9]	1	1
Common Stock, $0.001 par value, 125,000,000 authorized as at June 30, 2016 (December 31, 2015: 100,000,000). 15,876,947 outstanding common shares as at June 30, 2016 and December 31, 2015 and 9,123,031 outstanding exchangeable shares as at June 30, 2016 and December 31, 2015 [Note 9]	25,000	25,000
Common stock to be issued [Note 9]	13	-
Additional paid in capital	7,995,585	7,982,598
Accumulated other comprehensive loss	(147,785)	(18,002)
Accumulated deficit	(11,542,487)	(9,228,774)
Total stockholders' deficiency	(3,669,673)	(1,239,177)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	109,670	519,094

Commitments [Note 11]
Subsequent events [Note 12] Going concern [Note 3]

See accompanying notes to condensed consolidated financial statements

BIOTRICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Unaudited)

(Expressed in US dollars)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
	$	$	$	$

REVENUE	-	-	-	-

EXPENSES
General and administrative expenses (Notes 9 and 10)	534,438	293,694	869,524	1,732,905
Research and development expenses (Note 11)	266,370	198,319	507,859	565,513
TOTAL OPERATING EXPENSES	800,808	492,013	1,377,383	2,298,418

Accretion expense (Note 7)	120,531	-	194,103	-
Change in fair value of derivative liabilities (Note 8)	123,268	-	742,227	-
NET LOSS BEFORE INCOME TAXES	(1,044,607)	(492,013)	(2,313,713)	(2,298,418)

Income taxes	-	-	-	-
NET LOSS	(1,044,607)	(492,013)	(2,313,713)	(2,298,418)

Translation adjustment	(129,591)	193,585	(191,109)	59,655

NET LOSS AND COMPREHENSIVE LOSS	(1,174,198)	(298,428)	(2,504,822)	(2,238,763)

LOSS PER SHARE, BASIC AND DILUTED	(0.0418)	(0.0232)	(0.0925)	(0.1053)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,999,978	21,247,744	24,999,978	21,832,673

See accompanying notes to the condensed consolidated interim financial statements

BIOTRICITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Unaudited)

(Expressed in US dollars)

	Six months ended June 30, 2016	Six months ended June 30, 2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,313,713)	(2,298,418)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	-	1,297,586
Accretion expense	194,103	-
Change in fair value of derivative liabilities	742,227	-
Changes in operating assets and liabilities:
Harmonized sales tax recoverable	12,057	15,625
Accounts payable and accrued liabilities	214,851	50,721
Deposits and other receivables	26,117	-
Net cash used in operating activities	(1,124,358)	(934,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	13,000	470,758
Proceeds from issuance of convertible promissory notes	875,000	-
Due to shareholders	10,929	-
Net cash provided by financing activities	898,929	470,758
Net decrease in cash during the period	(225,429)	(463,728)
Effect of foreign currency translation	(151,274)	51,367
Cash, beginning of period	410,601	448,599
Cash, end of period	33,898	36,238

See accompanying notes to condensed consolidated financial statements

BIOTRICITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Unaudited)

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

2. BASIS OF PRESENTATION AND MEASUREMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the four months ended December 31, 2015 and year ended August 31, 2015 and notes thereto included in the Form 10-KT filed with the SEC on April 13, 2016 and iMedical’s audited financial statements for the years ended December 31, 2015 and 2014 and notes thereto included in the Form 8-K/A filed with the SEC on April 13, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The Company’s fiscal year-end is December 31. The Company’s functional currency and reporting currency is the U.S. dollar.

3. GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at June 30, 2016 has an accumulated deficit of $11,542,487. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes and stock options. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, due to stockholders, deposits and other receivables, convertible promissory notes, derivative liabilities, and accounts payable. The Company's cash and derivative liabilities, which are carried at fair value, are classified as a Level 1 financial instruments. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intend to adopt this pronouncement on January 1, 2017, and the adoption is not expected to have a material impact on the Company’s financial position and/or results of operations.

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. The Company has not yet selected a transition method nor has the Company determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

5. DUE TO A STOCKHOLDER

Amount due to a stockholder is unsecured, non-interest bearing and due on demand.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30,	As at December 31,
	2016	2015
	$	$
Trade accounts payable	582,760	274,055
Accrued liabilities	28,622	139,218
	611,382	413,273

Accounts payable include amount of $149,962 (2015: $14,113) due to an entity owned by a  shareholder of the Company  in connection with consulting charges.

7. CONVERTIBLE PROMISSORY NOTES

Pursuant to a term sheet offering of $2,000,000, the Company during the year ended December 31, 2015 issued convertible promissory notes to various accredited investors amounting to $1,368,978. These notes have a maturity date of 24 months and carry annual interest rate of 11%. The note holders have the right until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The note has a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price will reset to 75% of the future financing pricing. These notes do not contain prepayment penalties upon redemption.  These notes are secured by all of the present and after acquired property of the Company.    However, the Company can force conversion of these notes, if during the term of the agreement, the Company completes a public listing and the Common Share price exceeds the conversion price for at least 20 consecutive trading days. At the closing of the Notes, the Company issued cash (7%) and warrants (7% of the number of Common Shares into which the Notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company.  The warrants have a term of 24 months and a similar reset provision based on future financings.

In June 2016, Biotricity commenced a bridge offering of up to an aggregate of $1,000,000 of convertible promissory notes to various investors amounting to $875,000. These notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal is paid in cash and interest at 100% of the average 3 trading days volume weighted average price (“VWAP”) over the last 10 trading days plus an embedded warrant at maturity. All of the outstanding principal and accrued interest shall convert (“Forced Conversion”) into units/securities upon the consummation of a Qualified Financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the Qualified Financing. Upon the Forced Conversion Date, the holders shall further be issued warrants exercisable into a number of shares of Common Stock equal to the number of Conversion Shares (but, in the case of units of securities, the primary equity security or the number of shares of Common Stock underlying the primary security if the primary security is not Common Stock).

The embedded conversion features and reset feature in the notes and broker warrants have been accounted for as a derivative liability based on FASB guidance (refer Note 8).

The movement in convertible promissory notes during the period ended June 30, 2016 is as follows:

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued	175,000
Discount recognised at issuance due to embedded derivatives	(74,855)
Accretion expense	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Face value of convertible promissory notes issued	700,000
Discount recognised at issuance due to embedded derivatives	(236,444)
Accretion expense	120,531
Accreted value of convertible promissory notes as at June 30, 2016	1,541,582

These convertible notes have been presented on the balance sheet as follows:

$
Current	612,592
Non-current	928,990
1,541,582

As explained in detail in Note 9, all convertible promissory notes outstanding as of February 2, 2016 were exchanged/adjusted pursuant to the Exchange Agreement effective February 2, 2016.

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

The derivative liabilities arising from convertible promissory notes/warrants and related issuance of broker warrants are as follows:

	Convertible	Broker	Total
	notes	warrants
	$	$	$
Derivative liabilities as at December 31, 2015	480,952	80,268	561,220
Derivative fair value at issuance	74,855	-	74,855
Change in fair value of derivatives	591,044	27,915	618,959
Derivative liabilities as at March 31, 2016	1,146,851	108,183	1,255,034
Derivative fair value at issuance	236,444	-	236,444
Change in fair value of derivatives	145,266	(21,998)	123,268
Derivative liabilities as at June 30, 2016	1,528,561	86,185	1,614,746

These derivative liabilities have been presented on balance sheet as follows:

$
Current	542,294
Non-current	1,072,452
1,614,746

The lattice methodology was used to value the derivative components, using the following assumptions at issuance and period end date of June 30, 2016:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.34% - 0.41%
Volatility	101%-102%
Remaining terms (years)	1 - 1.5
Stock price ($ per share)	2.15 and 2.48

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility.  The Company used market trade stock prices at issuance and period end date.

9. STOCKHOLDERS’ DEFICIENCY

Authorized stock

As at June 30, 2016, the Company is authorized to issue 125,000,000 (December 31, 2015 – 100,000,000) shares of common stock ($0.001 par value) and 10,000,000 (December 31, 2015 – 1,000,000) shares of preferred stock ($0.001 par value).

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

•

Each outstanding warrant  to purchase common shares in the Company was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of Biotricity for each Warrant, with an inverse adjustment to the exercise price of the Warrants to reflect the exchange ratio of approximately 1.197:1

•

Each outstanding advisor warrant to purchase common shares in the Company was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of Biotricity for each Advisor Warrant, with an inverse adjustment to the exercise price of the Advisor Warrants to reflect the exchange ratio of approximately 1.197:1; and

•

The outstanding 11% secured convertible promissory notes of the Company were adjusted, in accordance with the adjustment provisions thereof, as and from closing, so as to permit the holders to convert (and in some circumstances permit the Company to force the conversion of) the Convertible Promissory Notes into shares of the common stock of Biotricity at a 25% discount to purchase price per share in Biotricity’s next offering.

Issuance of preferred stock, common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

At June 30, 2016 and December 31, 2015 there were 15,876,947 shares of common stock issued and outstanding. Additionally, as of June 30, 2016, there were 9,123,031 outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

Out of outstanding common stock of 15,876,947 as at June 30, 2016, 750,000 are held in escrow and subject to forfeiture in the event the Company does not raise at least $6 million by November 2, 2016.  Of the shares of Common Stock and exchangeable shares issued and outstanding approximately 22,500,000 of such shares are or would be restricted shares under the Securities Act.

Common stock to be issued

During the quarter ended June 30, 2016, the warrant holders exercised 15,569 warrants at $0.835.  The Company issued common stock subsequent to quarter end and hence at June 30, 2016, these were classified as common stock to be issued (refer warrant continuity below).

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

These options will expire by March 30, 2025.  The outstanding options as at June 30, 2016 are as follows:

	No. of options	Exercise	Vested	Unvested
		Price	options	options
	#	$	#	#
As at December 31, 2015	167,500	0.0001	-	167,500
Adjustment*	33,000	-	-	33,000
As at June 30, 2016	200,500	0.0001	-	200,500

* As explained above, on February 2, 2016 all outstanding options have been increased by a factor of 1.197.

In addition, on February 2, 2016, the Board of Directors of the Company approved 2016 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of the participating company group and its stockholders by providing an incentive to attract, retain and reward persons performing services for the participating company group and by motivating such persons to contribute to the growth and profitability of the participating company group. The Plan seeks to achieve this purpose by providing for awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and other stock-based awards.

The Plan shall continue in effect until its termination by the Committee; provided, however, that all Awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date.  the maximum number of shares of stock that may be issued under the Plan pursuant to awards shall be equal to 3,750,000 shares; provided that the maximum number of shares of stock that may be issued under the Plan pursuant to awards shall automatically and without any further Company or shareholder approval, increase on January 1 of each year for not more than 10 years from the Effective Date, so the number of shares that may be issued is an amount no greater than 15% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

As of the date of the filing of this report, the Company has not granted any incentives under the above plan.

Broker warrants

The outstanding broker warrants as at June 30, 2016 will expire by May 2018 as detailed below.

	No. of broker	Weighted Average
	warrants	Exercise
		Price
	#	$
As at December 31, 2015	271,742	1.2000
Adjustment*	53,503	(0.1970)
As at June 30, 2016	325,245	1.0030

* As explained above, on February 2, 2016 all outstanding broker warrants have been increased by a factor of 1.197.

Warrants

The outstanding warrants as at June 30, 2016 will expire by October 2016 as detailed below.

	No. of	Weighted Average
	warrants	Exercise
		Price
	#	$
As at December 31, 2015	380,000	1.0000
Adjustment*	74,860	(0.1970)
As at March 31, 2016	454,860	0.8030
Less: exercised warrants	(15,569)	0.8350
Less: expired warrants	(223,822)	0.8030
As at June 30, 2016	215,469	0.8007

* As explained above, on February 2, 2016 all outstanding warrants have been increased by a factor of 1.197.

10. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, the related party transactions are as follows:

The Company paid consulting charges in cash to its stockholders amounting to $45,126 and $90,252 for the three and six months ended June 30, 2016 (2015:  $72,864 and $133,584), respectively.

11. COMMITMENTS

a)

On September 14, 2014, the Company finalized an agreement with CardioComm Solutions Inc. (“CardioComm’) for the development of a customized software for the ECG.  The term of this agreement is the later of 5 years or completion of all services from the effective date of agreement, which is September 14, 2014.  Pursuant to this agreement, the Company paid CardioComm a non-refundable royalty advance of $224,775 (CAD 250,000), which was fully expensed during year ended December 31, 2014 as the Company is still under research and development phase. In addition, the Company has committed to pay $584,415 for design of a Windows Operating System ECG Management Software in accordance with an estimated payment schedules for the work performed.  During the three and six months ended June 30, 2016 and 2015, the Company paid $67,689 and $135,378 (2015: $72,864 and $145,728), respectively which were expensed and included in research and development expenses.

b)

On July 4, 2014, the Company entered into an operating lease contract for its office premises in Mississauga, Ontario for a one year term. The monthly lease payment was $3,910 which was increased to $7,931. The lease agreement also include provisions of Cloud Hosting services at $2,737 per month and telephone and internet services at $1,173 per month.

c)

On January 8, 2016, the Company entered into a 40-month lease agreement for its office premises in California, USA. The monthly rent from the date of commencement to the 12th month is $16,530, from the 13th to the 24th month is $17,026, from the 25th to the 36th month is $17,536, and the final 3 months is $18,062.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 15, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During July and August 2016, the Company issued a total of 125,000 common shares to consultants in connection with the services provided by them.  The value of the services will be determined based on the market price on the date of issuance.

During July 2016, 110,742 warrants were exercised at an exercise price of $0.835.

On August 1, 2016, the Company entered into a subscription agreement by and among the Company and the lending parties for the issuance of an aggregate principal amount of $425,000 unsecured convertible promissory notes pursuant to an offering to accredited investors for up to $2,500,000 (increased from the original amount of $1,000,000), of which $875,000 have previously been sold (also refer Note 7).

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, promissory notes and stock options. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2016.

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

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented.  The Company has not yet determined the effect that the adoption of this pronouncement may have on its financial position and/or results of operations.

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

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intend to adopt this pronouncement on January 1, 2017, and the adoption is not expected to have a material impact on its financial position and/or results of operations.

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. The Company has not yet selected a transition method nor has the Company determined the effect that the adoption of the pronouncement may have on its financial position and/or results of operations.

Results of Operations

From our inception in July 2009 through to June 30, 2016, Biotricity has generated a deficit of $11,542,487. We expect to incur additional operating losses through the fiscal year ending December 31, 2016 and beyond, principally as a result of our continuing anticipated research and development costs and due to anticipated initial limited sales of the Bioflux, our planned first product. When we approach final stages of the anticipated commercialization of the Bioflux, we will have to devote and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs.

Three and Six Month Period Ended June 30, 2016 as Compared to Three and Six Month Period Ended June 30, 2015

Operating Expenses

Total operating expenses for the three and six month period ended June 30, 2016 were $800,808 and $1,377,383 compared to $492,013 and $2,298,418 for the three and six months period ended June 30, 2015, as further described below.

For the three and six months period ended June 30, 2016, we incurred general and administrative expenses of $534,438 and $869,524, compared to $293,694 and $1,732,905 for the three and six months period ended June 30, 2015. The increase for the three months period ended June 30, 2016 is mainly due to increase in activity due to the reverse merger transaction between Biotricity and iMedical on February 2, 2016. The decrease for the six months period ended June 30, 2016 is mainly due to recording $1,297,586 as employee stock option expense during the six months ended June 30, 2015, whereas no such expense was recorded during six months ended June 30, 2016.

For the three and six month period ended June 30, 2016, we incurred research and development expenses of $266,370 and $507,903, compared to research and development expenses of $198,319 and $565,513 for the three and six month period ended June 30, 2015. There is no significant variation in the overall research and development expenses for both the quarters.

Accretion expense of $120,531 and $194,103 for the three and six months ended June 30, 2016 and change in fair value of derivative liabilities of $123,268 and $742,227, for the three and six months ended June 30, 2016 relate to the convertible promissory notes issued as explained in Note 7 to the Financial Statements. There were no convertible promissory notes issued during the three and six months period ended June 30, 2015.

Net Loss

Net loss for the three and six month period ended June 30, 2016 were $1,044,607 and $2,313,713 (2015: $492,013 and $2,298,418), resulting in a loss per share of $0.0418 and $0.0925 for the three and six months period ended June 30, 2016 (2015: $0.0232 and $0.1053).

Translation Adjustment

Translation adjustment for the three and six month period ended June 30, 2016 were ($129,591) and ($191,109), as compared to translation adjustment gain of $193,585 and $59,655 for the three and six months ended June 30, 2015. This translation adjustment represents loss resulted from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations. We have working capital deficit of $1,668,231 at June 30, 2016, and have incurred a deficit of $11,542,487 from inception to June 30, 2016. We have funded operations primarily through the issuance of capital stock and other securities.

During the quarter ended June 30, 2016, we raised net cash of $875,000 through the issuance of convertible promissory notes. Subsequent to quarter end through August 15, 2016, we raised an additional $425,000 through the issuance of convertible promissory notes and we intend to raise up to $2.5 million in the aggregate.

As we proceed with the commercialization of the Bioflux product development we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require approximately $6 million to complete the development of Bioflux including marketing, sales, regulatory and clinical costs to first introduce this product into the market place.  We expect to require an additional approximately $4 million to also complete the development of our Bioflux product and increase penetration in new and existing markets and expand our intellectual property platform, which we anticipate would lead to profitability. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders. We are currently in discussion to raise at least $6 million in equity financing of which we can give no assurance of success.

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

Net Cash Used in Operating Activities

During the six months ended June 30, 2016, we used cash in operating activities of $1,124,358 compared to $934,486 for the six months ended June 30, 2015.  This is due to non-cash employee stock option compensation expense of $1,297,586 recorded during June 30, 2015 offset by recording of $194,103 and $742,227 as accretion expense and change in fair value in connection with issuance of convertible notes during the six months period ended June 30, 2016.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $898,929 for the six months ended June 30, 2016 compared to $470,758 for the six months ended June 30, 2015. The increase is primarily due to proceeds received from issuance of convertible notes of $875,000 during the six months period ended June 30, 2016.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the transition period ended June 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors

Not applicable for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016, we issued an aggregate of 15,569 shares of our common stock upon the exercise of outstanding warrants. The issuance of such shares was not registered under the Securities Act of 1933. We relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Except as set forth above, all unregistered issuances of securities during the period covered by this quarterly report have been previously disclosed on the Company’s current reports on Form 8-K.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

XBRL Instance.

101.SCH

XBRL Taxonomy Extension Schema.

101.CAL

XBRL Taxonomy Extension Calculation.

101.DEF

XBRL Taxonomy Extension Definition.

101.LAB

XBRL Taxonomy Extension Labels.

101.PRE

XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of August 2016.

BIOTRICITY, INC.

By: /s/ Waqaas Al Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive and financial officer)