Form 10-Q
period 2016-09-30
BIOTRICITY INC.
filed 2016-11-18
CIK 1630113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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

Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,131,589 shares of Common Stock, $0.001 par value at November 18, 2016.

BIOTRICITY, INC.

Part I – Financial Information

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2016 (Unaudited) and

December 31, 2015 (audited)                                                                                                           4

Condensed Consolidated Statements of Operations for three and nine months ended September 30, 2016 and 2015 (Unaudited)                                                                                                        5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited)                                                                                                               6

Notes to Condensed Consolidated Financial Statements                                                                  7

BIOTRICITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2016 (Unaudited) and December 31, 2015 (Audited)
(Expressed in US dollars)

	September 30, 2016	December 31, 2015
	$	$

CURRENT ASSETS
Cash	23,783	410,601
Harmonized sales tax recoverable	14,866	36,291
Deposits and other receivables	45,407	72,202
	84,056	519,094
TOTAL ASSETS	84,056	519,094

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Convertible promissory notes [Note 6]	723,710
Derivative liabilities [Note 7]	1,113,290
Accounts payable and accrued liabilities [Note 5]	760,373	413,273
Total current liabilities	2,597,373	413,273

Convertible promissory notes [Note 6]	-	783,778
Derivative liabilities [Note 7]	-	561,220

TOTAL LIABILITIES	2,597,373	1,758,271

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 10,000,000 authorized as September 30, 2016
(December 31, 2015: 1,000,000), 1 shares issued and outstanding as of
September 30, 2016 and December 31, 2015, respectively (Note 8)	1	1

Common Stock, $0.001 par value, 125,000,000 authorized as at September
30, 2016 (December 31, 2015: 100,000,000) 17,045,964 outstanding shares at September
30, 2016 and 15,876,947 at December 31, 2015 and 9,123,031 outstanding
exchangeable shares as at September 30, 2016 and December 31, 2015 (Note 8)	26,169	25,000

Common stock issued ( Note 8)
Additional paid in capital	11,634,660	7,982,598
Accumulated other comprehensive loss	(289,212)	(18,002)
Accumulated deficit	(13,884,935)	(9,228,774)
Total stockholders' deficiency	(2,513,317)	(1,239,177)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	84,056	519,094

Commitments ( Note 10)
Subsequent events ( Note 11)
Going Concern (Note 3)

See accompanying notes to condensed consolidated  financial statements

BIOTRICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)
(Expressed in US dollars)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$	$	$	$

REVENUE	-	-	-	-

EXPENSES
General and administrative expenses (Notes 8 and 9)	1,155,016	900,358	2,024,540	2,801,868
Research and development expenses	248,048	326,206	755,907	891,719
TOTAL OPERATING EXPENSES	1,403,064	1,226,564	2,780,447	3,693,587

Accretion expense (Note 6)	473,552	3,014	667,655	3,014
Change in fair value of derivative liabilities (Note 7)	465,832	(2,679)	1,208,059	(2,679)

NET LOSS BEFORE INCOME TAXES	(2,342,448)	(1,226,899)	(4,656,161)	(3,693,922)

Income taxes	-		-

NET LOSS	(2,342,448)	(1,226,899)	(4,656,161)	(3,693,922)

Translation adjustment	(80,101)	(31,388)	(271,210)	28,257

NET LOSS AND COMPREHENSIVE LOSS	(2,422,549)	(1,258,287)	(4,927,371)	(3,665,665)

LOSS PER SHARE, BASIC AND DILUTED	(0.09)	(0.08)	(0.20)	(0.23)

WEIGHTED AVERAGE NUMBER OF
OF COMMON SHARES OUTSTANDING	25,542,107	16,268,679	25,180,688	15,989,099

See accompanying notes to condensed consolidated  financial statements

BIOTRICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)
(Expressed in US dollars)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015

	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,656,161)	(3,693,922)

Stock based compensation	196,142	1,849,916
Shares and warrants issued for services	443,677	366,528
Accretion expense	667,655	3,014
Change in fair value of derivative liabilities	1,208,059	(2,679)
Changes in operating assets and liabilities:
Harmonized sales tax recoverable	23,381	37,289
Accounts payable and accrued liabilities	327,519	15,506
Deposits and other receivables	30,453

Net cash used in operating activities	(1,759,275)	(1,424,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	105,500	707,196
Proceeds from issuance of convertible promissory notes	1,524,200	565,350

Net cash provided by financing activities	1,629,700	1,272,546

Net decrease in cash during the period	(129,575)	(151,802)
Effect of foreign currency translation	(257,243)	11,340
Cash, beginning of period	410,601	448,599

Cash, end of period	23,783	308,137

See accompanying notes to condensed consolidated  financial statements

BIOTRICITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2016 (Unaudited)

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

2. BASIS OF PRESENTATION AND MEASUREMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the four months ended December 31, 2015 and year ended August 31, 2015 and notes thereto included in the Form 10-KT filed with the SEC on April 13, 2016 and iMedical’s audited financial statements for the years ended December 31, 2015 and 2014 and notes thereto included in the Form 8-K/A filed with the SEC on April 13, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The Company’s fiscal year-end is December 31.

3. GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at September 30, 2016 has a working capital deficiency of $2,513,317 (December 31, 2015: $105,821 working capital surplus) and an accumulated deficit of $13,884,935 (December 31, 2015: $9,228,774). Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

On October 31, 2015, the Company engaged an agent to act as exclusive financial advisor to the Company with respect to assisting the Company in its capital raising efforts as well as assisting the Company in the review of potential financing alternatives available to it and to provide recommendations with respect to the options available to it for meeting its capital needs. Under the engagement agreement, the agent will represent the Company as the sole or lead placement agent, underwriter, book-runner or similar representation in its efforts to obtain financing of up to $12 million in the form of a private placement, public offering, whether in one or a series of transactions, in a private or public offering of equity, convertible debt or equity, equity linked securities or any other securities (as explained in Notes 6 and 11).

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2016.

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

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30,	As at December 31,
	2016	2015
	$	$
Trade accounts payable	629,047	274,055
Accrued liabilities	131,326	139,218
	760,373	413,273

Accounts payable include $116,075 (2015: $14,113) due to an entity owned by a shareholder of the Company in connection with consulting charges, which is unsecured, non-interest bearing and due on demand.

6. CONVERTIBLE PROMISSORY NOTES

Pursuant to a term sheet offering of $2,000,000, the Company during the year ended December 31, 2015 issued convertible promissory notes to various accredited investors amounting to $1,368,978 in face value. These notes have a maturity date of 24 months and carry annual interest rate of 11%. The note holders have the right until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The note has a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price will reset to 75% of the future financing pricing. These notes do not contain prepayment penalties upon redemption.  These notes are secured by all of the present and after acquired property of the Company.  However, the Company can force conversion of these notes, if during the term of the agreement, the Company completes a public listing and the Common Share price exceeds the conversion price for at least 20 consecutive trading days. At the closing of the Notes, the Company issued cash (7%) and warrants (7% of the number of Common Shares into which the Notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company.  The warrants have a term of 24 months and a similar reset provision based on future financings.

Pursuant to the conversion provisions, in August 2016, the Company converted the promissory notes, in the aggregate face value of $1,368,978, into 912,652 shares of common shares as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see note 7) and the balance to the carrying value of the notes.

Accreted value of convertible promissory notes as of December 31, 2015	$ 783,778
Accretion expense	585,200
Conversion of the notes transferred to equity	(1,368,978)
Face value of convertible promissory notes as of September 30, 2016	$ -

During the nine months ended September 2016, Biotricity commenced a bridge offering of up to an aggregate of $2,500,000 of convertible promissory notes and issued to various investors note in the aggregate face value of amounting to $1,655,000. These notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal is paid in cash and all outstanding accrued interest is converted into common stock based on the average of the lowest 3 trading days volume weighted average price (“VWAP”) over the last 10 trading days plus an embedded warrant at maturity. All of the outstanding principal and accrued interest shall convert (“Forced Conversion”) into units/securities upon the consummation of a qualified financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the qualified financing.

Upon the maturity date of the notes, the Company will also issue warrants exercisable into a number of shares of the Company securities equal to (i) in the case of a Qualified Financing, the number of shares issued upon conversion of the Note and (ii) in all other cases, the number of shares of the Company's common stock equal to the quotient obtained by dividing the outstanding balance by 2.00.

In connection with the bridge offering, the Company incurred a brokerage commission expense of $130,800.

During the nine months ended September 30, 2016:

Face value of convertible promissory notes issued	$ 1,655,000
Discount recognized at issuance due to embedded derivatives	$ (882,945)
Financing costs	$ (130,800)
Accretion expense	$ 82,455
Accreted value of convertible promissory notes as of September 30, 2016	$ 723,710

The embedded conversion features and reset feature in the notes and broker warrants have been accounted for as a derivative liability based on FASB guidance (refer Note 7).

7. DERIVATIVE LIABILITIES

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

The derivative liabilities arising from convertible promissory notes/warrants and related issuance of broker warrants are as follows:

	Convertible	Broker
	notes	warrants	Total
Derivative liabilities as at December 31, 2015	$ 480,952	$ 80,268	$ 561,220
Derivative fair value at issuance	882,945	-	882,945
Transferred to equity upon conversion of notes (Notes 6 and 8)	(1,538,934)	-	(1,538,934)
Change in fair value of derivatives	1,209,097	(1,038)	1,208,059
Derivative liabilities as at September 30, 2016	$ 1,034,060	$ 79,230	$ 1,113,290

The lattice methodology was used to value the derivative components, using the following assumptions at issuance and during the nine months ended September 30, 2016:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.29% - 0.49%
Volatility	102%-105%
Remaining terms (years)	0.46 - 1.0
Stock price ($ per share)	$1.49 and $3.00

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility.  The Company used market trade stock prices at issuance and period end date.

8. STOCKHOLDERS’ DEFICIENCY

Authorized stock

As at September 30, 2016, the Company is authorized to issue 125,000,000 (December 31, 2015 – 100,000,000) shares of common stock ($0.001 par value) and 10,000,000 (December 31, 2015 – 1,000,000) shares of preferred stock ($0.001 par value).

In contemplation of the acquisition of iMedical on February 2, 2016, the Company’s Board of Directors and shareholders approved the increase in authorized capital stock from 100,000,000 shares of common stock to 125,000,000 shares of common stock, with a par value of $0.001 per share, and from 1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

Issued and outstanding stock

a)

Acquisition transaction

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

At September 30, 2016 and December 31, 2015 there were 17,045,964 and 15,876,947, respectively, shares of common stock issued and outstanding. Additionally, as of September 30, 2016, there were 9,123,031 outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

Out of outstanding common stock of 17,045,964 as at September 30, 2016, 750,000 are held in escrow and subject to forfeiture (also refer to Note 11) in the event the Company does not raise at least $6 million by May 2, 2017 with provisions for pro rata adjustments for the financing raised so far.

b)

Share issuances

During the quarter ended September 30, 2016, as explained in Note 6, the Company issued 912,652 common stock in connection with the conversion of notes.

During the quarter ended September 30, 2016, the Company issued an aggregate of 125,000 shares of common stock to five consultants. $375,000 representing the fair value of the shares issued were charged to operations.

The Company issued an aggregate of 131,365 shares of its common stock upon exercise of warrants and received $105,500 of exercise cash proceeds.

c)

Warrant issuances

During the quarter ended September 30, 2016, the Company issued 65,000 warrants in connection with consulting services. These warrants were fair valued amounting to approximately $68,677 and were charged to the statement of operations.

d)

Stock-based compensation

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options.  This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.  As of September 30, 2016 and December 31, 2015, there were 200,500 outstanding options at an exercise price of $.0001. These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.197:1. No other grants will be made under this plan.

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

During the quarter ended September 30, 2016, the Company granted an officer options to purchase an aggregate of 2,499,998 shares of common stock at an exercise price of $2.20. The options have a three year vesting and the fair value of the options are expensed over a three year period. During the nine months ended September 30, 2016, $196,142 was charged to operations as stock based compensation costs for the options.

The following assumptions were used to value the options:

Exercise price ($)	0.00
Risk free interest rate	0.69%
Expected term (Years)	3.0
Expected volatility	103%
Expected dividend yield	0%
Expected forfeiture (attrition) rate	0.00%

At September 30, 2016 the Company had the following warrant securities outstanding:

	Broker warrants	Consultant warrants	Warrants with convertible notes (Note 6)	Total
December 31, 2015	271,742	380,000	-	651,742
RTO adjustment*	53,503	74,860	-	128,363
After RTO	325,245	454,860	-	780,105
Less: Exercised		(131,365)	-	(131,365)
Less: Expired		(245,695)	-	(245,695)
Add: Issued		65,000	827,500	892,500
As at September 30, 2016	325,245	142,800	827,500	1,295,545
Exercise price	$ 1.00	$ 0.81-$2.00	$ 2.00
Expiration date	September 2017 to May 2018	October 2016 - August 2019	March 2021 to September 2021

*As explained above, on February 2, 2016 all outstanding warrants have been increased by a factor of 1.197.

During the nine months ended September 30, 2016, 245,695 warrants expired unexercised and 77,800 of the warrants issued prior to the RTO had expired unexercised subsequent to this quarter end.

9. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business.

Other than those disclosed elsewhere in the financial statements, the related party transactions are as follows:

The Company paid consulting charges in cash to its stockholders amounting to $60,000 and $151,302 for the three and nine months ended September 30, 2016 (2015:  $35,716 and $166,677), respectively.

10. COMMITMENTS

a)

On July 4, 2014, the Company entered into an operating lease contract for its office premises in Mississauga, Ontario for a one year term. The monthly lease payment was $3,910 which was increased to $7,931. The lease agreement also include provisions of Cloud Hosting services at $2,737 per month and telephone and internet services at $1,173 per month.

b)

On January 8, 2016, the Company entered into a 40-month lease agreement for its office premises in California, USA. The monthly rent from the date of commencement to the 12th month is $16,530, from the 13th to the 24th month is $17,026, from the 25th to the 36th month is $17,536, and the final 3 months is $18,062.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 18, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During October and November 2016, the Company issued an aggregate of 85,625 common shares to consultants in connection with the services provided by them.  The value of the services will be determined based on the market price on the date of issuance.

Subsequent to quarter-end through October 31, 2016, the Company entered into subscription agreements by and among the Company and the lending parties for the issuance of an aggregate principal amount of $575,000 unsecured convertible promissory notes pursuant to an offering to accredited investors for up to $2,500,000 (also refer Note 6).

On October 31, 2016, the Company amended the escrow agreement relating to the 750,000 shares described in Note 8 above to reduce the number of shares held in escrow and subject to forfeiture from 750,000 to 458,750 shares of common stock, and to extend the forfeiture date from November 2, 2016 to May 2, 2017. The 458,750 shares are subject to a pro rata release to the holders thereof on May 2, 2017 to the extent the Company raises less than the $6,000,000, based on the aggregate amount raised through the bridge debt offering or otherwise.

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

Results of Operations: For the Three and Nine Months Ended September 30, 2016 and September 30, 2015

From our inception in July 2009 through to September 30, 2016, Biotricity has generated a deficit of $13,884,935. We expect to incur additional operating losses through the fiscal year ending December 31, 2016 and beyond, principally as a result of our continuing anticipated research and development costs and due to anticipated initial limited sales of the Bioflux, our planned first product. When we approach final stages of the anticipated commercialization of the Bioflux, we will have to devote and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs.

Operating Expenses

General and administrative expenses:

Our general and administrative expenses increased for the three months ended September 30, 2016 by $254,658 to $1,155,016 compared to $900,358 during the three months ended September 30, 2015. The increase was, in part, due to increased level of activities and due to $196,142 expense related to stock options granted in 2016. Our general and administrative expenses for nine months ended September 30, 2016 decreased by $777,328 to $2,024,540 compared to $2,801,868 during the nine months ended September 30, 2015. The decrease was due to reduced expenses related to employee stock options. We had incurred $1,849,916 of employee stock options expenses in 2015.

Research and development expenses:

During the three and nine months ended September 30, 2016, we incurred research and development expenses of $248,048 and 755,907, respectively, compared to $326,206 and $891,719, incurred in there and nine months ended September 30, 2015, respectively

Accretion expense:

During the three months ended September 30, 2016, we incurred accretion expense of $473,552 compared to $3,014 incurred in the comparable prior year period. During the nine months ended September 30, 2016, we incurred accretion expense of $667,655 compared to $3,014 incurred in the comparable period in 2015. Increased levels of borrowings in 2016 relating to our up-to $2.5 million private placement of bridge notes resulted in higher debt discount and related accretion expense.

Change in fair value of derivative liabilities:

We recorded a loss of $465,832 due to changes in fair value of our derivative liabilities during the three months ended September 30, 2016 compared to gain of $2,679 during the three months ended September 30, 2015. For the nine months ended September 30, 2016, we recorded a loss of $1,208,059 compared to a gain of $2,679 in comparable period in 2015.

Net Loss:

As a result of the foregoing, the net loss for the three months ended September 30, 2016 was $2,342,448 compared to a net loss of $1,226,899 during the three months ended September 30, 2015. For the nine months ended September 30, 2016, the net loss was $4,656,161 compared to a net loss of $3,693,922 in 2015.

Translation Adjustment

Translation adjustment for the three and nine month period ended September 30, 2016 were a loss of $80,101 and a loss of $271,210, respectively, as compared to a loss of $31,388 and a gain of $28,257, respectively, for the three and nine months ended September 30, 2015. This translation adjustment represents loss resulted from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our operations. Our working capital deficiency was $2,513,317 as of September 30, 2016, compared to a working capital surplus of $105,821 at December 31, 2015. The increase in working capital deficiency was due to our operational losses during the nine months ended September 30, 2016 and due to short term borrowings to fund our operations. During the nine months ended September 30, 2016, our operating activities used cash of approximately $1,759,000 compared to approximately $1,424,000 used during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, our operations, after adjusting for non-cash items, used approximately $2,140,000 of cash. Changes in working capital items provided approximately $381,000 of cash during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, our Company’s operations, after adjustment for non-cash items, used approximately $1,477,000 of cash and working capital items provided approximately $53,000 of cash.

During the nine months ended September 2016, we commenced a bridge offering of convertible promissory notes and issued to various investors note in the aggregate face value of amounting to $1,655,000, resulting in net proceed of $1,524,200. These notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal is paid in cash and all outstanding accrued interest is converted into common stock based on the average of the lowest 3 trading days volume weighted average price (“VWAP”) over the last 10 trading days plus an embedded warrant at maturity.

In August 2016, we converted notes in the aggregate face value of $1,368,978, issued in 2015, into 912,652 shares of common shares. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities and the balance to the carrying value of the notes.

We issued an aggregate of 131,365 shares of our common stock upon exercise of warrants and received $105,500 of exercise cash proceeds.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. We incurred a comprehensive loss of $4,656,161 during the nine months ended September 30, 2016, have accumulated losses totaling $13,884,935 and have a working capital deficit of $2,513,317 at September 30, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As we proceed with the commercialization of the Bioflux product development we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require approximately $6 million to complete the development of Bioflux including marketing, sales, regulatory and clinical costs to first introduce this product into the market place.  We expect to require an additional approximately $4 million to also complete the development of our Bioflux product and increase penetration in new and existing markets and expand our intellectual property platform, which we anticipate would lead to profitability. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders. We are currently in discussion to raise additional equity financing of which we can give no assurance of success.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2016.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors

Not applicable for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016:

▪

The Company issued 912,652 shares of common shares upon conversion of convertible notes in the     aggregate face value of $1,368,978.

▪

The Company issued an aggregate of 125,000 shares of common stock to five consultants.

▪

The Company issued an aggregate of 131,365 shares of its common stock upon exercise of warrants.

The shares of common stock to be issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

XBRL Instance.

101.SCH

XBRL Taxonomy Extension Schema.

101.CAL

XBRL Taxonomy Extension Calculation.

101.DEF

XBRL Taxonomy Extension Definition.

101.LAB

XBRL Taxonomy Extension Labels.

101.PRE

XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November, 2016.

BIOTRICITY, INC.

By: /s/ Waqaas Al Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive and financial officer)