Form 10-K
period 2016-12-31
BIOTRICITY INC.
filed 2017-03-30
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

Commission File Number:  333-201719

BIOTRICITY INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-2548273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

275 Shoreline Drive, Suite 150
Redwood City, CA 94065

 (Address of principal executive offices, including zip code)

(416) 214-3678

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes [ ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  [ ]    No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $24,555,100.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 27, 2017, was 17,264,153.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Summary

Biotricity Inc. (“Company”, “Biotricity”, “we”, “us”, “our”) is a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the diagnostic mobile cardiac telemetry market, otherwise known as MCT.

To date, we are developing our Bioflux MCT technology which is comprised of a monitoring device and software component, and are in the process of building strategic relationships to accelerate our go-to-market strategy and growth.

Recent Developments

From February 27, 2017 to March 3, 2017, we provided demonstrations of our Bioflux product at Mobile World Congress 2017 held in Barcelona, Spain.

In February 2017, we successfully completed the final closing for our unsecured convertible promissory notes offering through the sale of an additional $225,000 in notes for gross aggregate proceeds of $2,455,000 from the entire offering. After the payment of placement agent fees but before the payment of other offering expenses such as legal and accounting fees, we received net proceeds of approximately $2,281,700.

On March 7, 2017, we completed the first closing of our private common share offering to accredited investors for aggregate gross proceeds of $1,000,232, representing a total of 571,561 units at a purchase price of $1.75 per unit. Each unit sold included common stock, with a par value of $0.001 per share, and a three-year warrant to purchase one-half of common stock at an initial exercise price of $3.00 per whole share. After the payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting fees, we received net proceeds of approximately $916,841. The units will be offered until June 30, 2017 (extended most recently from March 31, 2017), subject to further extension by the Company.

History

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

Our principal executive office is located at 275 Shoreline Drive, Redwood City, California, and our telephone number is (416) 214-3678. We also have offices at 75 International Blvd., Suite 300, Toronto, ON Canada M9W 6L9. Our website address is www.biotricity.com.

The Acquisition Transaction

On February 2, 2016, we completed our acquisition of iMedical through our indirect subsidiary 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), as described more fully below (collectively referred to as the “Acquisition Transaction”).

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

•

the former management of iMedical were appointed as our management; and

•

the former shareholders of iMedical entered into a transaction whereby their existing common shares of iMedical were exchanged for either: (a) shares in the capital of Exchangeco that are exchangeable for shares of our common stock at the same ratio as if the shareholders exchanged their common shares in iMedical at the consummation of the Acquisition Transaction for our common stock (the “Exchangeable Shares”); or (b) shares of our common stock, which (assuming exchange of all such Exchangeable Shares) would equal in the aggregate a number of shares of our common stock that constitute 90% of our issued and outstanding shares as of the date of the closing date of the Acquisition Transaction.

Immediately prior to the closing of the Acquisition Transaction, we transferred all of the then-existing business, properties, assets, operations, liabilities and goodwill of the Company, to W270 SA, a Costa Rican corporation, pursuant to an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”). We did not receive any consideration for such transfer other than to permit the facilitation of the Acquisition Transaction. Accordingly, as of immediately prior to the closing of the Acquisition Transaction, we had no assets or liabilities.

On February 2, 2016, we entered into an Exchange Agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and our wholly owned subsidiary, Exchangeco, iMedical and the former shareholders of iMedical (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account the Exchangeable Share Transaction (as defined below). After giving effect to this transaction, we commenced operations through iMedical through our 100% ownership of Exchangeco (other than the Exchangeable Shares) and Callco.

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

Pursuant to the terms of the Support Agreement, we agreed to certain covenants while the Exchangeable Shares were outstanding, including: (i) not to declare or pay any dividends on our common stock unless Exchangeco simultaneously declares or pays an equivalent dividend for the holders of the Exchangeable Shares; (ii) advising Exchangeco in advance of any dividend declaration by the Company; (iii) ensure that the record date for any dividend or other distribution declared on the shares of the Company is not less than seven days after the declaration date of such dividend or other distribution; (iv) taking all actions reasonably necessary to enable Exchangeco to pay and otherwise perform its obligations with respect to the issued and outstanding Exchangeable Shares; (v) to ensure that shares of the Company or other property are delivered to holders of Exchangeable Shares upon the liquidation or insolvency of the Company, the holders' election to cause the Company to issue shares of its common stock in exchange for the Exchangeable Shares, or as otherwise set out in the agreement and in the rights and restrictions of the Exchangeable Shares; and (vi) reserving for issuance and keeping available from our authorized common stock such number of shares as may be equal to: (A) the number of Exchangeable Shares issued and outstanding from time to time; and (B) the number of Exchangeable Shares issuable upon the exercise of all rights to acquire Exchangeable Shares from time to time.

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

Furthermore, up to 458,750 shares of our common stock that were outstanding prior to the Acquisition Transaction were held in escrow (down from an original 750,000) and are subject to forfeiture in the event we are not able to raise $6 million by May 2, 2017, which was extended from the previous deadline of November 2, 2016. During the year ended December 31, 2016, aggregate gross proceeds of $2,230,000 were raised through the sale of unsecured convertible debentures, thus a total of 170,502 shares were released from escrow, resulting in 288,248 shares of our common stock remaining in escrow at year end. Subsequent to year end, an additional $1,225,032 was raised in aggregate proceeds through the sale of additional unsecured debentures and the first closing of our common share financing.  As a result, an additional 93,664 of our common stock was released from escrow, resulting in 194,584 shares of our common stock remaining in escrow subsequent to year end. The remaining 194,584 escrowed shares are subject to a pro rata reduction on May 2, 2017 to the extent we raised less than the $6 million target, based on the aggregate amount raised through the convertible debt offering or otherwise.

Any shares of our common stock and any Exchangeable Shares, in either case that were issued in the Exchangeable Share Transaction, are subject to the following lock-up schedule (unless such schedule is accelerated at the discretion of our Board of Directors, with the written consent of Highline Research Advisors, LLC, an adviser as further described below):

•

10% shall be released upon effectiveness of the Company’s registration statement in Form S-1, which was filed on April 26, 2016 with the U.S. Securities and Exchange Commission but not yet effective, allowing for the resale of such shares as provided therein (the “S-1 Filing”);

•

25% shall be released on the 6 month anniversary of effectiveness of the S-1 Filing;

•

50% shall be released on the 9 month anniversary of effectiveness of the S-1 Filing; and

•

the remaining 15% shall be released on the 12 month anniversary of effectiveness of the S-1 Filing.

iMedical entered into a placement agent agreement dated October 31, 2015 with Highline Research Advisors LLC,, pursuant to which, among other things, they agreed to assist iMedical with going public by merger with a public company. The above consent was required to prevent us from unilaterally waiving the lock-up requirements, which was a condition to the Acquisition Transaction in the event Highline was subsequently retained to raise funds on our behalf after the closing of the Acquisition Transaction.

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

We have established a research partnership with the University of Calgary to determine the predictive value of electrocardiogram (ECG) readings in preventative healthcare applications. The study is designed to identify novel patterns in ECG readings that may be translated into probability models for use in the development of proprietary algorithms for diagnostic applications, and to determine if ECG readings have predictive value for use in preventative healthcare applications, such as self-managed care. The research is partly funded by the National Research Council of Canada. As part of the collaboration, we have the right to license any intellectual property discovered, created or reduced to practice in the performance of the collaboration that was created solely by the University’s personnel. Otherwise, we own all intellectual property resulting from the collaboration. The term of the collaboration is until December 31, 2020.

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

The global ECG market is expected to be worth $28 billion in 2021 and is growing at a CAGR of 4.8%. The factors driving this market include an aging population, an increase in chronic diseases related to lifestyle choices, improved technology in diagnostic ECG devices, and high growth rates of ECG device sales.

As of 2015, the United States accounted for approximately 36% of the global ECG market. Assuming this rate remains unchanged, the US portion of the ECG market is expected to be worth approximately $10 billion in 2021 and is comprised of three major segments: resting (non-stress) ECG systems, stress ECG systems, and event monitoring systems.

In the US, MCT tests are primarily conducted through outsourced Independent Diagnostic Testing Facilities (IDTFs) that are reimbursed at an estimated average rate of approximately $850 per diagnostic test, based on pricing information provided by the Centers for Medicare & Medicaid Services, a part of the U.S. Department of Health and Human Services, and weighted towards the largest markets of New York, California, Texas and Florida. Reimbursement rates can be lower in smaller markets, although the national average is approximately $801. Further, we believe private insurers provide for substantially similar or better reimbursement rates.

We intend to enter our MCT diagnostic device and software solution and compete in the market and employ an insourcing business model. This proposed business model is applicable to a significantly larger portion of the total available market, which include hospitals, physicians’ offices and other IDTFs. We believe our insourcing model has the benefit of a reduced operating overhead by offering our solution on a pay-per-use basis, enabling a more efficient market penetration and distribution strategy.

Our vision is to revolutionize the MCT market by providing a convenient, cost-effective, integrated MCT solution, inclusive of both software and hardware for the providers and the patients. The solution is designed as a platform to encompass all segments of the event monitoring market, and future market growth.

Market Opportunity

ECGs are a key diagnostic test utilized in the diagnosis of cardiovascular disease, the number one cause of death worldwide. The global ECG market is projected to be worth $28 billion in 2021, and, assuming the U.S. continues to hold approximately 36% of the global market based on 2015 numbers, approximately $10 billion would be attributed to the US ECG market. In the US in 2012, there were 26.6 million people living with cardiovascular disease with an additional 2.5 million people being diagnosed every year. The increasing market size is attributed to an aging population and an influx in chronic diseases related to lifestyle choices.

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

In order to properly administer the MCT test, a healthcare provider must have access to three essential components:

1.

The MCT device;

2.

An ECG reporting software that is capable of reading the data recorded from the device; and

3.

A monitoring center that collects the ECG data and responds to the patient in case of an alarm detection.

In addition, we believe that there is a shortage in the number of MCT solutions available, as the current MCT diagnostic providers essentially control all of the current MCT devices and software. Since MCT requires an FDA-cleared device (meaning for our purposes that it can be used to review medical ECG data from ECG devices), FDA-cleared ECG reporting software, and remote monitoring capabilities, very few companies have attempted to create an all-encompassing solution due to regulatory and development timelines. We believe that there are currently only 5 MCT solutions within the market, of which there are both solution providers and device manufacturers. There also exists overlap amongst the providers and device manufacturers, leading to further confusion and marketplace complexities.

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

The limited number of competitors makes this an attractive market for new entrants. However, entry into the market requires a hardware device coupled with ECG software and access to a monitoring center. Two of the five MCT players have done so by building their own monitoring infrastructure, developing their own ECG software and utilizing TZ Medical’s MCT device. However, this is capital intensive and we believe cost prohibitive for most hospitals and clinics. These barriers are in our opinion the key reasons as to why Holter and Event Loop have maintained a significant portion of the $4.66 billion US event monitoring market.

The Bioflux MCT solution and business model attempts to address these complications with its complete, turn-key solution, which consists of all three essential components: an easy-to-wear GSM-enabled cardiac monitoring device, ECG reporting software, and introduction and access to a third-party 24/7 ECG monitoring center. As of the date of hereof, we are in discussions with existing third-party monitoring centers to provide such monitoring services if requested by customers, but no definitive agreement or relationship has as of yet been entered into. Bioflux employs an insourced business model, as the entire Bioflux solution is expected to be free to doctors and revenue is expected to be derived from insurance reimbursable ECG reads. We expect that service providers such as physicians, clinics and/or hospitals can request as many devices as they require, at no cost, provided they are utilized. This creates a revenue model based on usage, with reimbursement to the service provider with amounts then paid to us as a technology vendor and to the monitoring center for their services.

Our Bioflux MCT solution is comprised of a uniquely designed monitoring device and an ECG reporting software component. We believe the Bioflux solution will:

•

provide recurring reimbursements to doctors, hospitals and IDTFs;

•

provide a revenue model that fits within the established insurance billing practices;

•

provide built-in cellular connectivity, enabling immediate alert to user in the event of an emergency;

•

provide motion tracking to detect exercise, activity, and disorientation; and

•

incorporate technology that is future-ready, in that its form and function enables opportunities adjacent to the MCT market.

Following Bioflux, we intend to introduce medical-grade monitoring into the consumer market via our proposed Biolife solution, which we are designing to improve healthcare with technology that aids chronic disease prevention. Biolife is expected to be designed to empower individuals by creating a compliance optimized user experience that combines ECG data and social media interactivity with a lifestyle log. Design and development is already underway, and we are expecting to launch Biolife sometime in 2017, subject to additional funding.

Market Strategy

The Bioflux MCT device is expected to be deployed into hospitals, clinics, physicians’ offices and IDTFs, on a pay-per-use basis. The MCT diagnostic read currently is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for an MCT diagnostic read are currently available under the American Medical Association Current Procedural Terminal, with an approximate average reimbursement rate of $850 per read (a read is between 1 and 30 days long).

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

Bioflux’s pricing reimbursement strategy is expected to create a barrier to entry for other competitors seeking to emulate our strategy, which would be enabled by planned low-cost manufacturing and the planned useful life of each devise.

The pay-per-use strategy expected to be employed by us provides a financial incentive for the healthcare provider to switch devices or technologies (i.e. from Holter and Event Loop) and other cardiac diagnostic solutions. This strategy simultaneously incentivizes major medical distributors to place multiple devices in our target markets: physicians’ offices, clinics, hospitals, and IDTFs.

On October 18, 2016 we announced that we have received a 510(k) clearance from the U.S. Food and Drug Administration for the software component of our Bioflux solution. We do not expect to require further clearance from the FDA for the final software product delivered to us by CardioComm in December 2016 or for any further design changes, as all key components of the software critical for regulatory review have been submitted to the FDA. Prior to roll-out, we will have to finalize additional laboratory testing of our Bioflux product, which has now been completed, and submit an application for the product to the FDA for review which is expected to take from three to 12 months from the date the application is submitted, but could take longer. An FDA clearance is required before we can sell the Bioflux product.

Assuming we have successful results from our laboratory testing and obtain 510(k) clearance from the FDA by mid-2017, we expect to roll-out our first devices to cardiologists, physicians, research scientists and other opinion leaders. In 2018, we expect to begin widespread distribution with the addition of a major channel distributor.

In November we announced a partnership with Global to Local (G2L), an organization dedicated to providing programs that improve individual and community health outcomes, expand access to healthcare services, and empower economic development in the most diverse and underserved communities. The collaboration between Biotricity and G2L will initially focus on building innovative solutions for outcome measurements for individuals suffering from chronic disease. Our partnership with G2L is expected to help develop the next generation of chronic care solutions that address the gaps identified in existing solutions, like underserved populations which face barriers to basic health and economic resources, including a lack of access to preventative care.

Through informal discussions with a limited number of cardiologists and electrophysiologists, we believe that our insourcing business model will be successful and will lead to end-users and payers switching to our MCT device from existing modalities, and accepting ongoing fees related to providing the technology platform, data charges and support; however, none of such cardiologists or electrophysiologists have committed to do so, and we have no definitive agreements in place with any end-users and payors. Accordingly, we can give no assurance that any of them will in fact follow through as they indicated or that our business model will prove successful once launched.

Product and Technology

Bioflux is an advanced, integrated ECG device and software solution for the MCT market. The Bioflux device is comprised of a wet electrode and worn either on a lanyard around the neck or on a belt clip around the waist. The Bioflux ECG reporting software will allow doctors and labs to view a patient’s ECG data for monitoring and diagnostic purposes. Both the device and software are in accordance with MCT billing code standards, compliant with arrhythmia devices and alarms as defined by the FDA, and require 510(k) clearance, which has been obtained with respect to the software. However, in order to market the product, we will need to receive an additional 510(k) clearance for the device, which is expected to take from three to 12 months from the date the application is submitted, but could take longer.

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

Our ECG software component is a customized solution based on what we believe is the only FDA cleared ECG viewer software for use in MCT, from CardioComm Solutions Inc. CardioComm’s ECG viewer software, which our software is based on, is already installed and utilized by approximately 300 hospitals and call centers, and we believe we can leverage this familiarity to gain access to decision makers at such hospitals and call centers and introduce the Bioflux device quickly and efficiently into the marketplace. We are integrating the ECG reporting software with the Bioflux device for a seamless user experience.

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

Preventative Care

The preventative care market segments include: core diagnostic market and therapeutics, personalized medical care and nutrition and wellness.

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

Event Monitoring

The Holter and Event Loop monitors are significantly simplified versions of an MCT device without a cellular connectivity solution. Holter and Event Loop monitors require data to be downloaded manually, for test periods of 24 hours to 30 days. With just a few adjustments to the software, Bioflux’s MCT device is expected to be able to be used as a Holter or an Event loop monitor, which would open up the entire Holter and Event Loop monitor markets which are estimated to be $3.7 billion in 2020. Combined with Bioflux’s global cellular chipset, the Bioflux MCT device can become a 3 in 1 device that is applicable to the global event monitoring market. Bioflux intends to offer this complete solution to its three target markets: physicians, clinics/hospitals and IDTFs, which includes the Bioflux MCT device, Bioflux ECG reporting software, and access to a third-party ECG monitoring center. There will be no-cost to any of our customers for the device itself, and the entire revenue is derived from the pay-per-use service.

Competition

The medical technology equipment industry is characterized by strong competition and rapid technological change. There are a number of companies developing technologies that are competitive to our existing and proposed products, many of them, when compared to our Company, having significantly longer operational history and greater financial and other resources.

Within the US event monitoring systems market, the MCT product segment is comprised of 5 main competitors that we are aware of. These competitors have increased market presence and distribution primarily through existing IDTFs. The existing competitors have maintained a competitive advantage within the market by controlling the distribution of all available MCT devices and software solutions. The five primary competitors in the MCT market are:

•

CardioNet. We believe that CardioNet, LLC, a subsidiary of BioTelemetry, Inc. (NASDAQ:BEAT), has the largest network of IDTFs within the MCT market. CardioNet is considered a complete solution provider as it produces and distributes its own MCT device, software solution, and MCT monitoring centers. The company acquired its MCT device through the acquisition of a MCT manufacturer, Braemar. Upon acquisition of Braemar, CardioNet offered limited support to other clients utilizing Braemar’s technology. This resulted in CardioNet increasing the use of its device and software solution, enabling wide market penetration. We believe that CardioNet’s business model is focused on providing the MCT diagnostic service, as opposed to selling MCT solutions to other IDTFs or service providers, which enables a perpetual per-read fee as opposed to one time device or software sales. Equity research analysts categorize CardioNet as a clinical health provider, because of its business model, rather than as a medical device company. As such, we believe that CardioNet’s market cap is limited by the low multiples associated with that type of business, and, as a clinical health provider, CardioNet has significant overhead and fixed costs associated with monitoring centers and health professionals.

•

LifeWatch AG.  LifeWatchAG (SIX Swiss Exchange:LIFE) is a public company with primary operations in Switzerland, the United States and Israel. LifeWatch operates a large network of IDTFs. LifeWatch is smaller relative to CardioNet, yet we believe it follows the same business model. To this end, LifeWatch has developed its own MCT device and software solution, as well as established MCT monitoring centers.

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

•

TZ Medical.  TZ Medical is a medical device company that focuses on manufacturing a variety of medical devices. We do not consider TZ Medical to be a direct competitor as they produce an MCT device that is available for purchase, such as to eCardio as described above. However, we do not believe that TZ Medical has a software solution, requiring any new entrant to either acquire or build out a software solution and then integrate that with the TZ Medical device. This creates a requirement for a large upfront capital investment. As a result, we believe this approach only works for organizations looking to become MCT solution providers with the same business model as the others.

We believe that our Bioflux MCT solution will successfully compete because:

•

it is designed as a platform to encompass all segments of the event monitoring market;

•

of the insourcing business model which we believe is applicable to a significantly larger portion of the total available market and enabling a more efficient penetration and distribution strategy; and

•

for the other reasons described earlier under “–Market Opportunity.”

Intellectual Property

We primarily rely on trade secret protection for our proprietary information. No assurance can be given that we can meaningfully protect our trade secrets. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to, or disclose, our trade secrets.

We have acquired for the MCT market, a customized version of what we believe is the only FDA cleared ECG reporting software for use in MCT, from CardioComm Solutions Inc. The software is exclusive for the MCT market, except that CardioComm may continue to work with its pre-existing relationships before entering into the exclusivity contract. The exclusivity is indefinite unless earlier terminated in accordance with the terms of the agreement, including by CardioComm if we fail to remain current in the payment of applicable royalty fees. Now that CardioComm has delivered to us the final software, once we receive 510(k) clearance from the FDA, we will be required to pay a royalty fee equal to a $20 ECG cardio-scan fee, on a per patient and an as-collected basis, managed through the software, provided that the minimum annual royalty fee shall be $75,000 for the first year and $150,000 per annum thereafter.

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

Research and Development

Our research and development programs are generally pursued by engineers and scientists employed by us in California and Toronto on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

Prior to our acquisition of iMedical in the Acquisition Transaction and for the year ended December 31, 2015 and the fiscal year ended August 31, 2015, we did not incur any research and development costs. We incurred research and development costs of $1,089,472 for the fiscal year ended December 31, 2016. iMedical incurred research and development costs of $1,143,453 for the year ended December 31, 2015.

Government Regulation

General

Our proposed product is subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

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

U.S. Regulation

The FDA governs the following activities that Biotricity performs, will perform, upon the clearance or approval of its product candidates, or that are performed on its behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, and development;

•	product safety, testing, labeling and storage;

•	record keeping procedures; and

•	product marketing.

There are numerous FDA regulatory requirements governing the approval or clearance and subsequent commercial marketing of Biotricity’s products. These include:

•	the timely submission of product listing and establishment registration information, along with associated establishment user fees;

•

continued compliance with the Quality System Regulation, or QSR, which require specification developers and manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•	clearance or approval of product modifications that could significantly affect the safety or effectiveness of the device or that would constitute a major change in intended use;

•

Medical Device Reporting regulations (MDR), which require that manufacturers keep detailed records of investigations or complaints against their devices and to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	adequate use of the Corrective and Preventive Actions process to identify and correct or prevent significant systemic failures of products or processes or in trends which suggest same;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	notices of correction or removal and recall regulations.

Unless an exemption applies, before Biotricity can commercially distribute medical devices in the United States, it must obtain, depending on the classification of the device, either prior 510(k) clearance, 510(k) de-novo clearance or premarket approval (PMA), from the FDA. The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

•

Class I devices, which are low risk and subject to only general controls (e.g., registration and listing, medical device labeling compliance, MDRs, Quality System Regulations, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;

•

Class II devices, which are moderate risk and generally require 510(k) or 510(k) de-novo premarket clearance before they may be commercially marketed in the United States as well as general controls and potentially special controls like performance standards or specific labeling requirements; and

•

Class III devices, which are devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. Class III devices generally require the submission and approval of a PMA supported by clinical trial data.

Biotricity expects the custom software and hardware of its products to be classified as Class II. Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process. As part of the 510(k) or 510(k) de-novo notification process, the FDA may require the following:

•	Development of comprehensive product description and indications for use.

•	Completion of extensive preclinical tests and preclinical animal studies, performed in accordance with the FDA’s Good Laboratory Practice (GLP) regulations.

•	Comprehensive review of predicate devices and development of data supporting the new product’s substantial equivalence to one or more predicate devices.

•	If appropriate and required, certain types of clinical trials (IDE submission and approval may be required for conducting a clinical trial in the US).

Clinical trials involve use of the medical device on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (GCPs), including the requirement that all research subjects provide informed consent for their participation in the clinical study. A written protocol with predefined end points, an appropriate sample size and pre-determined patient inclusion and exclusion criteria, is required before initiating and conducting a clinical trial. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational device Exemption, or IDE, regulations that among other things, govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but it must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

•

Assuming successful completion of all required testing, a detailed 510(k) premarket notification or 510(k) de-novo is submitted to the FDA requesting clearance to market the product. The notification includes all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.

•	A 510(k) clearance letter from the FDA will authorize commercial marketing of the device for one or more specific indications for use.

•

After 510(k) clearance, Biotricity will be required to comply with a number of post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, and, if applicable, reporting of corrective actions. Also, quality control and manufacturing procedures must continue to conform to QSRs. The FDA periodically inspects manufacturing facilities to assess compliance with QSRs, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with QSRs and other types of regulatory controls.

After a device receives 510(k) clearance from FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use or technological characteristics, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA can also require the manufacturer to cease U.S. marketing and/or recall the modified device until additional 510(k) clearance or PMA approval is obtained.

The FDA and the Federal Trade Commission, or FTC, will also regulate the advertising claims of Biotricity’s products to ensure that the claims it makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

To obtain 510(k) clearance, Biotricity must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Biotricity submitted a 510(k) notification to the FDA with respect to its custom software in June 2016, and it intends to submit a 510(k) notification to the FDA with respect to its hardware upon completion of laboratory testing, which is now completed, by mid-2017. The FDA review is expected to take from three to twelve months from the date the application is submitted.

There is no guarantee that the FDA will grant Biotricity 510(k) clearance for its pipeline products, and failure to obtain the necessary clearances for its products would adversely affect its ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce its business prospects.

Devices that cannot be cleared through the 510(k) process due to lack of a predicate device but would be considered low or moderate risk may be eligible for the 510(k) de-novo process. In 1997, the Food and Drug Administration Modernization Act, or FDAMA added the de novo classification pathway now codified in section 513(f)(2) of the FD&C Act. This law established an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving a Not Substantially Equivalent, or NSE, determination in response to a 510(k) submission. Through this regulatory process, a sponsor who receives an NSE determination may, within 30 days of receipt, request FDA to make a risk-based classification of the device through what is called a “de novo request.” In 2012, section 513(f)(2) of the FD&C Act was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (FDASIA), in order to provide a second option for de novo classification. Under this second pathway, a sponsor who determines that there is no legally marketed device upon which to base a determination of substantial equivalence can submit a de novo request to FDA without first submitting a 510(k).

In the event that Biotricity receives a Not Substantially Equivalent determination for either of its candidates in response to a 510(k) submission, the device may still be eligible for the 510(k) de-novo classification process.

Devices that cannot be cleared through the 510(k) or 510(k) de-novo classification process require the submission of a PMA. The PMA process is much more time consuming and demanding than the 510(k) notification process. A PMA must be supported by extensive data, including but not limited to data obtained from preclinical and/or clinical studies and data relating to manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After a PMA application is submitted, the FDA’s in-depth review of the information generally takes between one and three years and may take significantly longer. If the FDA does not grant 510(k) clearance to its products, there is no guarantee that Biotricity will submit a PMA or that if it does, that the FDA would grant a PMA approval of Biotricity’s products, either of which would adversely affect Biotricity’s business.

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

Manufacturing and Suppliers

As we have focused primarily on research and development of the first generation version of the Bioflux, as well as starting the prototyping of Biolife and proposed marketing and distribution, we are not yet at a stage to commence volume production of our products. We currently assemble our devices at our Redwood City, California facility. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages.

We are still evaluating our manufacturing strategy and goals but have identified a third-party manufacturer, Providence Enterprises, which is an FDA qualified manufacturer who we have started working with for contract manufacturing. Despite having a working relationship with Providence, we intend to continue to develop other efficient, automated, low-cost manufacturing capabilities and options to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to absorb the cost of free distribution of our products pursuant to our proposed business plan.

We currently rely on a number of principal suppliers for the components that make up our products and proposed products, including Digikey Corporation and Mouser Electronics for electronics and connectors, Stolmann for Bluetooth modules, Yongan Innovations for batteries, Dongguan Bole RP&M Cp. Ltd. for plastics, Unimed Medical for ECG cables, and Medico Systems for touch-panel LCD displays. We believe that the raw materials used or expected to be used in our planned products can be acquired from multiple sources and are readily available on the market.

Employees

We currently have 5 full-time employees and 20 consultants who are based in our offices located in Toronto, Canada and Silicon Valley, California. These employees oversee day-to-day operations of the Company and with the consultants, support management, engineering, manufacturing, and administration. We have no unionized employees.

Based on funding ability, we currently plan to hire 5 to 10 additional full-time employees within the next 12 months, whose principal responsibilities will be the support of our sales, marketing, research and development, and clinical development activities.

We consider relations with our employees to be satisfactory.

Appointment to Board of Advisors

In November 2016, we appointed Dr. Rony Shimony to our Board of Advisors. Mr. Shimony is an internationally recognized clinical cardiologist who brings the Company over 25 years of experience in cardiac patient care and related technology.

Dr. Shimony, MD, FACC and Associate Profession or Medicine and Cardiology at the Icahn School of Medicine at Mount Sinai in New York, brings vast knowledge and expertise in Cardiovascular Disease to Biotricity, and will help advise the Company as we roll out our upcoming innovative biometric device. Dr. Shimony joins the existing members of the Board of Advisors – Dr. David Liepert, Thomas Nelson, Bernard Rice, John Rother and Danny Sands – and is expected to assist in guiding the Company on its growth and product development to positively affect patient outcomes.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a limited operating history upon which investors can evaluate our future prospects.

We have a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect our business, financial condition and operating results.

We have had no revenues since inception, and we cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses and have had no revenues since our and our predecessor’s inception in 2009. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2016, we had an accumulated deficit of $16,509,605.

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our 2016 audited financial statements included in herein. As stated in the notes to our audited financial statements for the fiscal year ended December 31, 2016, we have incurred recurring losses from operations and as at December 31, 2016 had an accumulated deficit of $16,509,605. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. We do not have an established source of funds sufficient to cover operating costs and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements.

We may never complete the development of the Bioflux or any of our other proposed products into marketable products.

We do not know when or whether we will successfully complete the development of the Bioflux or any other proposed or contemplated product, for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, our commercialization schedule could be delayed and potential purchasers of our initial commercial products may decline to purchase such products or may opt to pursue alternative products.

We may also experience shortages of monitors, sensors or bases due to manufacturing difficulties. Multiple suppliers provide the components used in our devices. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to manufacturing facilities, we would be unable to manufacture devices until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

Generally, we have made technological advances meeting our milestone schedules. We can give no assurance that our commercialization schedule will continue to be met as we further develop the Bioflux or any of our other proposed products.

Our business is dependent upon physicians utilizing our monitoring solution when prescribing cardiac monitoring; if we fail in convincing physicians in utilizing our solution, our revenue could fail to grow and could decrease.

The success of our planned cardiac monitoring business is expected to be dependent upon physicians utilizing our solution when prescribing cardiac monitoring to their patients. The utilization of our solution by physicians for use in the prescription of cardiac monitoring will be directly influenced by a number of factors, including:

•

the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our monitoring solutions;

•

continuing to establish ourselves as an arrhythmia monitoring technology company;

•

our ability to educate physicians regarding the benefits of MCT over alternative diagnostic monitoring solutions;

•

our demonstrating that our proposed products are reliable and supported by us in the field;

•

supplying and servicing sufficient quantities of products directly or through marketing alliances; and

•

pricing products competitively in light of the current macroeconomic environment, which, particularly in the case of the medical device industry, are becoming increasingly price sensitive.

If we are unable to educate physicians regarding the benefits of MCT and unable to drive physician utilization, revenue from the provision of our arrhythmia monitoring solutions could fail to grow or even potentially decrease.

We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products.

Our medical technology products and operations are subject to regulation by the FDA, Health Canada and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products.

Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. We believe our current or planned products will be Class II medical devices. Class II devices are subject to additional controls, including full applicability of the Quality System Regulations, and requirements for 510(k) pre-market notification.

From time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our Class II medical products should be classified as Class III medical devices, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific change the classification. Reclassification of our Class II medical products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

The FDA and non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to comply with applicable regulatory requirements discussed could subject us to enforcement actions, including warning letters, fines, injunctions and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of our production, and criminal prosecution.

Federal, state and non-U.S. regulations regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.

Following the introduction of a product, these agencies will also periodically review our design and manufacturing processes and product performance. The process of complying with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of our products. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk for the Company and other companies in our industry. In addition, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. Once clearance or approval has been obtained for a product, there is an obligation to ensure that all applicable FDA, Health Canada and other regulatory requirements continue to be met.

Additionally, injuries caused by the malfunction or misuse of cardiac monitoring devices, even where such malfunction or misuse occurs with respect to one of our competitor’s products, could cause regulatory agencies to implement more conservative regulations on the medical cardiac monitoring industry, which could significantly increase our operating costs.

If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse effect on our business.

Healthcare providers and related facilities are generally reimbursed for their services through payment systems managed by various governmental agencies worldwide, private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) utilized, available budget, the efficacy, safety, performance and cost-effectiveness of our planned products and services, or a combination of these or other factors, and coverage and payment levels are determined at each payer’s discretion. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement levels or methods may either positively or negatively impact sales of our products.

We have no direct control over payer decision-making with respect to coverage and payment levels for our medical device products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our current products or products we develop.

The ability of physicians and other providers to successfully utilize our cardiac monitoring solution and successfully allow payors to reimburse for the physicians’ technical and professional fees is critical to our business because physicians and their patients will select arrhythmia monitoring solutions other than ours in the event that payors refuse to adequately reimburse our technical fees and physicians' professional fees.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

The sales of our proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers’ purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products.

We may experience difficulty in obtaining reimbursement for our services from commercial payors that consider our technology to be experimental and investigational, which would adversely affect our revenue and operating results.

Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be "experimental and investigational." Commercial payors typically label medical devices or services as "experimental and investigational" until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial.

Clinical trials have been performed on other mobile cardiac telemetry devices, proving higher diagnostic yield than traditional event loop monitoring. Certain remaining commercial payors, however, have stated that they do not believe the data from the clinical trials justifies the removal of the experimental designation for mobile cardiac telemetry solutions. As a result, certain commercial payors may refuse to reimburse the technical and professional fees associated with cardiac monitoring solutions such as the one expected to be offered by Biotricity.

If commercial payors decide not reimburse physicians or providers for their services during the utilization of our cardiac monitoring solutions, our revenue could fail to grow and could decrease.

Reimbursement by Medicare is highly regulated and subject to change; our failure to comply with applicable regulations, could decrease our expected revenue and may subject us to penalties or have an adverse impact on our business.

The Medicare program is administered by CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, and how and where we provide our arrhythmia monitoring solutions. Our failure to comply with applicable Medicare rules could result in discontinuing the ability for physicians to receive reimbursement as they will likely utilize our cardiac monitoring solution under the Medicare payment program, civil monetary penalties, and/or criminal penalties, any of which could have a material adverse effect on our business and revenues.

Consolidation of commercial payors could result in payors eliminating coverage of mobile cardiac monitoring solutions or reducing reimbursement rates.

When payors combine their operations, the combined company may elect to reimburse physicians for cardiac monitoring services at the lowest rate paid by any of the participants in the consolidation. If one of the payors participating in the consolidation does not reimburse for these services at all, the combined company may elect not to reimburse at any rate. Reimbursement rates tend to be lower for larger payors. As a result, as payors consolidate, our expected average reimbursement rate may decline.

Product defects could adversely affect the results of our operations.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA, Health Canada or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products could also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

Interruptions or delays in telecommunications systems or in the data services provided to us by cellular communication providers or the loss of our wireless or data services could impair the delivery of our cardiac monitoring services.

The success of Biotricity’s cardiac monitoring services will be dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing and communication capabilities. The monitoring solution relies on a third party wireless carrier to transmit data over its data network. All data sent by our monitors via this wireless data network or via landline is expected to be routed directly to data centers and subsequently routed to the third party ECG monitoring centers. We are therefore dependent upon third party wireless carrier to provide data transmission and data hosting services to us. If we lose wireless carrier services, we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

As we expand our commercial activities, an increased burden is expected to be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks, or the data networks of our wireless carrier, for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business and operating results. Frequent or persistent interruptions in our arrhythmia monitoring services could cause permanent harm to our reputation and could cause current or potential users or prescribing physicians to believe that our systems are unreliable, leading them to switch to our competitors. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

Our systems are also expected to be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, break-ins, sabotage, and acts of vandalism. Despite any precautions that we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in these services. We do not carry business interruption insurance to protect against losses that may result from interruptions in service as a result of system failures. Moreover, the communications and information technology industries are subject to rapid and significant changes, and our ability to operate and compete is dependent on our ability to update and enhance the communication technologies used in our systems and services.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Product liability insurance is expensive and may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on the Company, or both, which in either case could have a material adverse effect on our business and financial condition.

We require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

We will require additional funds to further develop our business plan. Based on our current operating plans, we require a minimum of $6 million to fund our planned operations necessary to introduce Bioflux into the market. We can give no assurance that we will be successful in raising any funds. Additionally, if we are unable to generate sufficient revenues from our operating activities, we may need to raise additional funds through equity offerings or otherwise in order to meet our expected future liquidity requirements, including to introduce our other planned products or to pursue new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders and you.

We intend to continue to make investments to support our business growth, including patent or other intellectual property asset creation. In addition, we may also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of its common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

We believe that we will need to incur additional research and development expenditures to continue development of our existing proposed products as well as research and development expenditures to develop new products and services. The products and services we are developing and may develop in the future may not be technologically successful. In addition, the length of our product and service development cycle may be greater than we originally expected and we may experience delays in product development. If our resulting products and services are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services.

If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success will depend upon the continued service of Waqaas Al-Siddiq, our President and Chief Executive Officer. Although we believe that our relationship with him is positive, there can be no assurance that his services will continue to be available to us in the future. We do not carry any key man life insurance policies on any of our existing or proposed executive officers.

The impact of the Patient Protection and Affordable Care Act remains uncertain.

In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. Because parts of the 2010 health care law remain subject to implementation, the long-term impact on us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation and resulting regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations. The law includes a 2.3% tax on sales of medical devices beginning January 1, 2013, which had the effect of increasing company operating expenses by the amount of the tax. Medical devices sold for export are exempt from the tax. On December 18, 2015, former President Obama signed into law the Consolidated Appropriations Act, 2016, which includes a two-year moratorium on the medical device excise tax, exempting medical device sales during the period of January 1, 2016 to December 31, 2017 from the tax. Absent further legislative action, the tax will be automatically reinstated on January 1, 2018, which would again result in an increase in our operating expenses. Because of the uncertainty of potential changes to or outright repeal of the Affordable Care Act, the long-term impact on us is uncertain.

We will not be profitable unless we can demonstrate that our products can be manufactured at low prices.

To date, we have focused primarily on research and development of the first generation version of the Bioflux, as well as starting the prototyping of Biolife and proposed marketing and distribution. Consequently, we have no experience in manufacturing these products on a commercial basis. We may manufacture our products through third-party manufacturers. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to absorb the cost of free distribution of our products pursuant to our proposed business plan. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

Our profitability in part is dependent on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

If we or our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited and our business could be harmed.

We currently assemble our devices in our California facility. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers do not maintain regulatory approval for our manufacturing operations, our business could be adversely affected.

Our dependence on a limited number of suppliers may prevent us from delivering our devices on a timely basis.

We currently rely on a limited number of suppliers of components for our devices. If these suppliers became unable to provide components in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. The process of qualifying suppliers is lengthy. Delays or interruptions in the supply of our requirements could limit or stop our ability to provide sufficient quantities of devices on a timely basis or meet demand for our services, which could have a material adverse effect on our business, financial condition and results of operations

Our operations in international markets involve inherent risks that we may not be able to control.

Our business plan includes the marketing and sale of our proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•

Macroeconomic conditions adversely affecting geographies where we intend to do business;

•

Foreign currency exchange rates;

•

Political or social unrest or economic instability in a specific country or region;

•

Higher costs of doing business in foreign countries;

•

Infringement claims on foreign patents, copyrights or trademark rights;

•

Difficulties in staffing and managing operations across disparate geographic areas;

•

Difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

•

Trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

•

Adverse tax consequences;

•

Unexpected changes in legal and regulatory requirements;

•

Military conflict, terrorist activities, natural disasters and medical epidemics; and

•

Our ability to recruit and retain channel partners in foreign jurisdictions.

Our financial results may be affected by fluctuations in exchange rates and our current currency hedging strategy may not be sufficient to counter such fluctuations.

Our financial statements are presented in U.S. dollars, while a significant portion of our business is conducted, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar, specifically the Canadian dollar. Due to the substantial volatility of currency exchange rates, exchange rate fluctuations may have a positive or adverse impact on our future revenues or expenses presented in our financial statements. We may use financial instruments, principally forward foreign currency contracts, in our management of foreign currency exposure. These contracts would primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

Risks Related to Our Industry

The industry in which we operate is highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The medical technology industry is characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than ours or may be more successful in attracting potential customers, employees and strategic partners.

Our competitive position will depend on multiple, complex factors, including our ability to achieve regulatory clearance and market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative systems that may be delivered without a medical device or a medical device superior to ours. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances or changing regulatory requirements, and upon our ability to successfully implement our marketing strategies and execute our research and development plan. Our research and development efforts are aimed, in part, at solving increasingly complex problems, as well as creating new technologies, and we do not expect that all of our projects will be successful. If our research and development efforts are unsuccessful, our future results of operations could be materially harmed.

We face competition from other medical device companies that focus on similar markets.

We face competition from primarily five companies that also focus on the ECG market that we intend to enter: CardioNet, LifeWatch, eCardio, Linecare and ScottCare. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

In recent years, the medical device industry has been subject to increased regulatory scrutiny, including by the FDA, Health Canada and numerous other federal, state, provincial and foreign governmental authorities. This has included increased regulation, enforcement, inspections, and governmental investigations of the medical device industry and disclosure of financial relationships with health care professionals. We anticipate that governments will continue to scrutinize our industry closely, and that additional regulation by governmental authorities, both foreign and domestic, may increase compliance costs, exposure to litigation and other adverse effects to our operations.

Unsuccessful clinical trials or procedures relating to products under development could have a material adverse effect on our prospects.

The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical experiences and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market's view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be completed in a timely or cost-effective manner or result in a commercially viable product. Failure to successfully complete these trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent clinical analysis. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

The industry we operate in, in particular, the medical device industry is characterized by extensive intellectual property litigation and, from time to time, we might be the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert the time and effort of our management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category and could have a material adverse effect on its business, cash flows, financial condition or results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We plan on relying on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We will seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We will seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or intellectual property assignment agreements with our employees and consultants. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. In general, any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations and financial condition.

If we are unable to protect our proprietary rights, or if we infringe on the proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We have filed for one industrial design patent in Canada. We may continue to seek patent protection for our designs and may seek patent protection for our proprietary technology if warranted. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our designs or our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of Canada or the United States.

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing, importing or selling our products, or compel us to redesign our products to avoid infringing third parties’ intellectual property. As a result, we may be required to incur substantial costs to prosecute, enforce or defend our intellectual property rights if they are challenged. Any of these circumstances could have a material adverse effect on our business, financial condition and resources or results of operations.

Dependence on our proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or impact offerings in our product portfolios.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products. Also, our currently pending industrial design patent or any future patents applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

Furthermore, to the extent we do not file applications for patents domestically or internationally, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products in other countries.

Enforcement of federal and state laws regarding privacy and security of patient information may adversely affect our business, financial condition or operations.

The use and disclosure of certain health care information by health care providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent, and few have been interpreted by government regulators or courts, our interpretations of these laws and regulations may be incorrect. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security. Enforcement of these laws against us could have a material adverse effect on our business, financial condition and results of operations.

We may become subject, directly or indirectly, to federal and state health care fraud and abuse laws and regulations and if we are unable to fully comply with such laws, the Company could face substantial penalties.

Although not affected at this time, our operations may in the future become directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs' Anti-Kickback Statute and the Stark law, which among other things, prohibits a physician from referring Medicare and Medicaid patients to an entity with which the physician has a financial relationship, subject to certain exceptions. If our future operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and results of operations could be adversely affected.

We may be subject to federal and state false claims laws which impose substantial penalties.

Many of the physicians and patients whom we expect to use our services will file claims for reimbursement with government programs such as Medicare and Medicaid. As a result, we may be subject to the federal False Claims Act if we knowingly “cause” the filing of false claims. Violations may result in substantial civil penalties, including treble damages. The federal False Claims Act also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Various states have enacted laws modeled after the federal False Claims Act, including “qui tam” provisions, and some of these laws apply to claims filed with commercial insurers. We are unable to predict whether we could be subject to actions under the federal False Claims Act, or the impact of such actions. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the False Claims Act, could adversely affect our results of operations.

Changes in the health care industry or tort reform could reduce the number of arrhythmia monitoring solutions ordered by physicians, which could result in a decline in the demand for our planned solutions, pricing pressure and decreased revenue.

Changes in the health care industry directed at controlling health care costs or perceived over-utilization of arrhythmia monitoring solutions could reduce the volume of solutions ordered by physicians. If more health care cost controls are broadly instituted throughout the health care industry, the volume of cardiac monitoring solutions could decrease, resulting in pricing pressure and declining demand for our planned services, which could harm our operating results. In addition, it has been suggested that some physicians order arrhythmia monitoring solutions, even when the services may have limited clinical utility, primarily to establish a record for defense in the event of a claim of medical malpractice against the physician. Legal changes increasing the difficulty of initiating medical malpractice cases, known as tort reform, could reduce the amount of our services prescribed as physicians respond to reduced risks of litigation, which could harm our operating results.

Risks Related to Our Securities and Other Risks

An active and visible public trading market for our Common Stock may not develop.

We do not currently have an active or visible trading market. We cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

•

Investors may have difficulty buying and selling or obtaining market quotations;

•

Market visibility for shares of our common stock may be limited; and

•

A lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

Our common stock is quoted over-the-counter on a market operated by OTC Markets Group, Inc. These markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE MKT. No assurances can be given that our common stock, even if quoted on such markets, will ever actively trade on such markets, much less a senior market like NASDAQ or NYSE MKT. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from its current tier of the OTC Market, in which case our stock may be quoted on markets even more illiquid.

The market price of our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•

Our ability to successfully bring any of our proposed or planned products to market;

•

Actual or anticipated fluctuations in our quarterly or annual operating results;

•

Changes in financial or operational estimates or projections;

•

Conditions in markets generally;

•

Changes in the economic performance or market valuations of companies similar to ours;

•

Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Our intellectual property position; and

•

General economic or political conditions in the United States or elsewhere.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Because we were engaged in a transaction that can be generally characterized as a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we were engaged in a transaction that can be generally characterized as a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of the Company since there is little incentive to brokerage firms to recommend the purchase of the common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Our Company may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Before the Acquisition Transaction, iMedical conducted due diligence on our Company customary and appropriate for a transaction similar to the Acquisition Transaction. However, the due diligence process may not reveal all material liabilities of our Company currently existing or which may be asserted in the future against our Company relating to its activities before the consummation of the Acquisition Transaction. In addition, the Exchange Agreement contains representations with respect to the absence of any liabilities. However, there can be no assurance that our Company will not have any liabilities in connection with the closing of the Acquisition Transaction that we are unaware of or that we will be successful in enforcing any indemnification provisions or that such indemnification provisions will be adequate to reimburse us. Any such liabilities of our Company that survive the Acquisition Transaction could harm our revenues, business, prospects, financial condition and results of operations.

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq beneficially owns approximately 20% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his Board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our Board of Directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

The Company’s certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. For example, our Certificate of Incorporation permits the Board of Directors without stockholder approval to issue up to 10,000,000 shares of preferred stock and to fix the designation, power, preferences, and rights of the shares and preferred stock. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill the newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Our common stock is subject to the SEC’s penny stock rules and accordingly, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•

Make a special written suitability determination for the purchaser;

•

Receive the purchaser’s prior written agreement to the transaction;

•

Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As our common stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTC Market securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements are less stringent than those of the stock exchanges such as NASDAQ. Patterns of fraud and abuse include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our common stock. We plan to retain any future earning to finance growth.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 3,500 square feet at 275 Shoreline Drive, Redwood City, California. We also have offices at leased premises of approximately 3,500 square feet at 75 International Blvd., Suite 300, Toronto, ON Canada M9W 6L9. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on the OTCQB marketplace under the symbol “BTCY” since February 1, 2016. Prior to that, from November 11, 2015, our common stock was quoted on the OTCQB marketplace under the symbol “MTSU,” but did not commence trading until February 15, 2016. On March 28, 2017, the closing price of our common stock as reported on the OTCQB marketplace was $2.43 per share.

The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by the OTCQB marketplace. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
2016:
First Quarter (from February 15, 2016)	$4.00	$2.48
Second Quarter	$3.00	$0.51
Third Quarter	$3.15	$1.36
Fourth Quarter	$2.98	$1.71

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Shareholders of Record

As of March 27, 2017, an aggregate of 17,131,589 shares of our common stock were issued and outstanding and owned by approximately 90 shareholders of record. Of such shares, as at December 31, 2016, 194,584 are held in escrow (down from an original 750,000) and subject to forfeiture if we are unable to raise a total $6,000,000 target in capital by May 2, 2017 (extended from the previous deadline of November 2, 2016), subject to a pro rata release of escrowed shares on May 2, 2017 to the extent the Company raised less than $6,000,000, based on the aggregate amount raised through the convertible debt offering or otherwise. During the year ended December 31, 2016, aggregate gross proceeds of $2,230,000 were raised through the sale of unsecured convertible debentures, thus a total of 170,502 shares were released from escrow, resulting in 288,248 shares of our common stock remaining in escrow at year end. Subsequent to year end, an additional $1,225,032 was raised in aggregate proceeds through the sale of additional unsecured debentures and the first closing of our common share financing.  As a result, an additional 93,664 of our common stock was released from escrow, resulting in 194,584 shares of our common stock remaining in escrow subsequent to year end. The remaining escrowed shares are subject to a pro rata reduction on May 2, 2017 to the extent we raised less than the $6 million target, based on the aggregate amount raised through the convertible debt offering or otherwise. To the extent such shares are forfeited, we intend to either hold them in treasury or retire such shares so they are neither issued nor outstanding. In addition, as of March 27, 2017, 9,123,031 Exchangeable Shares were issued and outstanding, which were held by approximately 31 holders of record. The number of stockholders does not include beneficial owners holding shares through nominee names.

There is one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee.

Dividends

We do not anticipate paying any cash dividends in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our Board of Directors, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. No dividends may be declared or paid on our common stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on our shares of preferred stock, if any.

Repurchase of Equity Securities

In May 2015, iMedical repurchased 1,100,000 of its outstanding common shares at cost from a related party, which were cancelled upon their repurchase. We have no plans, programs or other arrangements in regards to further repurchases of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

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

The maximum aggregate number of shares of our common stock that may be issued under the equity incentive plan is 3,750,000, which, except as provided in the plan shall automatically increase on January 1 of each year for no more than 10 years, so the number of shares that may be issued is an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1. The equity incentive plan provides for the grant of, among other awards, (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) nonstatutory options and restricted stock to our employees, directors or consultants.

Shown below is information as of December 31, 2016 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,709,998	$ 2.2031	1,040,002

Equity compensation plans not approved by security holders (2)

Directors, Officers and
Employees Stock Option Plan (3)	164,574	0.0001	-

Warrants granted to Directors	80,000	2.0000	-

Broker Warrants	325,249	0.8905	-
Total	3,279,821		1,040,002

__________

(1)

Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 2,499,998 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement subsequent to March 31, 2016 at an exercise price of $2.20. In addition, during 2016, three other employees were granted options to purchase an aggregate of 210,000 shares of our common stock at an exercise price of $2.24. The maximum aggregate number of shares issuable under the 2016 Equity Incentive Plan is 3,750,000.  On January 1, 2017, the number of shares that may be issued under this plan were increased to 3,949,812, which is 15% of the outstanding shares of common stock and Exchangeable Shares as at the same date.

(2)

At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s existing equity compensation plan was exchanged for approximately 1.197 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 1.197 shares of common stock with a corresponding adjustment to the exercise price. Does not include options granted to Mr. Al-Siddiq discussed in (1) above.

(3) On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of December 31, 2016, there were 137,500 outstanding options at an exercise price of $.0001 under this plan. These options now represent the right to purchase 164,574 shares of the Company’s common stock using the ratio of 1.1969:1.  No other grants will be made under this plan.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to December 31, 2016 and should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

Forward Looking Statements

Certain information contained in this MD&A and elsewhere in this Annual Report on Form 10-K includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” as well as elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in herein will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Use of Estimates

The preparation of the audited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, promissory notes and stock options. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2016.

Cash

Cash includes cash on hand and balances with banks.

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $1,089,472 for the fiscal year ended December 31, 2016 and $1,143,453 for the year ended December 31, 2015.

Income Taxes

We account for income taxes in accordance with ASC 740. We provide for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Fair Value of Financial Instruments

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

•

Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•

Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. Our cash, which is carried at fair value, is classified as a Level 1 financial instrument. Our bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360-10, we, on a regular basis, review the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. We determine if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved.

Stock Based Compensation

We account for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

We account for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. We issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Convertible Notes Payable and Derivative Instruments

We account for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40.

We account for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, our records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Recently Issued Accounting Pronouncements

The Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the consolidated financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the consolidated financial position and/or results of operations.

Results of Operations

From our inception in July 2009 through December 31, 2016, Biotricity has generated a deficit of $16,509,605. We expect to incur additional operating losses, principally as a result of our continuing anticipated research and development costs and due to anticipated initial limited sales of the Bioflux, our planned first product. When we approach final stages of the anticipated commercialization of the Bioflux, we will have to devote and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs.

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Operating Expenses

Total operating expenses for the fiscal year ended December 31, 2016 was $4,972,548 compared to $5,130,003 for the year ended December 31, 2015, as further described below.

General and administrative expenses

Our general and administrative expenses decreased for the year ended December 31, 2016 by $103,474 to $3,883,076 compared to $3,986,550 during the year ended December 31, 2015. The decrease was, in part, due to decreased level of activities and due to a decreased expense related to stock options granted in 2016 in comparison to the prior year.

Research and development expenses

During the fiscal year ended December 31, 2016, we incurred research and development expenses of $1,089,472, compared to $1,143,453 incurred in the year ended December 31, 2015.

Accretion expense

During the fiscal year ended December 31, 2016, we incurred accretion expense of $974,871 compared to $59,875 incurred in the comparable prior year period. The increase in accretion expense was a result of increased levels of borrowings in 2016 relating to our up-to $2.5 million private placement of bridge notes resulted in higher debt discount and related accretion expense

Change in fair value of derivative liabilities

We recorded a loss of $1,333,412 due to changes in fair value of our derivative liabilities during the year ended December 31, 2016 compared to gain of $4,026 during the year ended December 31, 2015.

Net Loss

As a result of the foregoing, the net loss for the fiscal year ended December 31, 2016 was $7,280,831 compared to a net loss of $5,185,852 during the year ended December 31, 2015.

Translation Adjustment

Translation adjustment for the fiscal year ended December 31, 2016 was a loss of $246,575, as compared to a loss of $35,313, for the year ended December 31, 2015. This translation adjustment represents loss resulted from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our operations. Our working capital deficiency was $4,101,551 as of December 31, 2016, compared to a working capital deficiency of $1,272,177 at December 31, 2015. The increase in working capital deficiency was due to our operational losses during the year ended December 31, 2016 and due to short term borrowings to fund our operations.

During the year ended December 31, 2016, our operating activities used cash of approximately $2,383,639 compared to approximately $1,963,975 used during the year ended December 31, 2015. Changes in working capital items provided approximately $904,290 of cash during the fiscal year ended December 31, 2016 as compared to $235,326 in December 31, 2015.

During the year ended December 31, 2016, we commenced a bridge offering and raised an aggregate face value of $2,230,000 through the sale of convertible promissory notes to various investors.  After the payment of placement agent fees but before the payment of other offering expenses such as legal and accounting fees, we received net proceeds of $2,074,700. These notes have a maturity date of 12 months and carry an annual interest rate of 10%. The principal is paid in cash and all outstanding accrued interest is converted into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity.

In August 2016, we converted notes in the aggregate face value of $1,368,978, issued in 2015, into 912,652 shares of common shares. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities and the balance to the carrying value of the notes.

During 2016, we issued an aggregate of 131,365 shares of our common stock upon exercise of warrants and received $105,500 of exercise cash proceeds.

The accompanying audited financial statements have been prepared on a going concern basis. We incurred a comprehensive loss of $7,280,831 during the fiscal year ended December 31, 2016, have accumulated losses totaling $16,509,605 and have a working capital deficit of $4,101,551 at December 31, 2016. These factors, among others, indicate that the Company may be unable to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As we proceed with the commercialization of the Bioflux product development we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require approximately $6 million to complete the development of Bioflux including marketing, sales, regulatory and clinical costs to first introduce this product into the market place. We expect to require an additional approximately $4 million to also complete the development of our Biolife product and increase penetration in new and existing markets and expand our intellectual property platform, which we anticipate would lead to profitability. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders. We are currently in discussion to raise additional equity financing of which we can give no assurance of success.

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

Net Cash Used in Operating Activities

During the fiscal year ended December 31, 2016, we used cash in operating activities of $2,383,639 compared to $1,963,975 for the year ended December 31, 2015. For each of the fiscal year ended December 31, 2016 and December 31, 2015, the cash in operating activities was primarily due to research, product development, business development, marketing and operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,180,200 for the fiscal year ended December 31, 2016 compared to $1,996,628 for the year ended December 31, 2015. For the fiscal year ended December 31, 2016, the cash provided by financing activities was primarily due to the issuance of convertible promissory notes and exercise of warrants.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the fiscal year ended December 31, 2016.

Off Balance Sheet Arrangements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and corresponding notes thereto called for by this item may be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective as of the closing of the Acquisition Transaction, Kazi Hasan, at that time our sole director and executive officer, resigned as Chief Executive Officer and director and Waqaas Al-Siddiq was appointed the sole director of the Company to fill the vacancy. In addition, our Board of Directors appointed Waqaas Al-Siddiq to serve as our President, Chief Executive Officer and Chairman of the Board of Directors, effective immediately upon the closing of the Acquisition Transaction.

Name	Age	Position
Waqaas Al-Siddiq (1)	31	President, Chief Executive Officer and Chairman of the Board of Directors
Dr. Norman M. Betts	62	Director
David A. Rosa	52	Director
Kazi Hasan (2)	69	Former Chief Executive Officer and Director

__________

(1)

Mr. Al-Siddiq was appointed as President, Chief Executive Officer and Chairman of the Board of Directors on February 2, 2016.

(2)

Mr. Hasan was appointed as Chief Executive Officer and director on December 29, 2015, and subsequently resigned from his position as Chief Executive Officer and director on February 2, 2016.

Waqaas Al-Siddiq: President, Chief Executive Officer and Chairman of the Board of Directors.  Mr. Al-Siddiq is the founder of iMedical and has been its Chairman and Chief Executive Officer since inception in July 2014. Prior to that, from July 2010 through July 2014, he was the Chief Technology Officer of Sensor Mobility Inc., a Canadian private company engaged in research and development activities within the remote monitoring segment of preventative care and that was acquired by iMedical in August 2014. Mr. Al-Siddiq also during this time provided consulting services with respect to technology strategy.

Mr. Al-Siddiq serves as a member of the Board of Directors as he is the founder of iMedical and his current executive position with the Company. We also believe that Mr. Al-Siddiq is qualified due to his experience as an entrepreneur and raising capital.

Dr. Norman M. Betts: Director. Dr. Betts has been a director of the Company since April 27, 2016. He is a  professor, Faculty of Business Administration, University of New Brunswick and a Chartered Accountant Fellow. Dr. Betts serves as a director of Tanzanian Royalty Exploration Corporation, a mineral resource company with exploration stage properties, the common shares of which are listed on the Toronto Stock Exchange under the symbol “TNX” and on the NYSE MKT LLC under the symbol “TRX.” He is also Lead Independent Director of the Board of Adex Mining Inc. (TSX-V:ADE), a Canada-based mining company; and 49 North Resources Inc. (TSXV: FNR), a Saskatchewan focused resource investment company. Dr. Betts was also appointed to the Board of Directors of the Bank of Canada and currently serves as a member of the audit and finance committee and the pension committee. Additionally, Dr. Betts was a member of the New Brunswick Legislative Assembly from 1993 to 2003 and held three different cabinet posts, including minister of finance from 1999 to 2001. He was awarded a PhD in Management from the School of Business at Queen’s University in 1992.

We believe Dr. Betts is qualified to serve as a director due to his extensive accounting, financial management, Board of Director and governance experience

David A. Rosa: Director.  Mr. Rosa has been a director of the Company since May 3, 2016. He was the President and CEO of Sunshine Heart Inc., an early-stage medical device company trading on NASDAQ under the symbol “SSH,” from October 2009 through November 2015. From 2008 to November 2009, Mr. Rosa served as Chief Executive Officer of Milksmart, Inc., a company that specializes in medical devices for animals. From 2004 to 2008, Mr. Rosa served as the vice president of global marketing for cardiac surgery and cardiology at St. Jude Medical. He is a member of the Board of Directors of QXMedical, LLC, a Montreal-based medical device company, and other privately-held companies.

We believe Mr. Rosa is qualified to serve as a director due to his senior leadership experience in the medical device industry, and his expertise in market development, clinical affairs, commercialization and public and private financing.

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

There are no family relationships among any of our current officers and directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company for the fiscal years ended December 31, 2016, 2015 and 2014. It further includes the compensation paid to Mr. Al-Siddiq as an executive officer of iMedical during the years ended December 31, 2015 and 2014.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq (2)	2016	$ 240,000	$150,000 (3)	-	$ 367,962 (4)	-	$44,042	$ 802,004
Chief Executive Officer	2015	$ 139,225	$ 63,000	-	$ 2,190,152(5)	-	$ 6,600	$ 2,398,977

Kazi Hasan (6)	2016	-	-	-		-	-	-
Former CEO	2015	-	-	-		-	-	-

__________

(1)

See “Management” above for information on the dates in which the named executive officers served as such on behalf of the Company.

(2)

Mr. Al-Siddiq was appointed as President, Chief Executive Officer and Chairman of the Board of Directors of the Company on the closing of the Acquisition Transaction on February 2, 2016. Until Mr. Al-Siddiq entered into his employment agreement with the Company on April 12, 2016, he was paid as a consultant.

The information disclosed in Note 10 to our audited financial statements included in this Annual Report on Form 10-K for the 2016 and 2015 fiscal years includes amounts paid to Mr. Al-Siddiq and for 2015 only, includes payments made to another individual in addition to payments made to Mr. Al-Siddiq.

(3)

Subsequent to year end, the Board approved a bonus payment of $150,000 to be made to Mr. Al-Siddiq in connection with fiscal 2016 performance. This amount has been accrued as at December 31, 2016 and remains unpaid as at March 27, 2017.

(4)

For assumptions made in such valuation, see Note 8 to our audited financial statements included in this Annual Report on Form 10-K.

(5)

For assumptions made in such valuation, see Note 8 to our audited financial statements included in this Annual Report on Form 10-K. All of such options were exercised by Mr. Al-Siddiq in 2015.

(6)    Mr. Hasan resigned from his executive and director positions on February 2, 2016.

Outstanding Equity Awards

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2016.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	416,664	2,083,334	-	$2.20	July 12, 2019	-	-	-	-

Kazi Hasan	-	-	-	-	-	-	-	-	-

Employment Agreements

We entered into an employment agreement with Mr. Al-Siddiq on April 12, 2016, to serve as our Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Mr. Al-Siddiq will receive an annual base salary of $240,000 per annum, to be reviewed annually by the Board of Directors. If we successfully secure an aggregate $6 million or more pursuant to one or more arm's length, third-party debt or equity financings, Mr. Al-Siddiq’s annual base salary shall increase to $300,000. Mr. Al-Siddiq is also eligible to receive a minimum annual bonus of 50% of annual base salary for the prior year based on his individual performance and the achievement of corporate objectives as determined by the Board. During March 2017, subsequent to year end, the Board approved an increase to Mr. Al-Siddiq’s annual base salary to a revised salary of $300,000 per annum.

Pursuant to the agreement, we granted as of July 12, 2016 to Mr. Al-Siddiq options to purchase 2,499,998 shares of our common stock, representing 10% of our outstanding shares at such date, at an exercise price per share of $2.20. Mr. Al-Siddiq shall be entitled to participate in our benefit plans generally made available to employees in accordance with the terms of such plans.

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

This summary is qualified in all respects by the actual terms of the employment agreement, which is filed as Exhibit 10.7 to our Form 10-K for the transition period from September 1, 2015 to December 31, 2015.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which is comprised of Mr. Al-Siddiq, Dr. Betts and Mr. Rosa.

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

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Norman M. Betts	-	-	$24,137	-	-	-	$24,137
David A. Rosa	-	-	$27,950	-	-	-	$27,950

__________

(1)

Represents value of the warrants granted for financial reporting purposes for the year ended December 31, 2016.

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings and are eligible for stock option grants but they do not receive any other compensation for serving on the Board at this time. We plan to compensate independent directors in the future.

In connection with the appointment of Dr. Betts in April 2016 and Mr. Rosa in May 2016, we granted warrants to purchase 40,000 shares of our common stock to each, at an exercise price per share of $2.00 and with a 3 year expiry term. These awards are valued at issuance and the value is amortized over a one year term from the date of grant.

Board Committees

During 2016, our Board of Directors did not have any committees, such as an audit committee or a compensation committee. However, subsequent to year end, on March 9, 2017, the Board of Directors established an audit committee and a compensation committee, each consisting initially of one director.  Dr. Betts, an independent Board member, was appointed to serve as the initial sole member of the audit committee.  Mr. Rosa, an independent Board member, was appointed to serve as the initial sole member of the compensation committee.  Our Board of Directors will establish any other committees that are required if the Company seeks to be listed on a national securities exchange.

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

Under such definitions, both Dr. Betts and Mr. Rosa are independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 27, 2017 held by (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 27, 2017 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 26,387,184 shares are outstanding as of March 27, 2017, consisting of 17,264,153 shares of common stock and 9,123,031 common stock equivalents through the Exchangeable Shares. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Waqaas Al-Siddiq (1)	5,406,776	19.96%
Isa Khalid Abdulla Al-Khalifa	2,814,594	10.67%
Riazul Huda (2)(3)	2,142,515	8.12%
Caldwell ICM Market Strategy Trust (2)(4)	1,522,184	5.70%
Ansari American Holdings, LLC (5)	1,436,322	5.44%
Norman M. Betts (6)	40,000	*
David A. Rosa (6)	40,000	*

All directors, director appointees and executive officers as a group (3 person) (1)(6)	5,486,776	20.20%

__________

* Less than 1%

(1)

Includes an option to purchase an aggregate of 694,440 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement. Excludes an additional 1,805,558 shares underlying such option that are not exercisable within 60 days of March 27, 2017.

(2)

Such shares are held as Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:

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

(3)

Of such shares, 837,855 are held indirectly by 1903790 Ontario Inc., of which Mr. Huda is the sole owner and director.

(4)

Includes warrants to acquire 325,249 shares of our common stock. Brendan T.N. Caldwell has voting and dispositive control over these shares.

(5)

We believe that Mohsin Ansari has voting and dispositive control over these shares.

(6)

Includes 40,000 warrants that were granted during 2016 and are exercisable within 60 days of March 27, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 2, 2016, as part of the Acquisition Transaction and the resignation of Mr. Hasan as our Chief Executive Officer, we cancelled an aggregate of 6,500,000 shares of the Company’s common stock beneficially owned by him.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended December 31, 2016 and 2015 and the fees billed for other services rendered during those periods.

Fee Category	2016 Fees	2015 Fees

Audit Fees	$47,741	$42,619(1)
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$47,741	$42,619

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

4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2017 and incorporated herein by reference).
4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2017 and incorporated herein by reference).
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

10.3

Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.4

Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.6+

Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.7*

Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).

10.8

Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).

10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2017 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
23.1	Consent of Auditors
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
101	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*

Indicates management contract or compensatory plan or arrangement.

+

Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2017.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive, financial and accounting officer)	March 30, 2017
Waqaas Al-Siddiq

/s/Norman M. Betts	Director	March 30, 2017
Norman M. Betts

/s/ David A. Rosa	Director	March 30, 2017
David A. Rosa

Consolidated Financial Statements

Biotricity Inc.

For the years ended December 31, 2016 and 2015

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity, Inc.

We have audited the accompanying consolidated balance sheets of Biotricity, Inc. and its subsidiaries [the “Company”] as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Ontario, Canada March 27, 2017	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY, INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As at December 31, 2016	As at December 31, 2015
	$	$
CURRENT ASSETS
Cash	20,659	410,601
Harmonized sales tax recoverable	9,939	36,291
Deposits and other receivables	3,916	39,202
Total current assets	34,514	486,094
NON-CURRENT ASSETS
Deposits and other receivables	33,000	33,000
TOTAL ASSETS	67,514	519,094

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 5]	1,315,995	413,273
Convertible promissory notes [Note 6]	1,308,712	783,778
Derivative liabilities [Note 7]	1,511,358	561,220
TOTAL LIABILITIES	4,136,065	1,758,271

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at December 31, 2016 (December 31, 2015: 1,000,000), 1 share issued and outstanding as at December 31, 2016 and 2015, respectively [Note 8]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at December 31, 2016 (December 31, 2015: 100,000,000), 17,131,589 issued and outstanding common shares as at December 31, 2016 and 15,876,947 shares issued and outstanding as at December 31, 2015 and exchangeable shares of 9,123,031 as at December 31, 2016 and 2015 [Note 8]	26,255	25,000
Shares to be issued (77,463 shares of common stock) [Note 8]	200,855	-
Additional paid-in-capital	12,478,520	7,982,598
Accumulated other comprehensive loss	(264,577)	(18,002)
Accumulated deficit	(16,509,605)	(9,228,774)
TOTAL STOCKHOLDERS’ DEFICIENCY	(4,068,551)	(1,239,177)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	67,514	519,094

Commitments [Note 11]

Subsequent events [Note 12]

See accompanying notes to financial statements.

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$

REVENUE	-	-

EXPENSES
General and administrative expenses [Notes 8 and 10]	3,883,076	3,986,550
Research and development expenses	1,089,472	1,143,453
TOTAL OPERATING EXPENSES	4,972,548	5,130,003

Accretion expense [Note 6]	974,871	59,875
Change in fair value of derivative liabilities [Note 7]	1,333,412	(4,026)
NET LOSS BEFORE INCOME TAXES	(7,280,831)	(5,185,852)

Income taxes [Note 9]	-	-
NET LOSS	(7,280,831)	(5,185,852)

Translation adjustment	(246,575)	(35,313)

COMPREHENSIVE LOSS	(7,527,406)	(5,221,165)

LOSS PER SHARE, BASIC AND DILUTED	(0.29)	(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON AND EXCHANGEABLE SHARES OUTSTANDING	25,813,228	21,852,834

See accompanying notes to financial statements.

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred stock		Common stock and exchangeable common shares		Shares to be issued (Common)		Additional Paid in Capital	Accumulated other (loss) income	Accumulated deficit	Total

	Shares	Amount	Shares	Amount	Shares	Amount

		$		$		$	$	$	$	$
Balance, December 31, 2014 [Notes 1 and 8]	1	1	22,028,425	22,028	—	—	4,347,478	17,311	(4,042,922)	343,896
Exercise of warrants for cash [Note 8]	—	—	897,750	898	—	—	706,298	—	—	707,196
Cancellation of shares [Note 8]	—	—	(1,316,700)	(1,317)	—	—	1,228	—	—	(89)
Stock based compensation [Note 8]	—	—	—	—	—	—	2,257,953	—	—	2,257,953
Issuance of warrants for services [Note 8]	—	—	—	—	—	—	672,749	—	—	672,749
Cancellation of warrants [Note 8]	—	—	—	—	—	—	—	—	—	—
Exercise of stock option plan [Note 8]	—	—	3,390,503	3,391	—	—	(3,108)	—	—	283
Translation adjustment	—	—	—	—	—	—	—	(35,313)	—	(35,313)
Net loss	—	—	—	—	—	—	—	—	(5,185,852)	(5,185,852)
Balance, December 31, 2015	1	1	24,999,978	25,000			7,982,598	(18,002)	(9,228,774)	(1,239,177)
Exercise of warrants for cash [Note 8]	—	—	131,365	131	—	—	105,369	—	—	105,500
Issuance of shares for services [Note 8]	—	—	210,625	211	—	—	604,264	—	—	604,475
Conversion of convertible notes[Note 8]			912,652	913	—	—	2,906,999	—		2,907,912
Issuance of warrants for services [Note 8]	—	—	—	—	—	—	474,232	—	—	474,232
Stock based compensation - ESOP [Note 8]	—	—	—	—	—	—	405,058	—	—	405,058
Shares to be issued [Note 8]			—	—	77,463	200,855	—	—		200,855
Translation adjustment	—	—	—	—	—	—	—	(246,575)	—	(246,575)
Net loss	—	—	—	—	—	—	—	—	(7,280,831)	(7,280,831)
Balance, December 31, 2016	1	1	26,254,620	26,255	77,463	200,855	12,478,520	(264,577)	(16,509,605)	(4,068,551)

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended December 31, 2016	Year Ended December 31, 2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,280,831)	(5,185,852)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	405,058	2,257,953
Issuance of shares for services	805,329	-
Issuance of warrants for services	474,232
Accretion expense and day one derivative loss	974,871	59,875
Change in fair value of derivative liabilities	1,333,412	(4,026)
Fair value of warrants issued	-	672,749
Issuance of shares for employee stock option plan	-	-

Changes in operating assets and liabilities:
Harmonized sales tax recoverable	27,841	25,437
Deposits and other receivables	38,267	(77,740)
Accounts payable and accrued liabilities	838,182	287,629
Net cash used in operating activities	(2,383,639)	(1,963,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	-	-
Proceeds from exercise of warrants	105,500	707,196
Proceeds from issuance of convertible notes, net of issuance costs	2,074,700	1,289,149
Proceeds from issuance of stock options	-	283
Net cash provided by financing activities	2,180,200	1,996,628

Effect of foreign currency translation	(186,503)	(70,651)

Net decrease in cash during the year	(203,439)	32,653

Cash, beginning of year	410,601	448,599
Cash, end of year	20,659	410,601

Supplemental disclosure with respect to cash flows:
Conversion of convertible notes into common stock	2,906,999	-

See accompanying notes to financial statements.

BIOTRICITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 2, 2016, the Company entered into an exchange agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and wholly owned subsidiary (incorporated on February 2, 2016), 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), iMedical, and the former shareholders of iMedical (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account certain shares pursuant to the Exchange Agreement as further explained in Note 9 to the consolidated financial statements. These subsidiaries were solely used for the issuance of exchangeable shares in the reverse takeover transaction and have no other transactions or balances. After giving effect to this transaction, the Company acquired all of iMedical’s assets and liabilities and commenced operations through iMedical.

As a result of the Share Exchange, iMedical is now a wholly-owned subsidiary of the Company. This transaction has been accounted for as reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 2, 2016 are those of iMedical and are recorded at the historical cost basis. After February 2, 2016, the Company’s consolidated financial statements include the assets and liabilities of both iMedical and the Company and the historical operations of both after that date as one entity.

2. BASIS OF PRESENTATION AND MEASUREMENT AND CONSOLIDATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at December 31, 2016 has a working capital deficiency of $4,101,551 (December 31, 2015: $1,272,177) and an accumulated deficit of $16,509,605 (December 31, 2015: $9,228,774). Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

On October 31, 2015, the Company engaged an agent to act as exclusive financial advisor to the Company with respect to assisting the Company in its capital raising efforts as well as assisting the Company in the review of potential financing alternatives available to it and to provide recommendations with respect to the options available to it for meeting its capital needs. Under the engagement agreement, the agent will represent the Company as the sole or lead placement agent, underwriter, book-runner or similar representation in its efforts to obtain financing of up to $12 million in the form of a private placement, public offering, whether in one or a series of transactions, in a private or public offering of equity, convertible debt or equity, equity linked securities or any other securities (as explained in Notes 6, 8 and 12).

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options, and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2016 and 2015.

Foreign Currency Translation

The functional currency of the Canadian based company is the Canadian dollar and the US based company is USD. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, deposits and other receivables, convertible promissory notes, derivative liabilities, and accounts payable. The Company's cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 2, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740.  The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Research and Development

Research and development costs, which relate primarily to product and software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, the Company may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product.

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Operating Leases

The Company leases office space and certain office equipment under operating lease agreements. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Convertible Notes Payable and Derivative Instruments

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Recently Issued Accounting Pronouncements

The Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows.  The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the consolidated financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the consolidated financial position and/or results of operations.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2016 ($)	As at December 31, 2015 ($)
Trade accounts payable	$823,595	$274,055
Accrued liabilities	337,400	139,218
Advances from investors	155,000	-
	$1,315,995	$413,273

Trade accounts payable include $100,292 (2015: $71,190) due to an entity owned by a shareholder and executive of the Company.  The payable balance arose primarily due to consulting charges.  The payable is unsecured, non-interest bearing and due on demand.  Additionally, accrued liabilities include $171,902 (2015: nil) due to the same shareholder and executive of the Company in his capacity as an employee.  This amount includes an accrued executive bonus relating to 2016 performance of $150,000 and other amounts owing to the individual in his capacity as an employee of the Company (i.e. vacation pay, car allowance).

Advances from investors represents funds received from investors prior to year-end in connection with the Bridge Notes offering for which final subscriptions were not executed at December 31, 2016.  Subsequent to year end, this amount formed part of the additional $225,000 in convertible notes that consummated the convertible notes offering (see Note 12).

6. CONVERTIBLE PROMISSORY NOTES

Pursuant to a term sheet offering of up to $2,000,000, during the year ended December 31, 2015, the Company issued convertible promissory notes to various accredited investors amounting to $1,368,978 in face value. These notes had a maturity date of 24 months and carried an annual interest rate of 11%. The note holders had the right to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock any time until the note was fully paid. The note had a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price was to reset to 75% of the future financing pricing. These notes did not contain prepayment penalties upon redemption. These notes were secured by all of the present and after acquired property of the Company. However, the Company could force conversion of these notes, if during the term of the agreement, the Company completed a public listing and the Common Share price exceeded the conversion price for at least 20 consecutive trading days. At the closing of the Notes, the Company issued cash (7%) and warrants (7% of the number of Common Shares into which the Notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company. The warrants have a term of 24 months and a similar reset provision based on future financings.

Pursuant to the conversion provisions, in August 2016, the Company converted the promissory notes, in the aggregate face value of $1,368,978, into 912,652 shares of common shares as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see Note 7) and the balance to the carrying value of the notes.

Accreted value of convertible promissory notes as of December 31, 2015	$783,778
Accretion expense – including loss on conversion of notes of $88,530	585,200
Conversion of the notes transferred to equity	(1,368,978)
Face value of convertible promissory notes as of December 31, 2016	$ -

In March 2016, the Company commenced a bridge offering of up to an aggregate of $2,500,000 of convertible promissory notes.  As at December 31, 2016, the Company issued to various investors notes in the aggregate face value of $2,230,000 (the “Bridge Notes”). The Bridge Notes have a maturity date of 12 months and carry an annual interest rate of 10%. Interest expense of $196,650 for the year ended December 31, 2016 is included in general and administrative expenses (2015: $32,837). In addition, interest accrual of $100,426 is included in accrued liabilities as at December 31, 2016 (2015:$nil). The Bridge Notes principal is paid in cash and all outstanding accrued interest is converted into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity. All the outstanding principal and accrued interest shall convert into units/securities upon the consummation of a qualified financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the qualified financing.

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

In connection with the Bridge Notes offering, the Company incurred a brokerage commission expense of $155,300.

During the year ended December 31, 2016:
Face value of convertible promissory notes issued	$ 2,230,000
Day one derivative loss recognized during the year	26,309
Discount recognized at issuance due to embedded derivatives	(1,155,660)
Financing costs	(155,300)
Accretion expense	363,363
Accreted value of convertible promissory notes as of December 31, 2016	$ 1,308,712

The embedded conversion features and reset feature in the notes and broker warrants have been accounted for as a derivative liability based on FASB guidance (see Note 7).

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

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price over the life of the option.

The derivative liabilities arising from convertible promissory notes/warrants and related issuance of broker warrants are as follows:

	Convertible Notes	Broker Warrants	Total
Derivative liabilities as at December 31, 2015	$ 480,952	$ 80,268	$ 561,220
Derivative fair value at issuance (note 6)	1,155,660	-	1,155,660
Transferred to equity upon conversion of notes (Notes 6 and 8)	(1,538,934)		(1,538,934)
Change in fair value of derivatives	1,325,972	7,440	1,333,412
Derivative liabilities as at December 31, 2016	$ 1,423,650	$ 87,708	$ 1,511,358

The lattice methodology was used to value the derivative components, using the following assumptions at issuance and during the year ended December 31, 2016:

Assumptions	2016	2015
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.44% – 0.62%	0.33% – 0.72%
Volatility	101% – 105%	98% – 100%
Remaining terms (Years)	0.21 – 1.0	1.72 – 2.0
Stock price ($ per share)	$1.49 and $3.00	$2.00

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

As at December 31, 2016, the Company is authorized to issue 125,000,000 (December 31, 2015 – 100,000,000) shares of common stock ($0.001 par value) and 10,000,000 (December 31, 2015 – 1,000,000) shares of preferred stock ($0.001 par value).

Exchange Agreement

As explained in detail in Note 1 to the consolidated financial statements, with the closing of the Acquisition Transaction on February 2, 2016:

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

Issuance of common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

At December 31, 2016 and December 31, 2015 there were 17,131,589 and 15,876,947, respectively, shares of common stock issued and outstanding. Additionally, as of December 31, 2016, there were 9,123,031 outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

Out of outstanding common stock of 26,254,260 as at December 31, 2016, 288,248 are held in escrow and subject to forfeiture (see Note 12) in the event the Company does not raise at least $6 million by May 2, 2017 with provisions for pro rata adjustments for the financing raised so far.

Issued and outstanding stock

a)

Share issuances

During May 2015, the Company repurchased 1,316,700 (1,100,000 Pre-Exchange Agreement) of its outstanding common shares at cost from a former director.  These shares were cancelled upon their repurchase.

During the year ended December 31, 2016, as explained in Note 6, the Company issued 912,652 shares of common stock in connection with the conversion of notes.

During the year ended December 31, 2016, the Company issued an aggregate of 210,625 shares of common stock to six consultants. $604,475 representing the fair value of the shares issued was charged to operations. An additional 77,463 shares are to be issued, subsequent to year-end, in connection with commitments relating to the December 31, 2016 year end, $200,855 representing the fair value of these shares charged to operations.  The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

During the year ended December 31, 2016, the Company issued an aggregate of 131,365 shares of its common stock upon exercise of warrants and received $105,500 of exercise cash proceeds.

b)

Warrant exercises

During March and May 2015, 598,500 (500,000 pre-Exchange Agreement) warrants were exercised at a price of $0.84 ($1.01 pre-Exchange Agreement) per share and the Company received gross cash proceeds of $500,584 (net proceeds of $470,758).  In connection with the proceeds received, the Company paid in cash $35,420 as fees and issued 41,895 (35,000 pre-Exchange Agreement) broker warrants which were fair valued at $5,594 and were allocated to cash with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life of 365 days, dividend yield of 0%, stock price of $0.84 ($1.01 pre-Exchange Agreement), a risk free rate ranging from 0.04% to 1.07% and expected volatility of 94%, determined based on comparable companies historical volatilities.

During August and September 2015, 299,250 (250,000 pre-Exchange Agreement) warrants were exercised at a price of $0.88 ($1.05 pre-Exchange Agreement) per share and the Company received gross cash proceeds of $253,800 (net proceeds of $236,438).  In connection with the proceeds received, the Company paid in cash $17,362 as fees and issued 20,947 (17,500 pre-Exchange Agreement) broker warrants which were fair valued at $14,627 and were allocated to cash with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life of 24 months, a risk free rate ranging from 0.04% to 1.07%, stock price of $2 and expected volatility in the range of 98% to 100%, determined based on comparable companies historical volatilities.

c)

Warrant issuances

During September and October 2015, the Company entered into agreements for the issuance for a total of 724,185 (605,000 pre-Exchange Agreement) warrants against services, entitling the holders to purchase one common share against each warrant at an exercise price of $0.84 ($1 pre-Exchange Agreement) per warrant to be exercised within 180 to 730 days from the issuance date.  The fair value of the warrants on the issuance date was $672,749, which is included as consulting charges in general and administrative expenses during the year ended December 31, 2015 with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life ranging from 180 to 730 days, a risk free rate ranging from 0.04% to 1.07%, stock price of $2, annual attrition rate of 5% and expected volatility in the range of 98% to 100%, determined based on comparable companies historical volatilities.

During the year ended December 31, 2016, the Company issued 472,084 warrants in connection with consulting services, entitling the holders to purchase one common share against each warrant at an exercise price in the range of $2.00-$2.58. These warrants were fair valued amounting to approximately $474,232 which was charged to the statement of operations. The fair value has been estimated using a multi-nominal lattice model with an expected life ranging from 0.75 to 3 years, a risk free rate ranging from 0.45 to 1.47, stock price of $2.15 to $2.58 annual attrition rate of up to 5% and expected volatility in the range of 101% to 105% determined based on comparable companies historical volatilities.

d)

Stock-based compensation

i)

2015 Directors, Officers and Employees Stock Option Plan

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.  As of December 31, 2016, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan.  These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at December 31, 2016.  No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of December 31, 2016	164,590	0.0001

During the year ended December 31, 2016, no options under this plan were exercised (December 31, 2015: 3,390,503 (2,832,500 Pre-Exchange Agreement) options were exercised).

ii)

2016 Equity Incentive Plan

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

During the year ended December 31, 2016, the Company granted an officer options to purchase an aggregate of 2,499,998 shares of common stock at an exercise price of $2.20 subject to a 3 year vesting period, with the fair value of the options being expensed over a 3 year period.  Two additional employees were also granted 175,000 options to purchase shares of common stock at an exercise price of $2.24 with a 1 year vesting period, with the fair value of the options being expensed over a 1 year period. One additional employee was also granted 35,000 options to purchase shares of common stock at an exercise price of $2.24 with a 2 year vesting period, with the fair value of the options expensed over a 2 year period.  A total of $405,058 was charged to operations as stock based compensation, included in general and administrative expenses, costs for the option grants to the 4 employees.

The following table summarizes the stock option activities of the Company in 2016:

	Number of options	Weighted average exercise price ($)
Granted	2,709,998	2.2031
Exercised	-	-
Outstanding as of December 31, 2016	2,709,998	2.2031

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions for both 2016 and 2015:

	2016	2015
Exercise price ($)	2.00 – 2.58	0.0001
Risk free interest rate (%)	0.45 - 1.47	0.04 - 1.07
Expected term (Years)	1.0 - 3.0	10.0
Expected volatility (%)	101 - 105	94
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	0.88	0.74
Expected forfeiture (attrition) rate (%)	0.00 - 5.00	5.00 - 20.00

At December 31, 2016, the Company had the following warrant securities outstanding:

	Broker Warrants	Consultant Warrants	Warrants with Convertible Notes*	Total
December 31, 2015	271,742	380,000	-	651,742
RTO adjustment**	53,507	74,860	-	128,367
After RTO	325,249	454,860	-	780,109
Less: Exercised	-	(131,365)	-	(131,365)
Less: Expired	-	(245,695)	-	(245,695)
Add: Issued	-	472,084	-	472,084
December 31, 2016	325,249	549,884	-	875,133

Exercise Price	$0.75-$1.49	$0.84-$2.58	$2.00
Expiration Date	September 2017 to October 2019	October 2017 to December 2019	March 2021 to November 2021

* In conjunction with issuance of convertible notes as disclosed in Note 6, as at December 31, 2016 the Company is committed to issue 1,598,335 warrants upon maturity of the notes.  This includes the conversion of the principal amount and interest accrued and outstanding as at December 31, 2016.

**As explained above, on February 2, 2016 all outstanding warrants have been increased by a factor of 1.197.

During the year ended December 31, 2016, 245,695 warrants expired unexercised.

9. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at Canadian corporate tax rate of approximately 15.50% (2015 - 15.50%) as follows:

Income tax recovery

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$
Net loss for the year before income taxes	(7,280,831)	(5,185,852)

Expected income tax recovery from net loss	(1,128,529)	(803,807)
Non-deductible expenses	618,900	462,915
Other temporary differences	(7,138)	(2,859)
Change in valuation allowance	516,767	343,751
	-	-

Deferred tax asset

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$

Non-capital loss carry forwards	1,389,471	756,534
Other temporary differences	40,499	23,565
Change in valuation allowance	(1,429,970)	(780,099)
	-	-

As of December 31, 2016 and 2015, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred.  The Company decided not to recognize any deferred tax asset, as it is not more likely than not to be realized.  Therefore, a valuation allowance of $1,429,970 and $780,099, for the years ended December 31, 2016 and 2015, respectively, was recorded to offset deferred tax assets.

As of December 31, 2016 and 2015, the Company has approximately $8,964,328 and $4,880,865, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2032 to 2034.

As of December 31, 2016 and 2015, the Company is not subject to any uncertain tax positions.

10. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business.  Other than those disclosed elsewhere in the financial statements, the related party transactions are as follows.

During the year ended December 31, 2016, amounts paid or payable to a related party, through an entity owned by, Mr. Waqaas Al-Siddiq, a shareholder and executive of the Company amounted to $222,140 (2015: $264,600).  Included in this amount are consulting fees and other compensation including car allowance and education reimbursements.  As outlined in Note 5, as at December 31, 2016, the total amount due to the related party is $100,292 (2015: 71,190), is unsecured, non-interest bearing and due on demand.  During the year, the entity owned by Mr. Al-Siddiq also made short term loans amounting to $33,000 to the Company.  These short term loans were repaid by the Company during the year and were unsecured, non-interest bearing and due on demand.

During the year, in addition to the above amount, Mr. Al-Siddiq received additional compensation of $579,864 in his capacity as an executive of the Company, charged to operating expenses during the year. This amount included salary, car allowance, vacation pay, an accrued bonus of $150,000 for 2016 (2015: $63,000) performance and stock based compensation valued at $367,962 (see Note 8) (2015: $2,190,152). Of these amounts, as at year end, a total of $171,902 remains payable to Mr. Al-Siddiq.

No amounts were paid to any other related parties during the year (2015: paid $46,920 to a former director for consulting charges).

11. COMMITMENTS

On January 8, 2016, the Company entered into a 40-month lease agreement for its office premises in California, USA. The monthly rent from the date of commencement to the 12th month is $16,530, from the 13th to the 24th month is $17,026, from the 25th to the 36th month is $17,536, and the final 3 months is $18,062.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 27, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Issuance of Shares

Subsequent to year end and through March 27, 2017, the Company issued an aggregate of 55,101 common shares to consultants in connection with services provided subsequent to year end. The value of these services will be determined based on the market price on the date of issuance.  As outlined in Note 8, the Company also issued an additional 77,463 common shares, subsequent to year-end, to consultants in connection with services provided during the year ended December 31, 2016, the fair value of which was recognized in the period to which the services relate.  An additional 11,980 shares are to be issued for services provided subsequent to year end.

Issuance of Options

Subsequent to year end and through March 27, 2017, an additional 138,888 employee stock options became vested.  These stock options have an exercise price of $2.00 and expire on July 12, 2019.

Issuance of Warrants

Subsequent to year end and through March 27, 2017, the Company issued an aggregate of 145,000 vested options to consultants and vendors in connection with the services provided by them, subsequent to year-end, with exercise prices between $2.24 and $2.67 and expiry dates ranging between October 3, 2018 and February 28, 2020.

Consummation of Bridge Notes Offering

Subsequent to year end, by February 21, 2017, the Company issued additional unsecured convertible promissory notes for an aggregate principal amount of $225,000, which consummated the closing of the Bridge Notes offering described in Note 8.  The aggregate principal raised as part of this offering totaled $2,455,000 and the net proceeds from the offering will be used for working capital and general corporate purposes.

In connection with the Bridge Notes offering, the Company incurred a brokerage commission expense of $173,300, $155,300 relating to the year ended December 31, 2016 and the remaining $18,000 relating to the Bridge Notes offering closed subsequent to year end.

Common Share Financing

On March 7, 2017, the Company sold to accredited investors, in a first closing, an aggregate of 571,561 units (the “Units”) for gross proceeds of $1,000,232 at a purchase price of $1.75 per Unit, in a private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option) (the “Common Share Offering”).  Each unit consists of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share.  After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, the Registrant received net proceeds of approximately $916,841.  The Units will be offered until June 30, 2017 ((extended most recently from March 31, 2017), subject to the right to further extend the Common Share Offering.

Pursuant to an Investment Banking Agreement, as amended (the “Banking Agreement”), dated October 27, 2016 and as amended on February 13, 2017, the Company engaged HRA Capital, acting through Corinthian Partners, L.L.C. (the “Placement Agent”), as the Company’s exclusive agent to assist in selling the Units, subject to the right to the Placement Agent to engage sub-placement agents in connection with the Offering. Pursuant to the Banking Agreement, the Registrant agreed to pay or provide to the Placement Agent and/or sub-placement agents the following compensation at each closing of the Offering: (a) a cash fee of up to 10% of the gross proceeds raised at such closing; provided that in certain circumstances the Placement Agent and its sub-placement agents, collectively, will receive a cash fee of up to 13% of the gross proceeds raised at such closing; (b) reimbursement of reasonable out-of-pocket expense; and (c) subject to certain limitations, a 5-year warrant to purchase 8% of the common stock sold in the Offering at an exercise price of $3.00 per share (the “Placement Agent’s Warrants”). The Placement Agent’s Warrants are not callable and have a customary weighted average anti-dilution provision and a cashless exercise provision. At the first closing of the Common Share Offering, the Registrant paid to the Placement Agent and its sub-agents an aggregate of approximately $83,391, and issued Placement Agent’s Warrants to purchase an aggregate of 45,725 shares of common stock.

If the Company successfully raises a total of $3,000,000 in aggregate proceeds from the Common Share Offering (a “Qualified Financing”), the principal amount of the Bridge Notes described in Note 8 and in Note 12 along with any accrued interest are convertible into units of the Common Share Offering, based upon the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants are further subject to a “most-favored nation” clause in the event the Registrant, prior to maturity of the notes, consummates a financing that is not a Qualified Financing.  Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes, the Company will also pay the Placement Agent up to 8% in broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance.  No cash commissions are payable to the Placement Agent in connection with the conversion of the Bridge Notes as these were paid on the closing of the Bridge Notes offering.

Short Term Unsecured Loans

On March 3, 2017, several individuals and a related party made unsecured, short-term loans to the Company in the total aggregate amount of $201,500.  $151,500 of such amount was repaid on March 7, 2017 out of the proceeds from the Offering. The remaining $50,000 of principal is due on April 7, 2017. The Company used the proceeds from the loans to fund short-term working capital requirements until the closing of the Common Share Offering.

Enhancement of Corporate Governance

On March 9, 2017, the Board established an Audit Committee and a Compensation Committee, each consisting initially of one director. Dr. Norman M. Betts, an independent Board member, was appointed to serve as the initial member of the Audit Committee. Mr. David A. Rosa, an independent Board Member, was appointed to serve as the sole member of the Compensation Committee.

Shares Held in Escrow

On October 31, 2016, the Company amended the escrow agreement relating to the 750,000 shares described in Note 8 above to reduce the number of shares held in escrow and subject to forfeiture from 750,000 to 458,750 shares of common stock, and to extend the forfeiture date from November 2, 2016 to May 2, 2017.  During the year ended December 31, 2016, aggregate gross proceeds of $2,230,000 were raised through the sale of unsecured convertible debentures, thus a total of 170,502 shares were released from escrow, resulting in 288,248 shares of the Company’s common stock remaining in escrow at year end. Subsequent to year end, an additional $1,225,032 was raised in aggregate gross proceeds through the sale of additional unsecured notes and the first closing of the Common Share Offering.  As a result, an additional 93,664 of the Company’s common stock was released from escrow, resulting in 194,584 shares of the Company’s common stock remaining in escrow subsequent to year end.  The remaining 194,584 escrowed shares are subject to a pro rata release to the holders thereof on May 2, 2017 to the extent the Company raises less than the $6,000,000 target, based on the aggregate amount raised through the convertible debt offering or otherwise.