Form 10-KT
period 2017-03-31
BIOTRICITY INC.
filed 2017-06-29
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2017 to March 31, 2017

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

(Do not check if smaller reporting company)

Emerging Growth Company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,419,253.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 28, 2017, was 21,025,619.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1. BUSINESS

Summary

Biotricity Inc. (“Company”, “Biotricity”, “we”, “us” or “our”) is a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT.

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

iMedical was incorporated on July 3, 2014 under the Canada Business Corporations Act. Sensor Mobility Inc. was incorporated on July 22, 2009 under the laws of the Province of Ontario, Canada. Sensor Mobility was also engaged in research and development activities within the remote monitoring segment of preventative care. On August 11, 2014, all the stockholders of Sensor Mobility entered into a series of rollover agreements for the sale of their shares to iMedical. Pursuant to these agreements, all the stockholders of Sensor Mobility received twice the number of shares of iMedical in exchange for their shares in Sensor Mobility. Accordingly, iMedical issued 11,829,500 shares in exchange for 5,914,750 shares of Sensor Mobility, which were subsequently cancelled, effective November 21, 2014. As the former stockholders of Sensor Mobility became the majority stockholders of iMedical in such transaction, it was accounted for as a reverse merger and was treated as an acquisition of iMedical (legal acquirer) and a recapitalization of Sensor Mobility (accounting acquirer). As Sensor Mobility was the accounting acquirer, the results of its operations carried over. Consequently, the assets and liabilities and the historical operations reflected in this Transition Report on Form 10-K for the periods prior to November 21, 2014 are those of Sensor Mobility. Effective from November 21, 2014, the financial statements include the assets, liabilities and operations of iMedical.

Our principal executive office is located at 275 Shoreline Drive, Redwood City, California, and our telephone number is (416) 214-3678. We also have executive offices at 75 International Blvd., Suite 300, Toronto, ON Canada M9W 6L9. Our website address is www.biotricity.com. The information on our website is not part of this Transition Report on Form 10-K.

The Acquisition Transaction

On February 2, 2016, we completed the acquisition of iMedical through our indirect subsidiary 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), as described more fully below (collectively referred to as the “Acquisition Transaction”).

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

the outstanding 11% secured debentures of iMedical (each a “Convertible Debenture”) were adjusted, in accordance with the adjustment provisions thereof, as and from closing, so as to permit the holders to convert (and in some circumstances, permit the Company to force the conversion of) the Convertible Debentures into shares of the common stock of the Company at a 25% discount to the purchase price per share in our next offering.

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

Furthermore, up to 458,750 shares of our common stock that were outstanding prior to the Acquisition Transaction are held in escrow (down from an original 750,000) and are subject to forfeiture in the event we are not able to raise $6 million by the forfeiture date, which was extended from the previous deadlines of November 2, 2016 and May 2, 2017 and is expected to be July 31, 2017. The 458,750 escrowed shares are subject to a pro rata reduction on forfeiture date to the extent we raise less than the $6,000,000, based on the aggregate amount raised through the convertible debt offering or otherwise. As of June 28, 2017, based on the capital raises completed and a pro rata calculation, up to a further 23,290 shares remain in escrow and are subject to potential forfeiture.

Any shares of our common stock and any Exchangeable Shares, in either case that were issued in the Exchangeable Share Transaction, are subject to the following lock-up schedule (unless such schedule is accelerated at the discretion of our board of directors, with the written consent of Highline Research Advisors, LLC, an adviser as further described below):

•

10% shall be released upon effectiveness of the Company’s registration statement in Form S-1 filed with the U.S. Securities and Exchange Commission but not yet effective, allowing for the resale of such shares as provided therein (the “S-1 Filing”);

•

25% shall be released on the 6 month anniversary of effectiveness of the S-1 Filing;

•

50% shall be released on the 9 month anniversary of effectiveness of the S-1 Filing; and

•

the remaining 15% shall be released on the 12 month anniversary of effectiveness of the S-1 Filing.

iMedical entered into a placement agent agreement dated October 31, 2015 with Highline Research Advisors LLC, a former affiliate of Merriman Capital, Inc., pursuant to which, among other things, they agreed to assist iMedical with going public by merger with a public company. The above consent was required to prevent us from unilaterally waiving the lock-up requirements, which was a condition to the Acquisition Transaction in the event Highline was subsequently retained to raise funds on our behalf after the closing of the Acquisition Transaction.

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

In the US, MCT tests are primarily conducted through outsourced Independent Diagnostic Testing Facilities (IDTFs) that are reimbursed at an estimated average rate of approximately $850 per diagnostic test, based on pricing information provided by the Centers for Medicare & Medicaid Services, a part of the U.S. Department of Health and Human Services, and weighted towards the largest markets of New York, California, Texas and Florida.  Reimbursement rates can be lower in smaller markets, although the national average is $801. Further, we believe private insurers provide for substantially similar or better reimbursement rates.

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

The Bioflux MCT solution and business model attempts to address these complications with its complete, turn-key solution, which consists of all three essential components: an easy-to-wear GSM-enabled cardiac monitoring device, ECG reporting software, and introduction and access to a third-party 24/7 ECG monitoring center. As of the date of this Transition Report on Form 10-K, we are in discussions with existing third-party monitoring centers to provide such monitoring services if requested by customers, but no definitive agreement or relationship has as of yet been entered into. Bioflux employs an insourced business model, as the entire Bioflux solution is expected to be free to doctors and revenue is expected to be derived from insurance reimbursable ECG reads. We expect that service providers such as physicians, clinics and/or hospitals can request as many devices as they require, at no cost, provided they are utilized. This creates a revenue model based on usage, with reimbursement to the service provider with amounts then paid to us as a technology vendor and to the monitoring center for their services.

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

On October 18, 2016, we announced that we have received a 510(k) clearance from the U.S. Food and Drug Administration for the software component of our Bioflux solution. We do not expect to require further clearance from the FDA for the final software product delivered to us by CardioComm in December 2016 or for any further design changes, as all key components of the software critical for regulatory review have been submitted to the FDA. Prior to roll-out, we will need to receive a 510(K) clearance for the hardware portion of our Bioflux product, which was submitted in April 2017 for FDA review, and is expected to take from three to 12 months from the date the application is submitted, but could take longer. An FDA clearance is required before we can sell the Bioflux product.

Assuming we obtain 510(k) clearance from the FDA in 2017, we expect to roll-out our first devices to cardiologists, physicians, research scientists and other opinion leaders. In 2018, we expect to begin widespread distribution with the addition of a major channel distributor to enable a market penetration of approximately 2,213 physician offices (approximately 1% of all physician offices in the U.S.), 58 hospitals (approximately 1% of all hospitals in the U.S.), and 30 IDTFs (an estimated 1% of all IDTFs in the U.S.).

In November we announced a partnership with Global to Local (G2L), an organization dedicated to providing programs that improve individual and community health outcomes, expand access to healthcare services, and empower economic development in the most diverse and underserved communities. The collaboration between Biotricity and G2L will initially focus on building innovative solutions for outcome measurements for individuals suffering from chronic disease. Our partnership with G2L is expected to help develop the next generation of chronic care solutions that address the gaps identified in existing solutions, like underserved populations which face barriers to basic health and economic resources, including a lack of access to preventative care. Under the term of our partnership and collaboration agreement with G2L our partnership may be terminated at any time on 60 days’ notice and there are no payment obligations between us and G2L.  Any payment obligations between us and G2L will be negotiated by the Company and G2L.

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

Preventative Care

The preventative care market (also referred to as the health and wellness market) is estimated at $452 billion in 2015. The preventative care market segments include: core diagnostic market and therapeutics ($42 billion), personalized medical care ($100 billion) and nutrition and wellness ($310 billion).

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

Event Monitoring

The Holter and Event Loop monitors are significantly simplified versions of an MCT device without a cellular connectivity solution. Holter and Event Loop monitors require data to be downloaded manually, for test periods of 24 hours to 30 days. With just a few adjustments to the software, Bioflux’s MCT device is expected to be able to be used as a Holter or an Event loop monitor, which would open up the entire Holter and Event Loop monitor markets which are estimated to be $3.7 billion in 2020. Combined with Bioflux’s global cellular chipset, the Bioflux MCT device can become a 3 in 1 device that is applicable to the global event monitoring market. Bioflux intends to offer this complete solution to its three target markets: physicians, clinics/hospitals and IDTFs, which includes the Bioflux MCT device, Bioflux ECG reporting software, and access to a third party ECG monitoring center. There will be no-cost to any of our customers for the device itself, and the entire revenue is derived from the pay-per-use service.

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

•

LifeWatch AG.  LifeWatchAG (SIX Swiss Exchange:LIFE) is a public company with primary operations in Switzerland, the United States and Israel. LifeWatch operates a large network of IDTFs. LifeWatch is smaller relative to CardioNet, yet we believe it follows the same business model. To this end, LifeWatch has developed its own MCT device and software solution, as well as established MCT monitoring centers. We believe that Lifewatch is currently in acquisition discussions with BioTelemetry.

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

•

of the insourcing business model which we believe is applicable to a significantly larger portion of the total available market and enable more efficient, strategic penetration and distribution; and

•

for the other reasons described earlier under “Market Opportunity.”

Intellectual Property

We primarily rely on trade secret protection for our proprietary information. No assurance can be given that we can meaningfully protect our trade secrets. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to, or disclose, our trade secrets.

We have acquired a customized version of what we believe is the only FDA cleared ECG reporting software for use in MCT, from CardioComm Solutions Inc. The software is exclusive for the MCT market, except that CardioComm may continue to work with its pre-existing relationships with respect to existing MCT Solutions, including TZ Medical, although we do not believe that any such pre-existing relationships have incorporated Cardiocomm’s software in their solutions at this time.  The exclusivity is indefinite unless earlier terminated in accordance with the terms of the agreement, including termination by CardioComm if we fail to remain current in the payment of applicable royalty fees. Now that CardioComm has delivered the final software to us, once we receive 510(k) clearance from the FDA, we will be required to pay a royalty fee equal to a $20.00 ECG cardio-scan fee on a per patient and an as-collected basis, managed through the software, provided that the minimum annual royalty fee shall be $75,000 for the first year and $150,000 per annum thereafter.

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

Prior to our acquisition of iMedical in the Acquisition Transaction and for the transition period ended December 31, 2015 and the fiscal year ended August 31, 2015, we did not incur any research and development costs.  We incurred research and development costs of $292,572 for the transition period ended March 31, 2017, and $1,089,472 for the fiscal year ended December 31, 2016. iMedical incurred research and development costs of $1,143,453 for the year ended December 31, 2015.

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

Biotricity expects the custom software and hardware of its proposed products to be classified as Class II. Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness, and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process. As part of the 510(k) or 510(k) de-novo notification process, the FDA may require the following:

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

To obtain 510(k) clearance, Biotricity must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Biotricity submitted a 510(k) notification to the FDA with respect to its custom software in June 2016, and successfully received clearance in October 2016. In April 2017, the Company also completed its 510(k) notification submission to the FDA with respect to its device hardware, on which it anticipates clearance during 2017.

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

Devices that cannot be cleared through the 510(k) process due to lack of a predicate device but would be considered low or moderate risk may be eligible for the 510(k) de-novo process. In 1997, the Food and Drug Administration Modernization Act, or FDAMA added the de novo classification pathway now codified in section 513(f)(2) of the FD&C Act. This law established an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving a Not Substantially Equivalent (or NSE) determination in response to a 510(k) submission. Through this regulatory process, a sponsor who receives an NSE determination may, within 30 days of receipt, request FDA to make a risk-based classification of the device through what is called a “de novo request.” In 2012, section 513(f)(2) of the FD&C Act was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (FDASIA), in order to provide a second option for de novo classification. Under this second pathway, a sponsor who determines that there is no legally marketed device upon which to base a determination of substantial equivalence can submit a de novo request to FDA without first submitting a 510(k).

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign jurisdictions. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Appointment to Board of Advisors

In November 2016, we appointed Dr. Rony Shimony to our Board of Advisors. Mr. Shimony is an internationally recognized clinical cardiologist who brings over 25 years of experience in cardiac patient care and related technology to the Company.

Dr. Shimony, MD, FACC and Associate Profession or Medicine and Cardiology at the Icahn School of Medicine at Mount Sinai in New York, brings vast knowledge and expertise in Cardiovascular Disease to Biotricity, and will help advise the Company as we develop and roll out our innovative biometric device for planned future commercialization. Dr. Shimony joins the existing members of the Board of Advisors – Dr. David Liepert, Thomas Nelson, Bernard Rice, John Rother and Danny Sands – and is expected to assist in guiding the Company on its growth and product development to positively affect patient outcomes.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2017, we had an accumulated deficit of $18,307,215.

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

When the Company’s registration statement on Form S-1 is declared effective by the SEC, there will be a significant number of shares of common stock eligible for sale, which could depress the market price of our common stock.

We are registering for resale substantially all of the approximately 22,500,000 shares of common stock issued or issuable to the iMedical shareholders, in addition to an additional approximately 400,000 shares underlying warrants that we have outstanding. Although the 22,500,000 shares are subject to a lock-up agreement for a period of no more than one year from the effective date of the registration statement, a large number of shares of our common stock would become available for sale in the public market, which could harm the market price of the stock.

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq beneficially owns approximately 18% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The Company could be subject to liability related to certain inaccurate statements about its purported FDA approval

On January 3, 2017 a firm that the Company had engaged, but without the Company’s input or knowledge, published an article titled “Wearable Devices Market Continues to be Driven by Innovation.” A portion of this article was also inadvertently posted on the Company’s website. The article contained certain inaccuracies in that it stated that the Company had received the necessary Food and Drug Administration clearance, which the Company has not obtained.  The firm has removed this article from its source websites and the Company has removed the excerpt that it has posted from its website. However, the Company could still be subject to liability for this statement and other similar statements on the Company’s website or otherwise available on the internet.

The January 3, 2017 Article titled Wearable Devices Market continues to be driven by Innovation could constitute a free writing prospectus

Because the January 3, 2017 article was disseminated prior to the effectiveness of the Company’s registration statement on Form S-1, it could be considered to be a free writing prospectus in connection with an offering by selling shareholders; however the Company is not eligible to use a free writing prospectus and as a result could be subject to liability for improperly using such prospectus.

Material weaknesses may exist when the Company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements.

We are required to provide management’s report on the effectiveness of internal control over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of Sarbanes-Oxley. Material weaknesses may exist when the Company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements under the Exchange Act or Section 404 of Sarbanes-Oxley following the completion of the Acquisition Transaction. The existence of one or more material weaknesses would preclude a conclusion that the Company maintains effective internal control over financial reporting. Such a conclusion would be required to be disclosed in the Company’s future Annual Reports on Form 10-K and could harm the Company’s reputation and cause the market price of its common stock to drop.

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

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. ALTHOUGH WE HAVE INCLUDED ALL RISKS THAT WE BELIEVE ARE MATERIAL AS OF THE DATE OF THIS TRANSITION REPORT ON FORM 10-K, IN REVIEWING THIS TRANSITION REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER SUCH POSSIBLE RISKS.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 3,500 square feet at 275 Shoreline Drive, Redwood City, California. We also have executive offices at leased premises of approximately 3,500 square feet at 75 International Blvd., Suite 300, Toronto, ON Canada M9W 6L9. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on the OTCQB marketplace under the symbol “BTCY” since February 1, 2016. Prior to that, from November 11, 2015, our common stock was quoted on the OTCQB marketplace under the symbol “MTSU,” but did not commence trading until February 15, 2016. On June 28, 2017, the closing price of our common stock as reported on the OTCQB marketplace was $2.65 per share.

The following table sets forth the range of high and low bid prices for our common stock for each of the calendar periods indicated as reported by the OTCQB marketplace. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
2017:
First Quarter	$2.72	$2.03
Second Quarter (through June 28, 2017)	$3.00	$1.99

2016:
First Quarter (from February 15, 2016)	$4.00	$2.48
Second Quarter	$3.00	$0.51
Third Quarter	$3.15	$1.36
Fourth Quarter	$2.98	$1.71

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Shareholders of Record

As of June 28, 2017, an aggregate of 21,025,619 shares of the Company's common stock was issued and outstanding and owned by approximately 136 shareholders of record. Of such shares, as at March 31, 2017, 166,482 of an original 750,000 shares held in escrow continue to be subject to forfeiture if the Company is unable to raise a total of $6,000,000 in capital by the forfeiture date, (extended from the previous deadline of November 2, 2016 and May 2, 2017 and expected to be July 31, 2017), subject to a pro rata release of escrowed shares on that date. During the year ended March 31, 2017, aggregate gross proceeds of $2,455,000 were raised through the sale of unsecured convertible debentures and a further $1,367,573 were raised as part of a private placement of the Company's common shares. As such, thus a total of 292,268 shares were released from escrow, resulting in 166,482 shares of the Company's common stock remaining in escrow at year end. Subsequent to year end, an additional $1,872,820 was raised in aggregate proceeds of follow-on private placement common share issuances.  As a result, an additional 143,193 of the Company's common stock was released from escrow, resulting in 23,290 shares remaining in escrow subsequent to year end. These remaining escrowed shares are subject to a pro rata reduction to the extent the Company raises less than its $6 million target prior to the forfeiture date. To the extent such shares are forfeited, the Company intends to either hold them in treasury or retire such shares so they are neither issued nor outstanding. As of June 28, 2017, 9,123,031 Exchangeable Shares were also issued and outstanding and held by approximately 31 holders of record.  The numbers of record holders do not include beneficial owners holding shares through nominee names.

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

Issuance of Securities

From January 1, 2017 through March 31, 2017, we issued an aggregate of 132,564 shares of our common stock as payment for services rendered by consultants, vendors and other service providers in connection with business development, marketing and communications, medical research and other services provided by them. The issuance of such shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”). We relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered.

From January 1, 2017 through March 31, 2017, we issued an aggregate of 255,750 vested options to consultants and vendors in connection with the services provided by them, with exercise prices between $2.24 and $3.00 and expiry dates ranging between October 3, 2018 and March 9, 2020.  The issuance of such shares was not registered under the Securities Act. The Registrant relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered.

From January 1, 2017 through March 31, 2017, we issued unsecured convertible promissory notes for an aggregate principal amount of $225,000. The offering was made in reliance on the exemption from registration afforded under Section 4(a)(2) of the Securities Act as the offering was not conducted in connection with a public offering and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.

From January 1, 2017 to March 31, 2017, the Company sold to accredited investors, an aggregate of 781,481 units (the “Units”) for gross proceeds of $1,367,573 at a purchase price of $1.75 per Unit, in a private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option) (the “Unit Offering”). Each Unit consists of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $1,232,427. The investors participating in the Unit Offering met the accredited investor definition of Rule 501 of the Securities Act. The offer and sale of the Units in the Unit Offering were made in reliance on the exemption from registration afforded under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. The Offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the Offering.

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

The maximum aggregate number of shares of our common stock that may be issued under the equity incentive plan is 3,949,812, which, except as provided in the plan shall automatically increase on January 1 of each year for no more than 10 years, so the number of shares that may be issued is an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1. The equity incentive plan provides for the grant of, among other awards, (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) non-statutory options and restricted stock to our employees, directors or consultants.

Shown below is information as of March 31, 2017 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,709,998	$ 2.2031	1,239,814

Equity compensation plans not approved by security holders (2)

Directors, Officers and
Employees Stock Option Plan (3)	164,574	0.0001	-

Warrants granted to Directors	80,000	2.0000	-
Broker Warrants (4)	380,682	1.2020	-
Other Warrants
Total	3,335,254		1,239,814

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

(3) On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2017, there were 137,500 outstanding options at an exercise price of $.0001 under this plan. These options now represent the right to purchase 164,574 shares of the Company’s common stock using the ratio of 1.1969:1.  No other grants will be made under this plan.

(4)

In addition to 325,249 shares that would be issued on exercise of warrants intended to compensate brokers for capital raising activities before the Company’s reverse take-over, another 55,433 shares are intended as compensation for the capital raising efforts that led to the issuance of shares to those shareholders who subscribed to the first two closings of the Company’s private placement common share offering.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2017 and should be read in conjunction with our financial statements and related notes of the Company as of and for the transitional three month period ended March 31, 2017, the fiscal year ended March 31, 2017, and the year ended December 31, 2016 and 2015 contained elsewhere in this Transition Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

Forward Looking Statements

Certain information contained in this MD&A and elsewhere in this Transition Report on Form 10-K includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” as well as elsewhere herein.

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

Use of Estimates

The preparation of the audited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, assumptions used in the going concern assessment and stock options. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2017.

Cash

Cash includes cash on hand and balances with banks.

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $292,572 and $1,089,472 for the three month transition period ended March 31, 2017 and the fiscal year ended December 31, 2016, respectively, and $1,143,453 for the year ended December 31, 2015.

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

Results of Operations

From our inception in July 2009 through March 31, 2017, Biotricity has generated a deficit of $18,307,216. We expect to incur additional operating losses, principally because of our continuing anticipated research and development costs and due to anticipated initial limited sales of the Bioflux, our planned first product. When we approach final stages of the anticipated commercialization of the Bioflux, we will have to devote and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs. On April 21, 2017, our Board of Directors authorized the changing of our fiscal year-end from December 31 to March 31. The audited consolidated financial statements for the new fiscal year are reflected in this Transition Report on Form 10-K for the transition period ended March 31, 2017.

For the Three Month Transition Period Ended March 31, 2017 Compared to the Three Month Period Ended March 31, 2016

Operating Expenses

Total operating expenses for the transition period ended March 31, 2017 was $1,546,241 compared to $576,620 for the period ended March 31, 2016, as further described below.

General and administrative expenses

Our general and administrative expenses increased for the transition period ended March 31, 2017 by $918,583 to $1,253,669, compared to $335,086 during the period ended March 31, 2016. The increase was due to the increased professional fees and product marketing and promotion required in preparing for the launch of a developed product.

Research and development expenses

During the transition period ended March 31, 2017, we incurred research and development expenses of $292,572, compared to $241,534 incurred in the period ended March 31, 2016.

Accretion expense

During the transition period ended March 31, 2017, we incurred accretion expense of $276,375 compared to $73,572 incurred in the comparable prior period. The increase in accretion expense was a result of increased financing burden associated with developing the Company’s flagship product.

Change in fair value of derivative liabilities

We recorded a gain of $25,006 due to changes in fair value of our derivative liabilities during the transition period ended March 31, 2017 compared to a loss of $618,959 during the period ended March 31, 2016.

Net Loss

As a result of the foregoing, the net loss for the transition period ended March 31, 2017 was $1,797,610 compared to a net loss of $1,269,151 during the period ended March 31, 2016.

Translation Adjustment

Translation adjustment for the transition period ended March 31, 2017 was a loss of $148,807, as compared to a loss of $61,518, for the period ended March 31, 2016. This translation adjustment represents loss resulted from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2017 was $5,942,170 compared to $3,900,218 for the year ended March 31, 2016, as further described below.

General and administrative expenses

Our general and administrative expenses decreased for the year ended March 31, 2017 by $1,921,493 to $4,803,918 compared to $2,882,425 during the year ended March 31, 2016. The increase was, in part, due to increase in activities.

Research and development expenses

During the fiscal year ended March 31, 2017, we incurred research and development expenses of $1,138,252, compared to $1,017,793 incurred in the year ended March 31, 2016.

Accretion expense

During the fiscal year ended March 31, 2017, we incurred accretion expense of $1,177,674 compared to $133,447 incurred in the comparable prior year period. The increase in accretion expense was a result of the increased financing burden associated with developing the Company’s flagship product.

Change in fair value of derivative liabilities

We recorded a loss of $689,447 due to changes in fair value of our derivative liabilities during the year ended March 31, 2017 compared to a loss of $614,933 during the year ended March 31, 2016.

Net Loss

As a result of the foregoing, the net loss for the fiscal year ended March 31, 2017 was $7,809,291 compared to a net loss of $4,648,598 during the year ended March 31, 2016.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2017 was a loss of $333,863, as compared to a loss of $107,725, for the year ended March 31, 2016. This translation adjustment represents loss resulted from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

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

Liquidity and Capital Resources

The Company is in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize its proposed products.

We generally require cash to:

•

fund our operations and working capital requirements,

•

develop and execute our product development and market introduction plans,

•

fund research and development efforts, and

•

pay any debt obligations as they come due.

56

As a result of its development-mode, pre-revenue operations, the Company has incurred recurring losses from operations, and as at March 31, 2017, has an accumulated deficit of $18,307,215 and a working capital deficiency of $4,417,816. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. As indicated below and disclosed in Notes 5, 7 and 11 to the consolidated financial statements, the Company has developed and continues to pursue sources of funding, including but not limited to the following, that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued:

•

Issuance of shares under private placements during the three months ended March 31, 2017 amounting to $1,237,923, net of issuance costs;

•

Proceeds from issuance of convertible debentures during the three months ended March 31, 2017 amounting to $225,000, net of issuance costs; and

•

Issuance of shares under private placements subsequent to March 31, 2017 amounting to $1,722,775, net of issuance costs

During the fiscal year ended March 31, 2017, our operating activities used cash of approximately $3,748,865 compared to approximately $1,810,147 used during the fiscal year ended March 31, 2016. Changes in working capital items used approximately $327,479 of cash during the fiscal year ended March 31, 2017 as compared to the $433,039 of cash they provided during the fiscal year ended March 31, 2016.

During the fiscal quarter ended March 31, 2017 and through June 28, 2017, we sold to accredited investors an aggregate of Units for gross proceeds of $3,240,393 at a purchase price of $1.75 per Unit (the “Purchase Price”), in a private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option). Each Unit consists of one share of our common stock and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, net proceeds received will be approximately $2,842,276. The Units will be offered until June 30, 2017 (extended from May 31, 2017 and then June 16, 2017), subject to the right to further extend the offering.

During the fiscal quarter ended March 31, 2017, we closed a bridge offering that raised an aggregate face value of $2,455,000 through the sale of convertible promissory notes to various investors.  After the payment of placement agent fees but before the payment of other offering expenses such as legal and accounting fees, we received net proceeds of $2,303,561. These notes had a maturity date of 12 months and carry an annual interest rate of 10%. The principal is paid in cash and all outstanding accrued interest is converted into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity. On May 31, 2017, the outstanding convertible promissory notes converted into an aggregate of 1,823,020 shares of common stock pursuant to the terms of the notes, which also included with warrants to purchase 911,510 shares, pursuant to the terms of the convertible notes, at an exercise price of $3.00. Furthermore, pursuant to the conversion terms of the notes, we issued to the holders thereof five-year warrants to purchase an aggregate of 1,823,020 shares of common stock at an exercise price per share of $2.00.

In August 2016, we converted notes in the aggregate face value of $1,368,978, issued in 2015, into 912,652 shares of common shares. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities and the balance to the carrying value of the notes.

During the fiscal year ended March 31, 2017, we issued an aggregate of 1,367,573 shares of our common stock pursuant to a private offering, as well as a further 1,018,210 as compensation to consultants and other vendors.

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

Based on the above facts and assumptions, we believe our existing cash and cash equivalents, along with private placement funds in escrow or in transit based on executed investor subscriptions of our private placement financing, will be sufficient to meet our needs for the next twelve months from the filing date of Annual Report on Form 10-K. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all.  If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the three month transition period ended March 31, 2017, we used cash in operating activities of $1,086,461 compared to $551,511 for the three month period ended March 31, 2016. For each of the three month transition periods ended March 31, 2017 and March 31, 2016, the cash in operating activities was primarily due to research, product development, business development, marketing and operations.

During the fiscal year ended March 31, 2017, we used cash in operating activities of $3,748,865 compared to $1,810,147 for the year ended March 31, 2016. For each of the fiscal year ended March 31, 2017 and March 31, 2016, the cash in operating activities was primarily due to research, product development, business development, marketing and operations.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,486,102 for the three month transition period ended March 31, 2017, compared to $225,724 for the three month period ended March 31, 2016. For the three month transition period ended March 31, 2017, the cash provided by financing activities was primarily due to the issuance of common shares and convertible promissory notes.

Net cash provided by financing activities was $3,967,504 for the fiscal year ended March 31, 2017 compared to $1,986,973 for the year ended March 31, 2016. For the fiscal year ended March 31, 2017, the cash provided by financing activities was primarily due to the issuance of convertible promissory notes and common shares.

Net cash provided by financing activities was $2,180,200 for the fiscal year ended December 31, 2016 compared to $1,996,628 for the year ended December 31, 2015. For the fiscal year ended December 31, 2016, the cash provided by financing activities was primarily due to the issuance of convertible promissory notes and exercise of warrants.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the three month transition period ended March 31, 2017, the three month period ended March 31, 2016, the fiscal years ended March 31, 2017 and 2016, and the fiscal years ended December 31, 2016 and 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and corresponding notes thereto called for by this item may be found beginning on page F-1 of this Transition Report on Form 10-K.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, since the assessment and control of disclosure decisions is currently performed by a small team.  The Company has improved this situation by adding additional review levels and plans to further remediate this issue as it plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

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

As of March 31, 2017, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of March 31, 2017.

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

Changes in Internal Controls

On March 9, 2017, the Board of Directors established an audit committee and a compensation committee, each consisting initially of one independent director. Our Board of Directors will establish any other committees, as required. There were no other changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq (1)	32	President, Chief Executive Officer and Chairman of the Board of Directors
Dr. Norman M. Betts	62	Director
David A. Rosa	52	Director

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the transition period ended March 31, 2017 (“2017T”) and the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq (2) Chief Executive Officer	2017T	65,000	7,500		183,980		7,552	$264,032
	2016	$ 240,000	$150,000 (3)	-	$ 367,962 (4)	-	$44,042	$ 802,004
	2015	$ 139,225	$ 63,000	-	$ 2,190,152(5)	-	$ 6,600	$ 2,398,977

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

The information disclosed in Note 10 to our audited financial statements included in this Transition Report on Form 10-K for the 2016 and 2015 fiscal years includes amounts paid to Mr. Al-Siddiq and for 2015 only, includes payments made to another individual in addition to payments made to Mr. Al-Siddiq.

(3)

Subsequent to year end, the Board approved a bonus payment of $150,000 to be made to Mr. Al-Siddiq in connection with fiscal 2016 performance. This amount has been accrued as at December 31, 2016, but paid out prior to June 28, 2017.

(4)

For assumptions made in such valuation, see Note 8 to our audited financial statements included in this Transition Report on Form 10-K.

(5)

For assumptions made in such valuation, see Note 8 to our audited financial statements included in this Transition Report on Form 10-K. All of such options were exercised by Mr. Al-Siddiq in 2015.

Outstanding Equity Awards

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2017.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	624,996	1,875,002	-	$2.20	July 12, 2019	-	-	-	-

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

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors during the transition period ended March 31, 2017 (“2017T”) and the fiscal years ended December 31, 2016 and 2015.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Norman M. Betts	2017T	-	-	$9,051	-	-	-	$9,051
	2016	-	-	$24,137	-	-	-	$24,137
	2015	-	-	-	-	-	-	-
David A. Rosa	2017T	-	-	$10,481	-	-	-	$10,481
	2016	-	-	27,950	-	-	-	$27,950
	2015		-	-	-	-	-	-

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

Board Committees

On March 9, 2017, the Board of Directors established an audit committee and a compensation committee, each consisting initially of one director.  Dr. Betts, an independent Board member, was appointed to serve as the initial sole member of the audit committee.  Mr. Rosa, an independent Board member, was appointed to serve as the initial sole member of the compensation committee.  Our Board of Directors will establish any other committees that are required in order to be listed on a national securities exchange.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of June 28, 2017 held by (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 28, 2017 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 30,148,650 shares are outstanding as of June 28, 2017, consisting of 21,025,619 shares of common stock and 9,123,031 common stock equivalents through the Exchangeable Shares. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Waqaas Al-Siddiq (1)	5,615,108	18.08%
Isa Khalid Abdulla Al-Khalifa	2,814,594	9.34%
Riazul Huda (2)(3)	2,142,515	7.11%
Caldwell ICM Market Strategy Trust (2)(4)	1,522,184	5.05%
Ansari American Holdings, LLC (5)	1,436,322	4.76%
Norman M. Betts (6)	40,000	*
David A. Rosa (6)	40,000	*

All directors, director appointees and executive officers as a group (3 person) (1)(6)	5,695,108	18.29%

__________

* Less than 1%

(1)

Includes an option to purchase an aggregate of 902,772 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement. Excludes an additional 1,597,226 shares underlying such option that are not exercisable within 60 days of June 28, 2017.

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

(6)

Represents warrants that were granted during 2016 and are exercisable within 60 days of June 28, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 2, 2016, as part of the Acquisition Transaction and the resignation of Mr. Hasan as our Chief Executive Officer, we cancelled an aggregate of 6,500,000 shares of the Company’s common stock beneficially owned by him.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the transition period and fiscal year ended March 31, 2017 and the fiscal years ended December 31, 2016 and 2015, and the fees billed for other services rendered during those periods.

Fee Category	2017T	2016 Fees	2015 Fees

Audit Fees	$30,000	$47,741	$42,619(1)
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total Fees	$30,000	$47,741	$42,619

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

10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2017 and incorporated herein by reference).
10.11+	Software Development and Services Agreement, dated as if September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc.
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
23.1	Consent of Auditors
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
101	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*

Indicates management contract or compensatory plan or arrangement.

+

Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June 2017.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive, financial and accounting officer)	June 29, 2017
Waqaas Al-Siddiq

/s/Norman M. Betts	Director	June 29, 2017
Norman M. Betts

/s/ David A. Rosa	Director	June 29, 2017
David A. Rosa

Consolidated Financial Statements

Biotricity Inc.

For the three and twelve months ended March 31, 2017 and 2016 and for the twelve months ended December 31, 2016 and 2015

Table of Contents

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements for three and twelve months ended March 31, 2017 and 2016 and for the twelve months ended December 31, 2016 and 2015:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statement of Stockholders’ Deficiency	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6-F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and its subsidiaries [the “Company”] as of March 31, 2017, March 31, 2016, December 31, 2016 and December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the three and twelve months ended March 31, 2017 and for the twelve months ended December 31, 2016 and December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2017, March 31, 2016, December 31, 2016 and December 31, 2015, and the consolidated results of its operations and its consolidated cash flows for the three and twelve months ended March 31, 2017 and for the twelve months ended December 31, 2016 and December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Richmond Hill, Ontario, Canada June 29, 2017	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As at March 31, 2017	As at March 31, 2016	As at December 31, 2016	As at December 31, 2015
	(audited)	(audited)	(audited)	(audited)
	$	$	$	$
CURRENT ASSETS
Cash	424,868	53,643	20,659	410,601
Harmonized sales tax recoverable	939	28,656	9,939	36,291
Deposits and other receivables	14,705	44,186	3,916	39,202
Total current assets	440,512	126,485	34,514	486,094
Deposits and other receivables	33,000	33,000	33,000	33,000
TOTAL ASSETS	473,512	159,485	67,514	519,094

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,137,454	516,934	1,315,995	413,273
Convertible promissory notes [Note 5]	1,556,990	102,744	1,308,712	783,778
Derivative liabilities [Note 6]	2,163,884	75,111	1,511,358	561,220
Total current liabilities	4,858,328	694,789	4,136,065	1,758,271
Convertible promissory notes [Note 5]	-	854,751	-	-
Derivative liabilities [Note 6]	-	1,179,924	-	-
TOTAL LIABILITIES	4,858,328	2,729,464	4,136,065	1,758,271

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at March 31, 2017, December 31, 2016 and March 31, 2016, respectively (December 31, 2015 - 1,000,000), 1 share issued and outstanding as at March 31, 2017 and 2016 and December 31, 2016 and 2015, respectively [Note 7]	1	1	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2017, December 31, 2016 and March 31, 2016, respectively (December 31, 2015 - 100,000,000). Issued and outstanding common shares: 18,075,841 as at March 31, 2017, 15,876,947 as at March 31, 2016, 17,131,589 as at December 31, 2016, 15,876,947 as at December 31, 2015, respectively, and exchangeable shares of 9,123,031 outstanding as at March 31, 2017 and 2016 and December 31, 2016 and 2015, respectively [Note 7]	27,199	25,000	26,255	25,000
Shares to be issued [Note 7]	-	-	200,855	-
Additional paid-in-capital	14,308,583	7,982,465	12,478,520	7,982,598
Accumulated other comprehensive loss	(413,384)	(79,520)	(264,577)	(18,002)
Accumulated deficit	(18,307,215)	(10,497,925)	(16,509,605)	(9,228,774)
Total stockholders' deficiency	(4,384,816)	(2,569,979)	(4,068,551)	(1,239,177)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	473,512	159,485	67,514	519,094

Commitment [Note 10]
Subsequent Events [Note 11]

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2017	Twelve Months Ended March 31, 2016	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
	$	$	$	$	$	$

REVENUE	-	-	-	-	-	-

EXPENSES
General and administrative expenses [Notes 7 and 9]	1,253,669	335,086	4,803,918	2,882,425	3,883,076	3,986,550
Research and development expenses	292,572	241,534	1,138,252	1,017,793	1,089,472	1,143,453
TOTAL OPERATING EXPENSES	1,546,241	576,620	5,942,170	3,900,218	4,972,548	5,130,003

Accretion expense including day one derivative loss [Note 5]	276,375	73,572	1,177,674	133,447	974,871	59,875
Change in fair value of derivative liabilities [Note 6]	(25,006)	618,959	689,447	614,933	1,333,412	(4,026)
NET LOSS BEFORE INCOME TAXES	(1,797,610)	(1,269,151)	(7,809,291)	(4,648,598)	(7,280,831)	(5,185,852)

Income taxes [Note 8]	-	-	-	-	-	-
NET LOSS	(1,797,610)	(1,269,151)	(7,809,291)	(4,648,598)	(7,280,831)	(5,185,852)

Translation adjustment	(148,807)	(61,518)	(333,863)	(107,725)	(246,575)	(35,313)

COMPREHENSIVE LOSS	(1,946,417)	(1,330,669)	(8,143,154)	(4,756,323)	(7,527,406)	(5,221,165)

LOSS PER SHARE, BASIC AND DILUTED	(0.07)	(0.05)	(0.31)	(0.19)	(0.29)	(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,440,190	24,999,978	25,866,328	24,999,978	25,813,228	21,852,834

See accompanying notes to financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2014 [Notes 1 and 7]	1	1	22,028,425	22,028	-	-	4,347,478	17,311	(4,042,922)	343,896
Exercise of warrants for cash [Note 7]	-	-	897,750	898	-	-	706,298	-	-	707,196
Cancellation of shares [Note 7]	-	-	(1,316,700)	(1,317)	-	-	1,228	-	-	(89)
Stock based compensation [Note 7]	-	-	-	-	-	-	2,257,953	-	-	2,257,953
Issuance of warrants for services [Note 7]	-	-	-	-	-	-	672,749	-	-	672,749
Exercise of stock option plan [Note 7]	-	-	3,390,503	3,391	-	-	(3,108)	-	-	283
Translation adjustment	-	-	-	-	-	-	-	(35,313)	-	(35,313)
Net loss for the twelve months ended December 31, 2015	-	-	-	-	-	-	-	-	(5,185,852)	(5,185,852)
Balance, December 31, 2015 (audited)	1	1	24,999,978	25,000	-	-	7,982,598	(18,002)	(9,228,774)	(1,239,177)
Translation adjustment	-	-	-	-	-	-	(133)	(61,518)	-	(61,651)
Net loss for the three months ended March 31, 2016	-	-	-	-	-	-	-	-	(1,269,151)	(1,269,151)
Balance, March 31, 2016 (audited)	1	1	24,999,978	25,000	-	-	7,982,465	(79,520)	(10,497,925)	(2,569,979)
Exercise of warrants for cash [Note 7]	-	-	131,365	131	-	-	105,369	-	-	105,500
Issuance of shares for services [Note 7]	-	-	210,625	211	-	-	604,264	-	-	604,475
Conversion of convertible notes [Note 7]			912,652	913	-	-	2,906,999	-		2,907,912
Issuance of warrants for services [Note 7]	-	-	-	-	-	-	474,232	-	-	474,232
Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	405,058	-	-	405,058
Shares to be issued			-	-	77,463	200,855	-	-		200,855
Translation adjustment	-	-	-	-	-	-	133	(185,057)	-	(184,924)
Net loss for the nine months ended December 31, 2016	-	-	-	-	-	-	-	-	(6,011,680)	(6,011,680)
Balance, December 31, 2016 (audited)	1	1	26,254,620	26,255	77,463	200,855	12,478,520	(264,577)	(16,509,605)	(4,068,551)
Issuance of shares for private placement [Note 7]	-	-	781,480	781	-	-	1,366,791	-	-	1,367,573
Issuance of warrants for private placement investors [Note 7]	-	-	-	-	-	-	(339,308)	-	-	(339,308)
Issuance costs: warrants to brokers [Note 7]	-	-	-	-	-	-	(104,627)	-	-	(104,627)
Issuance of shares for services [Note 7]	-	-	162,772	163	(77,463)	(200,855)	413,573	-	-	212,880
Issuance of warrants for services [Note 7]	-	-	-	-	-	-	402,206	-	-	402,206
Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	221,078	-	-	221,078
Cash issuance costs [Note 7]	-	-	-	-	-	-	(129,650)	-	-	(129,650)
Translation adjustment	-	-	-	-	-	-	-	(148,807)	-	(148,807)
Net loss for the three months ended March 31, 2017	-	-	-	-	-	-	-	-	(1,797,610)	(1,797,610)
Balance, March 31, 2017 (audited)	1	1	27,198,872	27,199	-	-	14,308,583	(413,384)	(18,307,215)	(4,384,816)

See accompanying notes to financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2017	Twelve Months Ended March 31, 2016	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,797,610)	(1,269,151)	(7,809,291)	(4,648,598)	(7,280,831)	(5,185,852)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	221,078	-	626,136	984,283	405,058	2,257,953
Issuance of shares for services	212,880	-	1,018,210	-	805,329	-
Issuance of warrants for services, at fair value	402,206	-	876,438	672,749	474,232	-
Accretion expense, including day one derivative loss	276,375	73,572	1,177,674	133,447	974,871	59,875
Change in fair value of derivative liabilities	(25,006)	618,959	689,447	614,933	1,333,412	(4,026)
Fair value of warrants issued	-	-	-	-	-	672,749
Changes in operating assets and liabilities:
Harmonized sales tax recoverable	9,232	9,483	28,614	46,603	27,841	25,437
Deposits and other receivables	(10,761)	21,656	35,909	(37,032)	38,267	(77,740)
Accounts payable and accrued liabilities	(374,855)	(6,030)	(392,002)	423,468	838,182	287,629
Net cash used in operating activities	(1,086,461)	(551,511)	(3,748,865)	(1,810,147)	(2,383,639)	(1,963,975)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	1,237,923	-	1,237,923	-	-	-
Proceeds from exercise of warrants	-	-	105,500	471,817	105,500	707,196
Proceeds from issuance of convertible debentures, net	225,000	175,000	2,455,000	1,464,149	2,074,700	1,289,149
Proceeds from issuance of stock options	-	-	-	283	-	283
Due to shareholders	23,179	50,724	169,081	50,724	-	-
Net cash provided by financing activities	1,486,102	225,724	3,967,504	1,986,973	2,180,200	1,996,628
Effect of foreign currency translation	4,568	(31,171)	152,586	(258,478)	(186,503)	(70,651)
Net increase (decrease) in cash during the period	399,641	(325,787)	218,639	176,826	(203,439)	32,653
Cash, beginning of period	20,659	410,601	53,643	135,295	410,601	448,599
Cash, end of period	424,868	53,643	424,868	53,643	20,659	410,601

See accompanying notes to financial statements

BIOTRICITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Biotricity Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012.

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

As a result of the Share Exchange, iMedical is now a wholly-owned subsidiary of the Company. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 2, 2016 are those of iMedical and are recorded at the historical cost basis. After February 2, 2016, the Company’s consolidated financial statements include the assets and liabilities of both iMedical and the Company and the historical operations of both after that date as one entity.

On April 21, 2017, the Board of Directors of the Company authorized the changing of the Company’s fiscal year-end from December 31 to March 31, as explained further in Note 11 to the consolidated financial statements. Accordingly, these consolidated financial statements have been prepared covering a transition period from January 1, 2017 to March 31, 2017.

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize its proposed products. The Company has incurred recurring losses from operations, and as at March 31, 2017, has an accumulated deficit of $18,307,215 and a working capital deficiency of $4,417,816. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. As disclosed in Notes 5, 7 and 11 to these consolidated financial statements, the Company has developed and continues to pursue sources of funding, including but not limited to the following, that management believes are sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued.

•

Issuance of shares under private placements during the three months ended March 31, 2017 amounting to $1,237,923, net of issuance costs;

•

Proceeds from issuance of convertible debentures during the three months ended March 31, 2017 amounting to $225,000, net of issuance costs; and

•

Issuance of shares under private placements subsequent to March 31, 2017 amounting to $1,722,775, net of issuance costs

The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional debt and equity financing and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the absence of additional financing, the Company may have to modify its operating plan to slow down the pace for development and commercialization of its proposed products.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2017 and 2016, and as at December 31, 2016 and 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, deposits and other receivables, convertible promissory notes, and accounts payable and accrued liabilities. The Company's cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 2, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement on January 1, 2017, and the adoption did not have a material impact on the consolidated financial position and/or results of operations.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2017	As at March 31, 2016	As at December 31, 2016	As at December 31, 2015
	$	$	$	$
Trade accounts payable	866,188	295,203	823,595	274,055
Accrued liabilities	271,266	168,125	337,400	139,218
Advances from investors	-	-	155,000	-
Due from related parties	-	53,606	-	-
	1,137,454	516,934	1,315,995	413,273

Trade accounts payable as at March 31, 2017 and 2016, and December 31, 2016 and 2015 include $nil, $112,047, $100,292, and $71,190, respectively, due to an entity owned by a shareholder and executive of the Company.  The payable balances arose primarily due to consulting charges. Additionally, accrued liabilities as at March 31, 2017 and 2016, and December 31, 2016 and 2015 include $7,500, $nil, $171,902, and $nil, respectively due to the same shareholder and executive of the Company in his capacity as an employee of the Company.

Advances from investors as at December 31, 2016 represented funds received from investors prior to December 31, 2016 in connection with the Bridge Notes offering for which final subscriptions were not executed at December 31, 2016.  Subsequent to December 31, 2016, this amount formed part of the additional $225,000 in convertible notes that consummated the convertible notes offering (see Note 5).

Amounts due from related parties are unsecured, non-interest bearing and due on demand.

5. CONVERTIBLE PROMISSORY NOTES

Pursuant to a term sheet offering of up to $2,000,000, during the year ended December 31, 2015, the Company issued convertible promissory notes to various accredited investors amounting to $1,368,978 in face value. These notes had a maturity date of 24 months and carried an annual interest rate of 11%. The note holders had the right to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock any time until the note was fully paid. The notes had a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price was to reset to 75% of the future financing pricing. These notes did not contain prepayment penalties upon redemption. These notes were secured by all of the present and after acquired property of the Company. However, the Company could force conversion of these notes, if during the term of the agreement, the Company completed a public listing and the Common Share price exceeded the conversion price for at least 20 consecutive trading days. At the closing of the Notes, the Company issued cash (7%) and warrants (7% of the number of Common Shares into which the Notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company. The warrants have a term of 24 months and a similar reset provision based on future financings.

Pursuant to the conversion provisions, in August 2016, the Company converted the promissory notes, in the aggregate face value of $1,368,978, into 912,652 shares of common shares as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see Note 6) and the balance to the carrying value of the notes.

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes as at March 31, 2017	-

As at March 31, 2016, the accreted value of $957,495 has been disclosed $102,744 as current and $854,751 as non-current.

In March 2016, the Company commenced a bridge offering of up to an aggregate of $2,500,000 of convertible promissory notes.  Up to March 31, 2017, the Company issued to various investors notes (“Bridge Notes”) in the aggregate face value of $2,455,000 (December 31, 2016 – $2,230,000). The Bridge Notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal and all outstanding accrued interest may be converted into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity. However, all the outstanding principal and accrued interest would convert into units/securities upon the consummation of a qualified financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the qualified financing. Upon the maturity date of the notes, the Company also has an obligation to issue warrants exercisable into a number of shares of the Company securities equal to (i) in the case of a qualified financing, the number of shares issued upon conversion of the note and (ii) in all other cases, the number of shares of the Company's common stock equal to the quotient obtained by dividing the outstanding balance by 2.00.

Subsequent to March 31, 2017, all Bridge Notes were converted into the Company’s common shares, as explained in Note 11 to the consolidated financial statements.

F-12

In connection with the Bridge Notes offering, the accreted value of this offering was as follows as at March 31, 2017 and December 31, 2016, respectively:

	As at March 31, 2017	As at December 31, 2016
	$	$
Face value of convertible promissory notes issued	2,455,000	2,230,000
Day one derivative loss recognized during the year	35,249	26,309
Discount recognized at issuance due to embedded derivatives	(1,389,256)	(1,155,660)
Cash financing costs	(174,800)	(155,300)
Accretion expense	630,797	363,363
Accreted value of convertible promissory notes	1,556,990	1,308,712

The embedded conversion features and reset feature in the notes and broker warrants have been accounted for as a derivative liability based on FASB guidance (see Note 7).

General and administrative expenses include interest expense on all above notes of $60,534, $196,650, and $32,837 for the three months ended March 31, 2017, twelve months ended December 31, 2016 and twelve months ended December 31, 2015, respectively.

Accrued expenses include interest accrual on above notes as at March 31, 2017 of $162,542 (as at December 31, 2016 and 2015 – $102,426, $nil, respectively).

6. DERIVATIVE LIABILITIES

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

The derivative liabilities arising from convertible promissory notes/warrants and related issuance of broker warrants are as follows:

	Convertible Notes	Broker Warrants	Private Placement Investor Warrants	Total
	$	$	$	$
Derivative liabilities as at December 31, 2015	480,952	80,268	-	561,220
Derivative fair value at issuance (Note 5)	1,155,660	-	-	1,155,660
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,538,934)	-	-	(1,538,934)
Change in fair value of derivatives	1,325,972	7,440	-	1,333,412
Derivative liabilities as at December 31, 2016	1,423,650	87,708	-	1,511,358
Derivative fair value at issuance	233,597	104,627	339,308	677,532
Change in fair value of derivatives	23,114	(48,114)	(6)	(25,006)
Derivative liabilities as at March 31, 2017	1,680,361	144,221	339,302	2,163,884

The lattice methodology was used to value the derivative components, using the following assumptions at issuance and during the following periods:

Assumptions	As at March 31, 2017	As at March 31, 2016	As at December 31, 2016	As at December 31, 2015
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.62% – 0.91%	0.21% - 0.59%	0.44% – 0.62%	0.33% - 0.72%
Volatility	103% – 106%	100% - 105%	101% – 105%	98% - 100%
Remaining terms (Years)	0.01 – 1.0	1 - 1.5	0.21 – 1.0	1.72 - 2.0
Stock price ($ per share)	$2.50 and $2.58	$2.55 and $2.48	$1.49 and $3.00	$2.00

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ DEFICIENCY

a)

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

As at March 31, 2017, the Company is authorized to issue 125,000,000 (December 31, 2016 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (December 31, 2016 – 10,000,000) shares of preferred stock ($0.001 par value).

b)

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

At March 31, 2017, there were 18,075,841 (December 31, 2016 – 17,131,589, March 31, 2016 – 15,876,947, and December 31, 2015 – 15,876,947) shares of common stock issued and outstanding. Additionally, as of March 31, 2017, there were 9,123,031 outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

Out of outstanding common stock of 27,198,872 as at March 31, 2017, 166,482 were held in escrow and subject to forfeiture (also refer to Note 11) in the event the Company does not raise at least $6 million by the forfeiture date which is expected to be July 31, 2017, with provisions for pro rata adjustments for capital financing raised in the meantime.

c)

Share issuances

During May 2015, the Company repurchased 1,316,700 (1,100,000 Pre-Exchange Agreement) of its outstanding common shares at cost from a former director.  These shares were cancelled upon their repurchase.

During the twelve months ended December 31, 2016, as explained in Note 6, the Company issued 912,652 shares of common stock in connection with the conversion of notes.

During the twelve months ended December 31, 2016, the Company issued an aggregate of 210,625 shares of common stock to six consultants. $604,475 representing the fair value of the shares issued was charged to operations. An additional 77,463 shares are to be issued, subsequent to year-end, in connection with commitments relating to the December 31, 2016 year end, $200,855 representing the fair value of these shares charged to operations.  The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

During the twelve months ended December 31, 2016, the Company issued an aggregate of 131,365 shares of its common stock upon exercise of warrants and received $105,500 of exercise cash proceeds.

During the three months ended March 31, 2017, the Company sold to accredited investors, an aggregate of 781,480 units (the “Units”) for gross proceeds of $1,367,573 at a purchase price of $1.75 per Unit, pursuant to a private offering of a minimum of $1,000,000, up to a maximum of $8,000,000 (the “Common Share Offering”).  Each unit consist of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. If the Company successfully raises a total of $3,000,000 in aggregate proceeds from the Common Share Offering (a “Qualified Financing”), the principal amount of the Bridge Notes along with the accrued interest as explained in Note 6 are convertible into units of the Common Share Offering, based upon the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants are further subject to a “most-favored nation” clause in the event the Company, prior to maturity of the notes, consummates a financing that is not a Qualified Financing.  Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes the Company will also pay the Placement Agent up to 8% in broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance.  In connection with the private placement, the Company incurred cash issuance costs of $129,650 and issued broker warrants and warrants to private placement investors having fair values of $104,627 and $339,308 (also refer warrant issuances paragraph), respectively. Cash issuance costs along with fair values of warrants have been adjusted against additional paid in capital.

During the three months ended March 31, 2017, the Company issued an aggregate of 162,772 shares of common stock (including 77,463 shares to be issued as disclosed as at December 31, 2016) to various consultants. The fair value of these shares amounting to $413,573 have been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

d)

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

During August and September 2015, 299,250 (250,000 pre-Exchange Agreement) warrants were exercised at a price of $0.85 ($1.05 pre-Exchange Agreement) per share and the Company received gross cash proceeds of $253,800 (net proceeds of $236,438).  In connection with the proceeds received, the Company paid in cash $17,362 as fees and issued 20,947 (17,500 pre-Exchange Agreement) broker warrants which were fair valued at $14,627 and were allocated to cash with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life of 24 months, a risk free rate ranging from 0.04% to 1.07%, stock price of $2 and expected volatility in the range of 98% to 100%, determined based on comparable companies historical volatilities.

e)

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

During the year twelve months ended December 31, 2016, the Company issued 472,084 warrants in connection with consulting services, entitling the holders to purchase one common share against each warrant at an exercise price in the range of $2.00-$2.58. These warrants were fair valued amounting to approximately $474,232 which was charged to the statement of operations. The fair value has been estimated using a multi-nominal lattice model with an expected life ranging from 0.75 to 3 years, a risk free rate ranging from 0.45 to 1.47, stock price of $2.15 to $2.58 annual attrition rate of up to 5% and expected volatility in the range of 101% to 105% determined based on comparable companies historical volatilities.

During the three months ended March 31, 2017, in connection with the private placement as explained above in “Share Issuances”, the Company issued 55,433 warrants to the brokers and 390,744 to private placement investors. These warrants were fair valued at $443,935 and were adjusted with the additional paid in capital. For the assumptions used, refer to Note 6.

The fair value of warrants issued for services of $402,206, include fair value $266,627 (issuance of 255,750 warrants) during the three months ended March 31, 2017 and $94,553 represents the vesting of warrants issued in the previous periods and $41,026 represents accelerated vesting due to cancellation of 50,000 warrants.

f)

Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.  As of March 31, 2017 and December 31, 2016, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan.  These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at March 31, 2017 and December 31, 2016.  No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2017 and December 31, 2016	164,590	0.0001

The fair value of options at the issuance date were determined at $2,257,953 which were fully expensed during the twelve months ended December 31, 2015 based on vesting period and were included in general and administrative expenses with corresponding credit to additional paid-in-capital. During the twelve months ended December 31, 2015, 3,390,503 (2,832,500 Pre-exchange Agreement) options were exercised by those employees who met the vesting conditions; 50% of the grants either vest immediately or at the time of U.S. Food and Drug Administration (FDA) filing date and 50% will vest upon Liquidity Trigger.  Liquidity Trigger means the day on which the board of directors resolve in favour of i) the Company is able to raise a certain level of financing; ii) a reverse takeover transaction that results in the Company being a reporting issuer, and iii) initial public offering that results in the Company being a reporting issuer.

During the three months ended March 31, 2017, no outstanding options under the above plan were exercised.

2016 Equity Incentive Plan

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

During July 2016, the Company granted an officer options to purchase an aggregate of 2,499,998 shares of common stock at an exercise price of $2.20 subject to a 3 year vesting period, with the fair value of the options being expensed over a 3 year period. Two additional employees were also granted 175,000 options to purchase shares of common stock at an exercise price of $2.24 with a 1 year vesting period, with the fair value of the options being expensed over a 1 year period. One additional employee was also granted 35,000 options to purchase shares of common stock at an exercise price of $2.24 with a 2 year vesting period, with the fair value of the options expensed over a 2 year period.

The fair value of the 2016 equity incentive was $2,372,108. The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	2,709,998	2.2031
Exercised	-	-
Outstanding as of March 31, 2017 and December 31, 2016	2,709,998	2.2031

During the three months ended March 31, 2017, the Company recorded stock based compensation of $221,078 in connection with 2016 equity incentive plan ($405,058 for the twelve months ended December 31, 2016) under general and administrative expenses with corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions for both 2016 and 2015 equity incentive plans:

	2016	2015
Exercise price ($)	2.00 – 2.58	0.0001
Risk free interest rate (%)	0.45 - 1.47	0.04 - 1.07
Expected term (Years)	1.0 - 3.0	10.0
Expected volatility (%)	101 – 105	94
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	0.88	0.74
Expected forfeiture (attrition) rate (%)	0.00 – 5.00	5.00 - 20.00

g)

Outstanding warrants

At March 31, 2017, the Company had the following warrant securities outstanding:

	Broker Warrants	Consultant Warrants	Warrants with Convertible Notes*	Private Placement Common Share Issuance Warrants	Total
As at December 31, 2015	271,742	380,000	-	-	651,742
RTO adjustment**	53,507	74,860	-	-	128,367
After RTO	325,249	454,860	-	-	780,109
Less: Exercised	-	(131,365)	-	-	(131,365)
Less: Expired	-	(245,695)	-	-	(245,695)
Add: Issued	-	622,500	-	-	622,500
As at December 31, 2016	325,249	700,300	-	-	1,025,549
Less: Expired/cancelled	-	(50,000)	-	-	(50,000)
Add: Issued	55,433	255,750	-	390,744	701,927
As at March 31, 2017	380,682	906,050	-	390,744	1,677,476
Exercise Price	$ 0.75-$3.00	$ 0.84-$3.00	$ 2.00	$ 3.00
Expiration Date	September 2017 to March 2022	October 2017 to March 2020	March 2021 to November 2021	March 2020

* In conjunction with issuance of convertible notes as disclosed in Note 6, as at March 31, 2017 the Company is committed to issue 1,823,020 warrants upon maturity of the notes.  This includes the conversion of the principal amount and interest accrued and outstanding as at March 31, 2017.

**As explained above, on February 2, 2016 all outstanding warrants have been increased by a factor of 1.197.

8. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at Canadian corporate tax rate of approximately 15.50% as follows:

Income tax recovery

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2017	Twelve Months Ended March 31, 2016	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
	$	$	$	$	$	$
Net loss	(1,797,610)	(1,269,151)	(7,809,291)	(4,648,598)	(7,280,831)	(5,185,852)

Expected income tax recovery	(278,630)	(196,718)	(1,210,440)	(720,533)	(1,128,529)	(803,807)
Non-deductible expenses	98,771	-	98,771	717,671	618,900	462,915
Other temporary differences	(600)	(1,327)	(11,992)	(6,411)	(7,138)	(2,859)
Change in valuation allowance	180,459	198,045	1,123,661	9,273	516,767	343,751
	-	-	-	-	-	-

Deferred tax assets

	As at March 31, 2017	As at March 31, 2016	As at December 31, 2016	As at December 31, 2015
	$	$	$	$

Non-capital loss carry forwards	1,607,478	944,596	1,389,471	756,534
Other temporary differences	62,917	22,238	40,499	23,565
Change in valuation allowance	(1,670,395)	(966,834)	(1,429,970)	(780,099)
	-	-	-	-

As of March 31, 2017 and 2016, and December 31, 2016 and 2015, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2017 and 2016, and December 31, 2016 and 2015, the Company has approximately $10,370,826, $6,158,577, $8,964,328, $4,880,865, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2032 to 2034.

As of March 31, 2017 and 2016, and December 31, 2016 and 2015, the Company is not subject to any uncertain tax positions.

9. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business.  Other than disclosed elsewhere in the Company’s consolidated financial statements, related party transactions are as follows.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2017	Twelve Months Ended March 31, 2016	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
	$	$	$	$	$	$
Consulting fees and allowance*	-	43,680	178,460	129,078	222,140	145,825
Salary and allowance**	80,052	-	291,954	63,000	211,902	63,000
Stock based compensation***	203,512	-	623,561	1,054,958	420,049	2,190,152
Total	283,564	43,680	1,093,975	1,247,036	854,091	2,398,977

* Consulting fees and allowance represents amounts paid/payable to a related party owned by a shareholder/chief executive officer of the Company.

** Salary and allowance include salary, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder or the chief executive officer of the Company.

*** Stock based compensation represent the fair value of the options, warrants and equity incentive plan for directors, shareholders and the chief executive officer of the Company.

10. COMMITMENT

On January 8, 2016, the Company entered into a 40-month lease agreement for its office premises in California, USA. The monthly rent from the date of commencement to the 12th month is $16,530, from the 13th to the 24th month is $17,026, from the 25th to the 36th month is $17,536, whereas the final 3 months is $18,062.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to June 28, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Common Share Financing

In addition to the conversion of bridge notes (see below) into common shares, between April 1 and June 16, 2017, the Company sold to accredited investors, in multiple closings, an aggregate of 1,070,183 units (the “Units”) for gross proceeds of $1,872,820 at a purchase price of $1.75 per Unit, in a private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option) (the “Common Share Offering”).  Each unit consist of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share.  After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, the Registrant received net proceeds of approximately $1,722,775.  The Units will be offered to investors until June 30, 2017, subject to an extension of the Common Share Offering.

Pursuant to an Investment Banking Agreement previously entered into by the Company with a Placement Agent, the Company is obligated to pay the following compensation at each closing of the Common Share Offering: (a) a cash fee of up to 10% of the gross proceeds raised at such closing; provided that in certain circumstances the Placement Agent and its sub-placement agents, collectively, will receive a cash fee of up to 13% of the gross proceeds raised at such closing; (b) reimbursement of reasonable out-of-pocket expense; and (c) subject to certain limitations, a 5-year warrant to purchase 8% of the Common Stock sold in the Offering at an exercise price of $3.00 per share (the “Placement Agent’s Warrants”). The Placement Agent’s Warrants are not callable and have a customary weighted average anti-dilution provision and a cashless exercise provision. Based on the multiple closings that were completed by June 16, 2017, the Company paid to the Placement Agent and its sub-agents an aggregate of approximately $398,116, and issued Placement Agent’s Warrants to purchase an aggregate of 141,047 shares of Common Stock.

Conversion of Bridge Notes

Until May 31, 2017, the Company successfully raised more than the threshold amount of $3,000,000 in aggregate proceeds from the Common Share Offering (a “Qualified Financing”) required in order to convert the principal amount of the Bridge Notes described in Note 8, along with accrued interest thereon, into units of the Common Share Offering, based upon the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants were further subject to a “most-favored nation” clause in the event the Registrant, prior to maturity of the notes, consummates a financing that is not a Qualified Financing.  Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes the Company will also pay the Placement Agent up to 8% in broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance.  No cash commissions are payable to the Placement Agent in connection with the conversion of the Bridge Notes as these were paid on the closing of the Bridge Notes offering.

Pursuant to meeting the capital raising threshold of $3,000,000, convertible notes with an aggregate principal amount of $2,455,000, issued between March 31, 2016 and February 21, 2017, along with accrued interest of $203,571 were converted into an aggregate of 1,823,020 shares of the Company’s common stock, with warrants to purchase 911,510 shares, pursuant to the terms of the convertible notes, at an exercise price of $3.00. Furthermore, pursuant to conversion terms, the Company also issued five-year warrants to the same security holders, allowing them to purchase an aggregate of 1,823,020 shares of the Company’s common stock at an exercise price per share of $2.00.

Shares Held in Escrow

On October 31, 2016, the Company amended the escrow agreement relating to the 750,000 shares described in Note 8 above to reduce the number of shares held in escrow and subject to forfeiture from 750,000 to 458,750 shares of common stock. The forfeiture date within this agreement has been subsequently extended and is expected to be July 31, 2017.  During the year ended March 31, 2017, aggregate gross proceeds of $2,455,000 were raised through the sale of unsecured convertible debentures and a further $1,367,573 were raised as part of a private placement of the Company's common shares. As such, a total of 292,268 shares were released from escrow, resulting in 166,482 shares of the Company's common stock remaining in escrow at year end. Subsequent to year end, an additional $1,872,820 was raised in aggregate proceeds of follow-on private placement common share issuances.  As a result, an additional 143,193 of the Company's common stock will be released from escrow, resulting in 23,290 shares remaining in escrow as at June 28, 2017. These remaining escrowed shares are subject to a pro rata reduction to the extent the Company raises less than its $6 million target.

Issuance of Shares

Subsequent to year end through June 29, 2017, the Company issued an aggregate of 30,208 common shares to consultants in connection with media and marketing services provided during the three months ended March 31, 2017. The Company also negotiated repayment of vendor payable amounts totaling $79,083 through the issuance of 32,623 common shares.

U.S. Food and Drug Administration (FDA) Application

On April 12, 2017, the Company filed for a second and final 510(k) application for approval of the hardware portion of its Bioflux solution with the FDA, and expects to receive a response during 2017. The Company has already received FDA approval for the software portion of its remote cardiac monitoring wearable. The device hardware approval is material to the Company because it is the final regulatory requirement needed to bring its flagship product to market.

Change in Year End

On April 21, 2017, the Company announced that it is changing its year-end to March 31st, in pursuit of a national stock exchange listing and preparation to meet the respective filing requirements. The Company believes that listing on a national securities exchange will result in greater liquidity, a higher profile, and a larger following among investment analysts and the public.