Form 10-Q
period 2017-06-30
BIOTRICITY INC.
filed 2017-08-14
CIK 1630113

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
275 Shoreline Drive, Suite 150 Redwood City, California 94056
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

  Emerging Growth Company   o

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,501,393 shares of Common Stock1, $0.001 par value at August 14, 2017.

1 Not including 9,123,031 exchangeable shares.

BIOTRICITY, INC.

Index

Part I – Financial Information

PART 1

FINANCIAL INFORMATION

BIOTRICITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2017 (unaudited) and MARCH 31, 2017 (audited)
(Expressed in US Dollars)

	As at June 30, 2017	As at March 31, 2017
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	1,192,832	424,868
Harmonized sales tax recoverable	8,267	939
Deposits and other receivables	7,720	14,705
Total current assets	1,208,819	440,512

Deposits and other receivables	33,000	33,000
TOTAL ASSETS	1,241,819	473,512

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	707,345	1,137,454
Convertible promissory notes [Note 5]	-	1,556,990
Derivative liabilities [Note 6]	4,074,312	2,163,884
TOTAL LIABILITIES	4,781,657	4,858,328

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at June 30, 2017 and March 31, 2017, respectively, 1 share issued and outstanding as at June 30, 2017 and March 31, 2017, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at June 30, 2017 and March 31, 2017, respectively. Issued and outstanding common shares: 21,181,061 as at June 30, 2017 and 18,075,841 as at March 31, 2017, respectively, and exchangeable shares of 9,123,031 outstanding as at June 30, 2017 and March 31, 2017, respectively [Note 7]	30,304	27,199
Shares to be issued [Note 7]	116,875	-
Additional paid-in-capital	17,423,384	14,308,583
Accumulated other comprehensive loss	(499,874)	(413,384)
Accumulated deficit	(20,610,528)	(18,307,215)
Total stockholders' deficiency	(3,539,838)	(4,384,816)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	1,241,819	473,512

Commitment [Note 9]

Subsequent Events [Note 10]

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016
(Expressed in US Dollars)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(unaudited)	(unaudited)
	$	$

REVENUE	-	-

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	1,066,659	534,438
Research and development expenses	315,110	266,370
TOTAL OPERATING EXPENSES	1,381,769	800,808

Accretion expense [Note 5]	879,416	120,531
Change in fair value of derivative liabilities [Note 6]	42,128	123,268
NET LOSS BEFORE INCOME TAXES	(2,303,313)	(1,044,607)

Income taxes	-	-
NET LOSS	(2,303,313)	(1,044,607)

Translation adjustment	(86,490)	(129,591)

COMPREHENSIVE LOSS	(2,389,803)	(1,174,198)

LOSS PER SHARE, BASIC AND DILUTED	(0.084)	(0.042)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,512,483	24,999,978

See accompanying notes to the condensed consolidated interim financial statements

BIOTRICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2017 and 2016
(unaudited)
(Expressed in US Dollars)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,303,313)	(1,044,607)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	221,078	-
Issuance of shares for services	155,486	-
Issuance of warrants for services, at fair value	142,989	-
Accretion expense, including day one derivative loss	879,416	120,531
Change in fair value of derivative liabilities	42,128	123,268

Changes in operating assets and liabilities:
Harmonized sales tax recoverable	7,328	2,574
Deposits and other receivables	(6,982)	26,427
Accounts payable and accrued liabilities	(423,015)	193,240
Net cash used in operating activities	(1,284,885)	(578,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of cash issuance costs	1,926,780	-
Proceeds from exercise of warrants	-	13,000
Proceeds from issuance of convertible debentures, net	-	700,000
Due to shareholders	-	(39,795)
Net cash provided by financing activities	1,926,780	673,205

Effect of foreign currency translation	126,069	(114,383)

Net increase in cash during the period	641,895	94,638

Cash, beginning of period	424,868	53,643

Cash, end of period	1,192,832	33,898

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (Unaudited)

(Expressed in US dollars)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the three and twelve months ended March 31, 2017 and for the twelve months ended December 31, 2016 and December 31, 2015 and notes thereto included in the Form 10-KT filed with the SEC on June 29, 2017. The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The Company’s fiscal year-end is March 31.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize its proposed products. The Company has incurred recurring losses from operations, and as at June 30, 2017, has an accumulated deficit of $20,610,528 and a working capital deficiency of $3,572,838. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. The Company has developed and continues to pursue sources of funding, including but not limited to the following, that management believes are sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued:

•

Sale of share and warrant units under private placements during the three months ended June 30, 2017 that raised gross proceeds of $2,244,845;

•

Sale of share and warrant units under private placements subsequent to June 30, 2017 that raised gross proceeds of $435,579.

The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional debt and equity financing, the planned repayment dates of outstanding operating liabilities, and the state of the general economic environment in which the Company operates.  There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the absence of additional financing, the Company may have to modify its operating plan to slow down the pace for development and commercialization of its proposed products.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options and warrants, as well as assumptions used by management in its assessment of liquidity. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement will not have a material impact on the financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculate the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted this pronouncement on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its unaudited condensed financial position and/or results of operations.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2017	As at March 31, 2017
	$	$
Accounts payable	582,743	866,188
Accrued liabilities	124,602	271,266
	707,345	1,137,454

Accounts payable as at June 30, 2017, and March 31, 2017 include $117,133 and $195,081, respectively, due to a shareholder and executive of the Company, primarily as a result of bonus and allowance compensation payable in that individual’s capacity as an employee.

5. CONVERTIBLE PROMISSORY NOTES

Pursuant to a term sheet offering of $2,000,000, the Company during the year ended December 31, 2015 issued convertible promissory notes to various accredited investors amounting to $1,368,978 in face value. These notes have a maturity date of 24 months and carry annual interest rate of 11%. The note holders have the right until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The note has a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price will reset to 75% of the future financing pricing. These notes do not contain prepayment penalties upon redemption.  These notes were secured by all of the then present and after acquired property of the Company.  However, the Company was entitled to force conversion of these notes, if during the term of the agreement, the Company completed a public listing and the common share price exceeded the conversion price for at least 20 consecutive trading days. At the closing of the offering, the Company issued cash (7%) and warrants (7% of the number of common shares into which the notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company.  The warrants have a term of 24 months and a similar reset provision based on future financings.

Pursuant to the conversion provisions, in August 2016, the Company converted the promissory notes, in the aggregate face value of $1,368,978, into 912,652 shares of common shares as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see note 6) and the balance to the carrying value of the notes.

Accreted value of convertible promissory notes as of December 31, 2015	$ 783,778
Accretion expense	585,200
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes as of June 30, 2017	$ -

In March 2016, the Company commenced a bridge offering of up to an aggregate of $2,500,000 of convertible promissory notes.  Up to March 31, 2017, the Company issued to various investors notes (“Bridge Notes”) in the aggregate face value of $2,455,000 (December 31, 2016 – $2,230,000). The Bridge Notes had a maturity date of 12 months and carried an annual interest rate of 10%. The Bridge Notes principal and all outstanding accrued interest were able to be converted into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity. However, all the outstanding principal and accrued interest would convert into units/securities upon the consummation of a qualified financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the qualified financing. Upon the maturity date of the notes, the Company also had an obligation to issue warrants exercisable into a number of shares of the Company securities equal to (i) in the case of a qualified financing, the number of shares issued upon conversion of the note and (ii) in all other cases, the number of shares of the Company's common stock equal to the quotient obtained by dividing the outstanding balance by 2.00.

On May 31, 2017, all Bridge Notes were converted into the Company’s common stock:

Accreted value of convertible promissory notes as of March 31, 2017	$ 1,556,990
Accretion expense	879,416
Conversion of notes transferred to equity (Note 7, c)	(2,436,406)
Face value of convertible promissory notes as of June 30, 2017	$ -

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

The derivative liabilities arising from convertible promissory notes/warrants and related issuance of broker warrants are as follows:

	Embedded Warrants in Convertible Notes*	Broker Warrants	Private Placement Investor Warrants and Warrants issued on conversion of convertible notes	Total
	$	$	$	$
Derivative liabilities as at December 31, 2015	480,952	80,268	-	561,220
Derivative fair value at issuance (Note 5)	1,155,660	-	-	1,155,660
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,538,934)	-	-	(1,538,934)
Change in fair value of derivatives	1,325,972	7,440	-	1,333,412
Derivative liabilities as at December 31, 2016	1,423,650	87,708	-	1,511,358
Derivative fair value at issuance	233,597	104,627	339,308	677,532
Change in fair value of derivatives	23,114	(48,114)	(6)	(25,006)
Derivative liabilities as at March 31, 2017	1,680,361	144,221	339,302	2,163,884
Derivative fair value at issuance	-	385,635	3,183,614	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)	-	-	(1,700,949)
Change in fair value of derivatives	20,588	(65,874)	87,414	42,128
Derivative liabilities as at June 30, 2017	-	463,982	3,610,330	4,074,312

*This represents the fair value of embedded warrants to be issued on conversion of these notes.

The lattice methodology was used to value the derivative components, using the following assumptions at issuance and during the following periods:

Assumptions	As at June 30, 2017	As at March 31, 2017
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.84% – 1.14%	0.62% – 0.91%
Volatility	118%	103% – 106%
Remaining terms (Years)	0.07 – 0.64	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70	$2.50 and $2.58

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

As at June 30, 2017, the Company is authorized to issue 125,000,000 (March 31, 2017 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2017 – 10,000,000) shares of preferred stock ($0.001 par value).

b)

Exchange Agreement

As initially described in Note 1 above, on February 2, 2016:

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

c)

Share issuances

During May 2015, the Company repurchased 1,316,700 (1,100,000 Pre-Exchange Agreement) of its outstanding common shares at cost from a former director.  These shares were cancelled upon repurchase.

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

During the three months ended March 31, 2017, the Company sold to accredited investors, an aggregate of 781,480 units (the “Units”) for gross proceeds of $1,367,573 at a purchase price of $1.75 per Unit, pursuant to a private offering of a minimum of $1,000,000, up to a maximum of $8,000,000 (the “Common Share Offering”).  Each unit consist of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. If the Company successfully raises a total of $3,000,000 in aggregate proceeds from the Common Share Offering (a “Qualified Financing”), the principal amount of the Bridge Notes along with the accrued interest as explained in Note 6 are convertible into Units, based upon the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants are further subject to a “most-favored nation” clause in the event the Company, prior to maturity of the Bridge Notes, consummates a financing that is not a Qualified Financing.  Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes the Company would also pay the Placement Agent up to 8% in broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance.  In connection with the Common Share Offering, the Company incurred cash issuance costs of $129,650 and issued broker warrants and warrants to investors having fair values of $104,627 and $339,308, respectively. Cash issuance costs along with fair values of warrants have been adjusted against additional paid in capital.

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

During the three months ended June 30, 2017, the Company sold to accredited investors a further total of 1,282,769 Units, of which 57,143 were to be issued after June 30, 2017 (refer to Note 7(d)), for gross proceeds of $2,244,845 (net proceeds of $1,926,780) and converted the aggregate principal amount of $2,455,000 (net proceeds of $2,274,800) raised in its Bridge Note offering, plus accrued interest thereon, into a further 1,823,020 Units (each of which correspond to one share and half of one warrant, as described above).  In connection with the Common Share Offering, including the Bridge Notes that were converted into Units thereof, the Company incurred cash issuance costs of $492,865 ($318,065 cash issuance costs relating to private placement) and issued broker warrants and warrants to investors having fair values of $385,635 and $3,183,614, respectively. Cash issuance costs along with fair values of warrants have been adjusted against additional paid in capital.

During the three months ended June 30, 2017, the Company issued an aggregate of 56,576 common stock to various consultants. The fair value of these shares amounted to $138,611 and has been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital.

d)

Shares to be issued

Subsequent to the three months ended June 30, 2017, the Company is obligated to issue 6,250 shares of common stock to various consultants. The fair value of these shares amounted to $16,875 and has been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance. Additionally, the Company will be issuing 57,143 Units for gross proceeds of $100,000 raised in connection with its sale of private placement Units (refer to Note 7(c)).

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

During the three months ended March 31, 2017, in connection with the private placement as explained above in “Share Issuances”, the Company issued 55,433 warrants to brokers and 390,744 to private placement investors. These warrants were fair valued at $443,935 and recorded as a reduction to additional paid in capital. Also during that period, 255,750 warrants fair valued at $402,206 were issued as compensation for services. For the valuation assumptions used, refer to Note 6.

During the three months ended June 30, 2017, in connection with its Common Share Offering and conversion of convertible notes (also refer Note 5), the Company issued in total 225,040 warrants to brokers, fair valued at $385,635, and 3,375,914 warrants fair valued at $3,183,614 to investors; of this latter amount, 2,734,530 related to warrants issued on conversion of convertible notes (refer to Note 5) and 641,384 related to private placement common share issuance warrants (refer to Note 7(c)). These warrants were recorded as a reduction to additional paid in capital with a corresponding credit to derivative liabilities.

During the three months ended June 30, 2017, the Company also issued 62,500 warrants as compensation for services, which were fair valued at $142,989 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. For the valuation assumptions used, refer to Note 6.

At June 30, 2016 the Company had the following warrant securities outstanding:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Common Share Issuance Warrants	Total
As at December 31, 2015	271,742	380,000	-	-	651,742
RTO adjustment**	53,507	74,860	-	-	128,367
After RTO	325,249	454,860	-	-	780,109
Less: Exercised	-	(131,365)	-	-	(131,365)
Less: Expired	-	(245,695)	-	-	(245,695)
Add: Issued	-	622,500	-	-	622,500
As at December 31, 2016	325,249	700,300	-	-	1,025,549
Less: Expired/cancelled	-	(39,584)	-	-	(39,584)
Add: Issued	55,433	255,750	-	390,744	701,927
As at March 31, 2017	380,682	916,466	-	390,744	1,687,892
Less: Expired/cancelled	-	-	-	-	-
Add: Issued	225,040	62,500	2,734,530	641,384	3,663,454
As at June 30, 2017	605,722	978,966	2,734,530	1,032,128	5,351,346
Exercise Price	$0.78-$3.00	$2.00-$2.70	$2.00	$3.00
Expiration Date	September 2017 to June 2022	October 2017 to June 2020	January 2020 to June 2022	April 2020 to June 2020

**As explained above, on February 2, 2016 all outstanding warrants at that time had been increased by a factor of 1.197.

f)

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

g)

Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.  As of June 30 and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan.  These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at June 30 and March 31, 2017.  No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of June 30 and March 31, 2017	164,590	0.0001

The fair value of options at the issuance date were determined at $2,257,953 which were fully expensed during the twelve months ended December 31, 2015 based on vesting period and were included in general and administrative expenses with corresponding credit to additional paid-in-capital. During the twelve months ended December 31, 2015, 3,390,503 (2,832,500 Pre-exchange Agreement) options were exercised by those employees who met the vesting conditions; 50% of the grants either vest immediately or at the time of U.S. Food and Drug Administration (FDA) filing date and 50% will vest upon Liquidity Trigger.  Liquidity Trigger means the day on which the board of directors resolve in favour of i) the Company is able to raise a certain level of financing; ii) a reverse takeover transaction that results in the Company being a reporting issuer, and iii) initial public offering that results in the Company being a reporting issuer. During the three month periods ended June 30, 2017 and March 31, 2017, no outstanding options under this above plan were exercised.

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

The fair value of the 2016 equity incentive plan was $2,372,108 at the time that options were originally granted. The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	2,709,998	2.2031
Exercised	-	-
Outstanding as of June 30 and March 31, 2017	2,709,998	2.2031

During the three months ended June 30, 2017, the Company recorded stock based compensation of $221,078 in connection with 2016 equity incentive plan (June 30, 2016 – $nil) under general and administrative expenses with a corresponding credit to additional paid in capital.

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

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	$	$
Consulting fees and allowance*	-	45,126
Salary and allowance**	150,052	-
Stock based compensation***	190,491	-
Total	340,543	45,126

The above expenses were recorded under general and administrative expenses.

* Consulting fees and allowance represents amounts paid/payable to a related party owned by a shareholder that is a member of key management of the Company.

** Salary and allowance include salary, car allowance, vacation pay, bonus and other allowances paid or payable to key management of the Company.

*** Stock based compensation represent the fair value of the options, warrants and equity incentive plan for directors and key management of the Company.

9. COMMITMENTS

On January 8, 2016, the Company entered into a 40-month lease agreement for its office premises in California, USA. The monthly rent from the date of commencement to the 12th month is $16,530, from the 13th to the 24th month is $17,026, from the 25th to the 36th month is $17,536, whereas the final 3 months is $18,062.

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 14, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On July 31, 2017, the Company announced its final closing of its private placement Unit Offering having raised a further $435,579 in gross proceeds subsequent to June 30, 2017, through the sale of a further 248,903 Units. On August 10, 2017, the Company accepted one additional subscription of $25,000 into its private placement Unit Offering, as a result of receiving wire funds that were previously in transit, such that the cumulative effect on common stock, including exchangeable shares, was that it increased to 30,624,424 shares, as at that date. The Unit Offering raised total gross proceeds of $6,527,997, including $2,455,000 initially raised as convertible Bridge Notes that were converted. After payment of Placement Agent fees and expenses but before the payment of other Unit Offering expenses such as legal and accounting expenses, we received net cash proceeds, from the commencement of the Unit Offering to August 10, 2017, of approximately $5,849,367, including the net cash proceeds of $2,274,800 received as a result of sale and subsequent conversion of the convertible Bridge Notes. Based on the multiple closings that were completed by August 10, 2017, the Company paid to the Placement Agent and its sub-agents an aggregate of approximately $678,630 in fees, and issued Placement Agent’s Warrants to purchase an aggregate of 301,528 shares of common stock. The offer and sale of the Units in the Common Share Offering were made in reliance on the exemption from registration afforded under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

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

Use of Estimates

The preparation of the audited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options and warrants, as well as assumptions used by management in its assessment of liquidity. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2017.

Cash

Cash includes cash on hand and balances with banks.

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

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $315,110 for the three months ended June 30, 2017, compared to $266,370 for the corresponding period ended June 30, 2016.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360-10, we review the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. We determine if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved.

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

Operating Leases

We lease office space and certain office equipment under operating lease agreements. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

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

Recently Issued Accounting Pronouncements

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement will not have a material impact on the financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculate the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted this pronouncement on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its unaudited condensed financial position and/or results of operations.

Results of Operations

From our inception in July 2009 through June 30, 2017, Biotricity has generated a deficit of $20,610,528. We expect to incur additional operating losses, principally because of our continuing anticipated research and development costs and anticipated initial limited sales associated with a measured and well-executed commercialization path for Bioflux, our planned first product. As we approach final stages of the anticipated commercialization, we expect to continue to devote significant resources towards capital expenditures and research and development associated with product enhancement and new products that we are planning to develop.

On April 21, 2017, our Board of Directors authorized the changing of our fiscal year-end from December 31 to March 31.

Three Month Period Ended June 30, 2017, Compared to Three Month Period Ended June 30, 2016

Operating Expenses

Total operating expenses for the three month period ended June 30, 2017 were $1,381,769 compared to $800,808 for the three month periods ended June 30, 2016, as further described below.

For the three month period ended June 30, 2017, we incurred general and administrative expenses of $1,066,659 compared to $534,438 for the three month period ended June 30, 2016. The increase was due to the increased professional fees and product marketing and promotion required in preparing for the launch of a developed product, as well as payroll and compensation-related expenses associated with building an engineering division that is less reliant on contract consultants.

For the three month period ended June 30, 2017, we incurred research and development expenses of $315,110 compared to research and development expenses of $266,370 for the three month period ended June 30, 2016. The increase for the three month period ended June 30, 2017 is mainly due to increased activity associated with completing our FDA approval process and preparing Bioflux for commercialization.

Accretion expense of $879,416 for the three month period ended June 30, 2017 and change in fair value of derivative liabilities of $42,128 for the three month period ended June 30, 2016 relate to the Company’s capital raising activities, including costs associated with the $2,455,000 in convertible notes that were converted during the period, as well as warrants used to compensate advisors and marketing professionals assisting with the development and commercialization of the Company’s flagship product.

Net Loss

Net loss for the three month period ended June 30, 2017 was $2,303,313 (2016: $1,044,607) resulting in a loss per share of $0.084 for the three month period ended June 30, 2017 (2016: $0.042).

Translation Adjustment

Translation adjustment loss for the three month period ended June 30, 2017 was $86,490 as compared to translation adjustment loss of $129,521 for the three months ended June 30, 2016. This translation adjustment represents loss resulted from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency of U.S. dollars.

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

As a result of its development-mode, pre-revenue operations, the Company has incurred recurring losses from operations, and as at June 30, 2017, has an accumulated deficit of $20,610,528 and a working capital deficiency of $3,572,838. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. As indicated below, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

During the fiscal quarter ended June 30, 2017, we sold to accredited investors an aggregate of 1,282,769 Units, of which 57,143 are to be issued, for gross proceeds of $2,244,845 at a purchase price of $1.75 per Unit (the “Purchase Price”), in a private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option). Each Unit consists of one share of our common stock and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, net proceeds received were approximately $1,926,780. The Units were offered for sale until July 31, 2017 (extended from, most recently, June 30, 2017).

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

On July 31, 2017, the Company announced its final closing of its private placement Unit Offering having raised a further $435,579 in gross proceeds subsequent to June 30, 2017, through the sale of a further 248,903 Units. On August 10, 2017, the Company accepted one additional subscription of $25,000 into its private placement Unit Offering, as a result of receiving wire funds that were previously in transit, such that the cumulative effect on common stock, including exchangeable shares, was that it increased to 30,624,424 shares, as at that date. The Unit Offering raised total gross proceeds of $6,527,997, including $2,455,000 initially raised as convertible Bridge Notes that were converted. After payment of Placement Agent fees and expenses but before the payment of other Unit Offering expenses such as legal and accounting expenses, we received net cash proceeds, from the commencement of the Unit Offering to August 10, 2017, of approximately $5,849,367, including the net cash proceeds of $2,274,800 received as a result of sale and subsequent conversion of the convertible Bridge Notes. Based on the multiple closings that were completed by August 10, 2017, the Company paid to the Placement Agent and its sub-agents an aggregate of approximately $678,630 in fees, and issued Placement Agent’s Warrants to purchase an aggregate of 301,528 shares of common stock. Investors participating in the Unit Offering met the accredited investor definition of Rule 501 of the Securities Act. The offer and sale of the Units in the Unit Offering were made in reliance on the exemption from registration afforded under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. The Unit Offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the Unit Offering.

As we proceed with the commercialization of the Bioflux product development, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

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

Based on the above facts and assumptions, we believe our existing cash and cash equivalents, along with private placement funds in escrow or in transit based on executed investor subscriptions of our private placement financing, will be sufficient to meet our needs for the next twelve months from the filing date of the Quarterly Report on Form 10-Q. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all.  If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the three months ended June 30, 2017, we used cash in operating activities of $1,284,885 compared to $578,567 for the three months ended June 30, 2016.  This was due to increased expenditures undertaken on research, product development, business development, marketing and operating activities.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $1,926,780 for the three months ended June 30, 2017 compared to $673,205 for the three months ended June 30, 2016. The increase is primarily due to the sale of our private placement offering, which raised net proceeds of $1,926,780 during the period.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the three month periods ended June 30, 2017 or 2016.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors

Not applicable for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered issuance of securities during the period covered by this quarterly report have been previously disclosed on the Company’s current reports on Form 8-K, with the exception of the following:

During the three months ended June 30, 2017, the Company issued an aggregate of 56,576 shares of common stock to consultants for services rendered or to be rendered. The shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

Sale of Units

On August 10, 2017, the Company accepted an additional subscription of $25,000 to its private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option) (the “Offering”), which Offering closed on July 31, 2017. Pursuant to the subscription, the Company will issue 14,286 units (the “Units”) at a purchase price of $1.75 per Unit (the “Purchase Price”), in the Offering. Each Unit consists of one share of common stock, par value $0.001 per share (the “Common Stock”) and a three-year warrant (the “Warrant”) to purchase one-half share of Common Stock at an initial exercise price of $3.00 per whole share (the “Warrant Shares”). The Units were sold to the subscriber pursuant to a Subscription Agreement (the “Subscription Agreement”). After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, net proceeds will be approximately $21,750.

Pursuant to an Investment Banking Agreement, as amended (the “Banking Agreement”), the Company engaged HRA Capital, acting through Corinthian Partners, L.L.C. (the “Placement Agent”), as the Company’s exclusive agent to assist in selling the Units, subject to the right to the Placement Agent to engage sub-placement agents in connection with the Offering. Pursuant to the Banking Agreement, the Company agreed to pay or provide to the Placement Agent and/or sub-placement agents the following compensation at each closing of the Offering: (a) a cash fee of up to 10% of the gross proceeds raised at such closing; provided that in certain circumstances the Placement Agent and its sub-placement agents, collectively, will receive a cash fee of up to 13% of the gross proceeds raised at such closing; (b) reimbursement of reasonable out-of-pocket expense; and (c) subject to certain limitations, a 5-year warrant to purchase 8% of the Common Stock sold in the Offering at an exercise price of $3.00 per share (the “Placement Agent’s Warrants”). The Placement Agent’s Warrants are not callable and have a customary weighted average anti-dilution provision and a cashless exercise provision. With respect to this additional subscription, the Company paid to the Placement Agent and its sub-agents an aggregate of approximately $3,250, and issued Placement Agent’s Warrants to purchase an aggregate of approximately 1,143 shares of Common Stock.

The foregoing description of the Banking Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Banking Agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017.

Pursuant to the terms of a Registration Rights Agreement included as part of the Subscription Agreement, the Company agreed to file a registration statement on Form S-1 (or any other applicable form exclusively for the Offering) registering for resale under the Securities Act, all of the shares of the Common Stock sold in the Offering and the Warrant Shares.

The investor participating in the Offering met the accredited investor definition of Rule 501 of the Securities Act. The offer and sale of the Units in the Offering were made in reliance on the exemption from registration afforded under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. The Offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with the Offering.

Corporate Governance and Nominating Committee

On August 11, 2017, the Company’s Board of Directors designated a Corporate Governance and Nominating Committee, consisting initially of 2 independent Board members. As part of the designation, the Board adopted a Charter of the Corporate Governance and Nominating Committee which provides, among other things, that the Committee shall (i) identify individuals qualified to become members of the Board and (ii) recommend that the Board select the director nominees for the next annual meeting of shareholders. Furthermore, the responsibilities of the Committee shall include the following:

•

Identify individuals qualified to become Board members, consistent with criteria approved by the Board, receive nominations for such qualified individuals; select, or recommend that the Board select, the director nominees for the next annual meeting of shareholders; taking into account each candidate's ability, judgment and experience and the overall composition of the Board; and

•

Review and, in its discretion, revise the policy under which stockholders of the Company may recommend a candidate to the Committee for consideration for nomination as a director.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

XBRL Instance.

101.SCH

XBRL Taxonomy Extension Schema.

101.CAL

XBRL Taxonomy Extension Calculation.

101.DEF

XBRL Taxonomy Extension Definition.

101.LAB

XBRL Taxonomy Extension Labels.

101.PRE

XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2017.

BIOTRICITY, INC.

By: /s/ Waqaas Al Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive and financial officer)