Form 10-Q
period 2017-09-30
BIOTRICITY INC.
filed 2017-11-14
CIK 1630113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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

(800) 590-4155

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

  Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,705,562 shares of Common Stock, $0.001 par value at November 14, 2017. The Company also has 9,123,031 Exchangeable Shares outstanding as of November 14, 2017, that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 30,828,593 outstanding shares.

BIOTRICITY, INC.

Part I – Financial Information

i

PART 1

FINANCIAL INFORMATION

BIOTRICITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	As at September 30, 2017	As at March 31, 2017
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	607,149	424,868
Harmonized sales tax recoverable	20,541	939
Deposits and other receivables	6,722	14,705
Total current assets	634,412	440,512

Deposits and other receivables	33,000	33,000
TOTAL ASSETS	667,412	473,512

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	762,804	1,137,454
Convertible promissory notes [Note 5]	-	1,556,990
Derivative liabilities [Note 6]	-	2,163,884
TOTAL LIABILITIES	762,804	4,858,328

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at September 30, 2017 and March 31, 2017, respectively, 1 share issued and outstanding as at September 30, 2017 and March 31, 2017, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at September 30, 2017 and March 31, 2017, respectively. Issued and outstanding common shares: 21,607,634 as at September 30, 2017 and 18,075,841 as at March 31, 2017, respectively, and exchangeable shares of 9,123,031 outstanding as at September 30, 2017 and March 31, 2017, respectively [Note 7]	30,731	27,199
Shares to be issued [Note 7]	13,625	-
Additional paid-in-capital	22,025,886	14,308,583
Accumulated other comprehensive loss	(583,732)	(413,384)
Accumulated deficit	(21,581,903)	(18,307,215)
Total stockholders' deficiency	(95,392)	(4,384,816)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	667,412	473,512

Commitment [Note 9]

Subsequent Events [Note 10]

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Expressed in US Dollars)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	-	-	-	-

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	1,041,275	1,155,016	2,129,474	1,689,454
Research and development expenses	413,624	248,048	728,734	514,418
TOTAL OPERATING EXPENSES	1,454,899	1,403,064	2,858,208	2,203,872

Accretion expense [Note 5]	-	473,552	879,416	594,083
Change in fair value of derivative liabilities [Note 6]	-	465,832	20,588	589,100
NET LOSS BEFORE INCOME TAXES	(1,454,899)	(2,342,448)	(3,758,212)	(3,387,055)

Income taxes	-	-	-	-
NET LOSS	(1,454,899)	(2,342,448)	(3,758,212)	(3,387,055)

Translation adjustment	(83,858)	(80,101)	(170,348)	(209,692)

COMPREHENSIVE LOSS	(1,538,757)	(2,422,549)	(3,928,560)	(3,596,747)

LOSS PER SHARE, BASIC AND DILUTED	(0.048)	(0.090)	(0.127)	(0.134)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,590,667	25,542,107	29,529,534	25,228,725

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,758,212)	(3,387,055)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	442,155	196,142
Issuance of shares for services	419,217	443,677
Issuance of warrants for services, at fair value	174,976	-
Accretion expense	879,416	594,083
Change in fair value of derivative liabilities	20,588	589,100
Fair value of warrants issued	-	-

Changes in operating assets and liabilities:
Harmonized sales tax recoverable	(19,602)	13,898
Deposits and other receivables	7,983	30,763
Accounts payable and accrued liabilities	(374,650)	305,865
Net cash used in operating activities	(2,208,129)	(1,213,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	2,340,409	-
Proceeds from exercise of warrants	-	105,500
Issuance of convertible debentures, net	-	1,349,200
Due to shareholders	-	(50,724)
Net cash provided by financing activities	2,340,409	1,403,976

Effect of foreign currency translation	50,001	(220,352)

Net increase in cash during the period	132,280	190,494

Cash, beginning of period	424,868	53,643

Cash, end of period	607,149	23,783

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

On February 2, 2016, the Company entered into an exchange agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and wholly owned subsidiary (incorporated on February 2, 2016), 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), iMedical, and the former shareholders of iMedical (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account certain shares pursuant to the Exchange Agreement as further explained in Note 7 to the unaudited interim condensed consolidated financial statements. These subsidiaries were solely used for the issuance of exchangeable shares in the reverse takeover transaction and have no other transactions or balances. After giving effect to this transaction, the Company acquired all of iMedical’s assets and liabilities and commenced operations through iMedical.

As a result of the Share Exchange, iMedical is now a wholly-owned subsidiary of the Company. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the unaudited interim condensed consolidated financial statements for the periods prior to February 2, 2016 are those of iMedical and are recorded at the historical cost basis. After February 2, 2016, the Company’s consolidated financial statements include the assets and liabilities of both iMedical and the Company and the historical operations of both after that date as one entity.

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements for the three and twelve months ended March 31, 2017 and for the twelve months ended December 31, 2016 and December 31, 2015 and notes thereto included in the Form 10-KT filed with the SEC on June 29, 2017. The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The Company’s fiscal year-end is March 31.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize its proposed products. The Company has incurred recurring losses from operations, and as at September 30, 2017, has an accumulated deficit of $21,581,903 and a working capital deficiency of $128,392. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. The Company has developed and continues to pursue sources of funding, including but not limited to the following, that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued:

•

Sale of share and warrant units under private placements during the three months ended September 30, 2017 that raised gross proceeds of $460,579;

•

Interest and ongoing negotiations with investment dealers for convertible debt and private placement capital raising transactions in an amount of approximately $2 million.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options and warrants, as well as assumptions used by management in its assessment of liquidity. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2017 and 2016.

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

Foreign Currency Translation

The functional currency of the Canadian based company is the Canadian dollar and the US based company is USD. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the interim unaudited condensed consolidated financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ deficit. The Company has not, to the date of these unaudited interim condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of April 1, 2017. In doing so, warrants with a down round feature previously treated as a derivative liabilities in the consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Recently Issued Accounting Pronouncements

In July, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 is to “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. The Company has issued financial instruments with down round features. The Company opted to adopt ASU 2017-11 in the three month interim period ended September 30, 2017, which is effective from April 1, 2017, with adjustments reflected in the accumulated deficit of stockholders’ deficiency as of April 1, 2017. Please refer to Note 6.

The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Management does not expect to have a significant impact of this ASU on the Company’s unaudited interim condensed consolidated financial statements.

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the unaudited interim condensed consolidated financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited interim condensed consolidated financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculate the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted this pronouncement on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited interim condensed consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its unaudited interim condensed consolidated financial position and/or results of operations.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30, 2017	As at March 31, 2017
	$	$
Accounts payable	624,613	866,188
Accrued liabilities	138,191	271,266
	762,804	1,137,454

Accounts payable as at September 30, 2017, and March 31, 2017 include $146,185 and $195,081, respectively, due to a shareholder and executive of the Company, primarily as a result of bonus and allowance compensation payable in that individual’s capacity as an employee.

5. CONVERTIBLE PROMISSORY NOTES

Pursuant to the terms of an offering of up to $2,000,000, iMedical during the year ended December 31, 2015 issued convertible promissory notes to various accredited investors amounting to $1,368,978 in face value. These notes have a maturity date of 24 months and carry annual interest rate of 11%. The note holders have the right until any time until the note is fully paid, to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The note has a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price will reset to 75% of the future financing pricing. These notes do not contain prepayment penalties upon redemption.  These notes were secured by all of the then present and after acquired property of the Company.  However, the Company was entitled to force conversion of these notes, if during the term of the agreement, the Company completed a public listing and the common share price exceeded the conversion price for at least 20 consecutive trading days. At the closing of the offering, the Company issued cash (7%) and warrants (7% of the number of common shares into which the notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company.  The warrants have a term of 24 months and a similar reset provision based on future financings.

Pursuant to the conversion provisions, in August 2016, the Company converted the promissory notes, in the aggregate face value of $1,368,978, into 912,652 shares of common shares as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see note 6) and the balance to the carrying value of the notes.

Accreted value of convertible promissory notes as of December 31, 2015	$ 783,778
Accretion expense	585,200
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes as of September 30, 2017	$ -

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

On May 31, 2017, all Bridge Notes having a face value of $2,436,406, were converted into the Company’s common stock:

Accreted value of convertible promissory notes as of March 31, 2017	$ 1,556,990
Accretion expense	879,416
Conversion of notes transferred to equity (Note 7, c)	(2,436,406)
Face value of convertible promissory notes as of September 30, 2017	$ -

The embedded conversion features and reset feature in the notes and broker warrants were accounted for as a derivative liability based on FASB guidance (refer Note 6).

6. DERIVATIVE LIABILITIES

As explained in Note 3 under New Accounting Pronouncements ASU 2017-11 provides a change to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For the quarter ended September 30, 2017, the Company adopted the provisions of ASU 2017-11 to account for the down round features of its warrants issued with its private placements effective April 1, 2017. The Company used a modified retrospective approach to adoption, which does not restate its financial statements as at the prior year end, March 31, 2017. Adoption is effective as of April 1, 2017, the beginning of the Company’s current fiscal year. The cumulative effect of this accounting standard update adjusted accumulated deficit as of April 1, 2017 by $483,524, with a corresponding adjustment to derivative liabilities:

Balance Sheet Impacts Under ASU 2017-11	As of April 1, 2017

Accumulated Deficit	483,524
Derivative Liabilities	(483,524)

The impact on the unaudited June 30, 2017 Balance Sheet and Statement of Operations is as follows:

Balance Sheet Impacts Under ASU 2017-11	As of June 30, 2017

Derivative Liabilities	$ (4,074,312)
Additional Paid in Capital	3,569,248
Accumulated Deficit	483,524

Income Statement Impacts Under ASU 2017-11	As of June 30, 2017
Reversal of change in fair value of derivative liabilities	$ 21,540

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase its common stock. In certain circumstances, these options or warrants have previously been classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

Previously, the Company's derivative instrument liabilities were re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occurred. For options, warrants and bifurcated embedded derivative features that were accounted for as derivative instrument liabilities, the Company estimated fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The details of derivative liabilities (pre and post adoption of ASU 2017-11) were as follows:

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at September 30, 2017 (post-adoption)	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

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

As at September 30, 2017, the Company is authorized to issue 125,000,000 (March 31, 2017 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2017 – 10,000,000) shares of preferred stock ($0.001 par value).

b)

Exchange Agreement

As initially described in Note 1 above, on February 2, 2016:

•

The Company issued approximately 1.197 shares of its common stock in exchange for each common share of iMedical held by iMedical shareholders who in general terms, were not residents of Canada (for the purposes of the Income Tax Act (Canada). Accordingly the Company issued 13,376,947 shares;

•

Shareholders of iMedical who in general terms, were Canadian residents (for the purposes of the Income Tax Act (Canada)) received approximately 1.197 Exchangeable Shares in the capital of Exchangeco in exchange for each common share of iMedical held. Accordingly, the Company issued 9,123,031 Exchangeable Shares;

•

Each outstanding option to purchase common shares in iMedical (whether vested or unvested) was exchanged, without any further action or consideration on the part of the holder of such option, for approximately 1.197 economically equivalent replacement options of the Company with an inverse adjustment to the exercise price of the replacement option to reflect the exchange ratio of approximately 1.197:1;

•

Each outstanding warrant to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each Warrant, with an inverse adjustment to the exercise price of the Warrants to reflect the exchange ratio of approximately 1.197:1

•

Each outstanding advisor warrant to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each such advisor warrant, with an inverse adjustment to the exercise price of the advisor warrants to reflect the exchange ratio of approximately 1.197:1; and

•

The outstanding 11% secured convertible promissory notes of iMedical were adjusted, in accordance with the adjustment provisions thereof, as and from closing, so as to permit the holders to convert (and in some circumstances permit the Company to force the conversion of) the convertible promissory notes into shares of the common stock of the Company at a 25% discount to purchase price per share in the Company’s next offering.

Issuance of common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

c)

Share issuances

During May 2015, iMedical repurchased 1,316,700 (1,100,000 Pre-Exchange Agreement) of its outstanding common shares at cost from a former director.  These shares were cancelled upon repurchase.

During the twelve months ended December 31, 2016, as explained in Note 6, the Company issued 912,652 shares of common stock in connection with the conversion of notes.

During the twelve months ended December 31, 2016, the Company issued an aggregate of 210,625 shares of common stock to six consultants. $604,475 representing the fair value of the shares issued was charged to operations. An additional 77,463 were issued, in connection with commitments relating to the December 31, 2016 year end, $200,855 representing the fair value of these shares charged to operations.  The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

During the twelve months ended December 31, 2016, the Company issued an aggregate of 131,365 shares of its common stock upon exercise of warrants and received $105,500 of exercise cash proceeds.

During the three months ended March 31, 2017, the Company sold to accredited investors, an aggregate of 781,480 units (the “Units”) for gross proceeds of $1,367,573 at a purchase price of $1.75 per Unit, pursuant to a private offering of a minimum of $1,000,000, up to a maximum of $8,000,000 (the “Common Share Offering”).  Each unit consists of one share of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. If the Company successfully raises a total of $3,000,000 in aggregate proceeds from the Common Share Offering (a “Qualified Financing”), the principal amount of the Bridge Notes along with the accrued interest as explained in Note 6 are convertible into Units, based upon the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants are further subject to a “most-favored nation” clause in the event the Company, prior to maturity of the Bridge Notes, consummates a financing that is not a Qualified Financing.  Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes the Company would also pay the Placement Agent up to 8% in broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance.  In connection with the Common Share Offering, the Company incurred cash issuance costs of $129,650 and issued broker warrants and warrants to investors having fair values of $104,627 and $339,308, respectively. Cash issuance costs along with fair values of warrants have been adjusted against additional paid in capital.

During the three months ended March 31, 2017, the Company issued an aggregate of 162,772 shares of common stock (including 77,463 shares were issued as disclosed as at December 31, 2016) to various consultants. The fair value of these shares amounting to $413,573 have been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

During the three months ended June 30, 2017, the Company sold to accredited investors a further total of 1,282,769 Units, of which 57,143 were issued (refer to Note 7(d)), for gross proceeds of $2,244,845 (net proceeds of $1,926,780) and converted the aggregate principal amount of $2,455,000 (net proceeds of $2,274,800) raised in its Bridge Note offering, plus accrued interest thereon, into a further 1,823,020 Units (each of which correspond to one share and half of one warrant, as described above).  In connection with the Common Share Offering, including the Bridge Notes that were converted into Units thereof, the Company incurred cash issuance costs of $438,065 and issued broker warrants and warrants to investors having fair values of $385,635 and $3,183,614, respectively. Cash issuance costs along with fair values of warrants have been adjusted against additional paid in capital.

During the three months ended June 30, 2017, the Company also issued an aggregate of 56,576 common stock to various consultants. The fair value of these shares amounted to $138,611 and has been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital.

During the three months ended September 30, 2017, prior to closing its private placement offering on or about July 31, 2017, the Company sold to accredited investors a further total of 263,188 Units for gross proceeds of $460,579 (net proceeds of $413,629).  Cash issuance costs of $46,950 have been adjusted against additional paid in capital. In connection with this private placement, the Company also issued 21,055 broker warrants and 131,594 warrants to investors (refer to warrant issuances).

During the three months ended September 30, 2017, the Company also issued an aggregate of 100,000 common stock to various consultants. The fair value of these shares amounted to $250,000 and has been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

d)

Shares to be issued

Subsequent to the three months ended September 30, 2017, the Company issued 6,250 shares of common stock to a consultant. The fair value of these shares amounted to $13,625 and has been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

e)

Warrant issuances

During September and October 2015, iMedical entered into agreements for the issuance for a total of 724,185 (605,000 pre-Exchange Agreement) warrants against services, entitling the holders to purchase one common share against each warrant at an exercise price of $0.84 ($1 pre-Exchange Agreement) per warrant to be exercised within 180 to 730 days from the issuance date.  The fair value of the warrants on the issuance date was $672,749, which is included as consulting charges in general and administrative expenses during the year ended December 31, 2015 with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life ranging from 180 to 730 days, a risk free rate ranging from 0.04% to 1.07%, stock price of $2, annual attrition rate of 5% and expected volatility in the range of 98% to 100%, determined based on comparable companies historical volatilities.

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

During the three months ended June 30, 2017, in connection with its Common Share Offering, the Company issued 225,040 warrants to brokers, and 3,375,914 warrants to investors; of this latter amount, 2,734,530 related to warrants issued on conversion of convertible notes (refer to Note 5) and 641,384 related to private placement common share issuance warrants (refer to Note 7(c)). During the three months ended June 30, 2017, the Company also issued 62,500 warrants as compensation for services.

During the three months ended September 30, 2017, in connection with its Common Share Offering, the Company issued 21,055 warrants to brokers and 131,594 warrants to investors.

During the three months ended September 30, 2017, the Company also issued 47,500 warrants, which were fair valued at $31,987, and recorded as compensation for services, which have been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk free rate of 1.47% stock price of $2.18, annual attrition rate of 0% and expected volatility of 137.63%, determined based on comparable companies historical volatilities.

At September 30, 2017 the Company had the following warrant securities outstanding:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Common Share Issuance Warrants	Total
As at December 31, 2015	271,742	380,000	-	-	651,742
RTO adjustment**	53,507	74,860	-	-	128,367
After RTO	325,249	454,860	-	-	780,109
Less: Exercised	-	(131,365)	-	-	(131,365)
Less: Expired	-	(245,695)	-	-	(245,695)
Add: Issued	-	622,500	-	-	622,500
As at December 31, 2016	325,249	700,300	-	-	1,025,549
Less: Expired/cancelled	-	(39,584)	-	-	(39,584)
Add: Issued	55,433	255,750	-	390,744	701,927
As at March 31, 2017	380,682	916,466	-	390,744	1,687,892
Less: Expired/cancelled	-	-	-	-	-
Add: Issued	225,040	62,500	2,734,530	641,384	3,663,454
As at June 30, 2017	605,722	978,966	2,734,530	1,032,128	5,351,346
Less: Expired/cancelled***	(19,935)	(317,800)	-	-	(337,735)
Add: Issued	21,055	47,500	-	131,594	200,149
As at September 30, 2017	606,842	708,666	2,734,530	1,163,722	5,213,760
Exercise Price	$ 0.78-$3.00	$ 0.84-$2.79	$ 2.00	$ 3.00
Expiration Date	September 2017 to July 2022	October 2017 to September 2020	March 2020 to November 2022	April 2020 to July 2020

**As explained above, on February 2, 2016 all outstanding warrants at that time had been increased by a factor of 1.197.

*** Subsequent to the quarter ended September 30, 2017 and to the date of the filing of these financial statements, an additional 16,288 broker warrants and 25,000 consultant warrants have expired unexercised.

f)

Warrant exercises

During March and May 2015, 598,500 (500,000 pre-Exchange Agreement) warrants were exercised at a price of $0.84 ($1.01 pre-Exchange Agreement) per share and iMedical received gross cash proceeds of $500,584 (net proceeds of $470,758).  In connection with the proceeds received, iMedical paid in cash $35,420 as fees and issued 41,895 (35,000 pre-Exchange Agreement) broker warrants which were fair valued at $5,594 and were allocated to cash with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life of 365 days, dividend yield of 0%, stock price of $0.84 ($1.01 pre-Exchange Agreement), a risk free rate ranging from 0.04% to 1.07% and expected volatility of 94%, determined based on comparable companies historical volatilities.

During August and September 2015, 299,250 (250,000 pre-Exchange Agreement) warrants were exercised at a price of $0.85 ($1.05 pre-Exchange Agreement) per share and iMedical received gross cash proceeds of $253,800 (net proceeds of $236,438).  In connection with the proceeds received, iMedical paid in cash $17,362 as fees and issued 20,947 (17,500 pre-Exchange Agreement) broker warrants which were fair valued at $14,627 and were allocated to cash with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life of 24 months, a risk free rate ranging from 0.04% to 1.07%, stock price of $2 and expected volatility in the range of 98% to 100%, determined based on comparable companies historical volatilities.

g)

Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved the Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable iMedical to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the company.  As of June 30 and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan.  These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at June 30 and March 31, 2017.  No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of September 30 and March 31, 2017	164,590	0.0001

The fair value of options at the issuance date were determined at $2,257,953 which were fully expensed during the twelve months ended December 31, 2015 based on vesting period and were included in general and administrative expenses with corresponding credit to additional paid-in-capital. During the twelve months ended December 31, 2015, 3,390,503 (2,832,500 Pre-exchange Agreement) options were exercised by those employees who met the vesting conditions; 50% of the grants either vest immediately or at the time of U.S. Food and Drug Administration (FDA) filing date and 50% will vest upon Liquidity Trigger.  Liquidity Trigger means the day on which the board of directors resolve in favour of i) the Company is able to raise a certain level of financing; ii) a reverse takeover transaction that results in the Company being a reporting issuer, and iii) initial public offering that results in the Company being a reporting issuer. During the six month periods ended September 30, 2017 and year-ended March 31, 2017, no outstanding options under this above plan were exercised.

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

The fair value of the Plan was $2,372,108 at the time that options were originally granted. The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	2,709,998	2.2031
Exercised	-	-
Outstanding as of September 30 and March 31, 2017	2,709,998	2.2031

The weighted average remaining contractual life ranges from 8.84 to 9.01 years.

During the three months ended September 30, 2017, the Company recorded stock based compensation of $221,078 in connection with Plan (September 30, 2016 – $196,142) under general and administrative expenses with a corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions for both the 2015 equity incentive plan and the Plan:

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

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
	$	$	$	$
Consulting fees and allowance*	-	60,000	-	107,622
Salary and allowance**	120,052	-	270,104	-
Stock based compensation***	183,981	-	374,472	-
Total	304,033	60,000	644,576	107,622

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

10. SUBSEQUENT EVENTS

On November 3, 2017 the Company issued 91,672 shares of common stock as compensation to five consultants and one broker as compensation for services rendered. Of this amount, 6,250 shares of common stock were accounted for as shares to be issued as at September 30, 2017.

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

Critical Accounting Policies

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options and warrants, as well as assumptions used by management in its assessment of liquidity. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2017.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the US-based company is the US dollar and the Canadian-based company is the Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the unaudited interim condensed consolidated financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of US dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ deficit. The Company has not, to the date of these unaudited interim condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $413,624 and $728,734 for the three and six months ended September 30, 2017, compared to $248,048 and $514,418, respectively, for the corresponding periods ended September 30, 2016.

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

Recently Issued Accounting Pronouncements

In July, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 is to “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. The Company has issued financial instruments with down round features. The Company opted to adopt ASU 2017-11 in the three month interim period ended September 30, 2017, with adjustments reflected in the accumulated deficit of stockholders’ deficiency as of April 1, 2017. For details of the adjustments, please refer to Note 6 of the unaudited interim condensed consolidated Financial Statements.

In May 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this pronouncement will not have a material impact on the unaudited interim condensed consolidated financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited interim condensed consolidated financial position and/or results of operations.

On January 1, 2017, the Company adopted the accounting pronouncement issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculate the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted this pronouncement on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited interim condensed consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on its unaudited interim condensed consolidated financial position and/or results of operations.

Results of Operations

From its inception in July 2009 through to September 30, 2017, Biotricity has generated a deficit of $21,581,903. We expect to incur additional operating losses, principally because of our continuing anticipated research and development costs and anticipated initial limited sales associated with a measured and well-executed commercialization path for Bioflux, our planned first product. As we approach final stages of the anticipated commercialization, we expect to devote significant resources towards capital expenditures and research and development associated with product enhancement and new products that we are planning to develop.

Three and Six Months Ended September 30, 2017 and September 30, 2016

Operating Expenses

Total operating expenses for the three and six month periods ended September 30, 2017 were $1,454,899 and $2,858,208, compared to $1,403,064 and $2,203,872, respectively, for the three and six month periods ended September 30, 2016, as further described below.

For the three and six month period ended September 30, 2017, we incurred general and administrative expenses of $1,041,275 and $2,129,474, compared to $1,155,016 and $1,689,454, respectively for the three and six month periods ended September 30, 2016. The increases were due to increased professional fees and product marketing and promotion incurred in preparing for the launch of a developed product, as well as payroll and compensation-related expenses associated with building an engineering division that is less reliant on contract consultants.

For the three and six month periods ended September 30, 2017, we incurred research and development expenses of $413,624 and $728,734, compared to research and development expenses of $248,048 and $514,418 for the three and six month periods ended September 30, 2016. The increases for the three and six month periods ended September 30, 2017 are mainly due to increased activity associated with completing our FDA approval process, preparing Bioflux for commercialization and engineering future product enhancements.

Net Loss

Net loss for the three and six months ended September 30, 2017 was $1,454,899 and $3,758,212 compared to a net loss of $2,342,448 and $3,387,055 during the three and six months ended September 30, 2016, resulting in a loss per share of $0.048 and $0.127, respectively, for the three and six month periods ended September 30, 2017 (2016: $0.090 and $0.134).

Translation Adjustment

Translation adjustment for the three and six month periods ended September 30, 2017 was $83,858 and $170,348, respectively, as compared to $80,101 and $209,692, respectively, for the three and six months ended September 30, 2016. This translation adjustment represents loss resulted from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

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

As a result of its being in development-mode, pre-revenue operations, the Company has incurred recurring losses from operations, and as at September 30, 2017, has an accumulated deficit of $21,581,903 and a working capital deficiency of $128,392. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. In order to do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

During the six months ended September 30, 2017, not including convertible notes issued and then converted (described in the next paragraph), we sold to accredited investors an aggregate of 1,603,100 Units, for gross proceeds of $2,705,424 at a purchase price of $1.75 per Unit (the “Purchase Price”), in a private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option). Each Unit consists of one share of our common stock and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, net proceeds received were approximately $2,336,645. The Units were offered for sale until July 31, 2017.

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

On July 31, 2017, the Company announced its final closing of its private placement Unit Offering. During the three month period ended September 30, 2017, this offering raised $460,579 in gross proceeds ($413,629 in net proceeds)  through the sale of 263,188 Units.

From inception to closing, the Unit Offering raised total gross proceeds of $6,527,997, including $2,455,000 initially raised as convertible Bridge Notes that were converted. After payment of Placement Agent fees and expenses but before the payment of other Unit Offering expenses such as legal and accounting expenses, we received net cash proceeds, from the commencement of the Unit Offering to August 10, 2017, of approximately $5,849,367, including the net cash proceeds of $2,274,800 received as a result of sale and subsequent conversion of the convertible Bridge Notes. Based on the multiple closings that were completed by August 10, 2017, the Company paid to the Placement Agent and its sub-agents an aggregate of approximately $678,630 in fees, and issued Placement Agent’s Warrants to purchase an aggregate of 301,528 shares of common stock. As part of Units issued, the Company issued 4,150,462 shares and 2,075,231 warrants to investors.

As we proceed with the commercialization of the Bioflux product development, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require approximately $6 million to complete the development of Bioflux including marketing, sales, regulatory and clinical costs to first introduce this product into the market place. We expect to require approximately $4 million additional funds in order to also complete the development of our Biolife product, increase penetration in new and existing markets and expand our intellectual property platform, which we anticipate will lead to profitability. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or for the development and launch of any other planned future products, we anticipate that we will need to raise additional funds through equity or debt offerings, or otherwise, in order to meet our expected future liquidity requirements. We are currently in discussion to raise additional debt and equity financing.

Based on these above facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term debt and equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of the Quarterly Report on Form 10-Q. We will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all.  If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the six months ended September 30, 2017, we used cash in operating activities of $2,208,129 compared to $1,213,482 for the six months ended September 30, 2016. This was due to increased expenditures undertaken on research, product development, business development, marketing and operating activities.

Net Cash From Financing Activities

Net cash from financing activities was $2,340,409 for the six months ended September 30, 2017 compared to $1,403,976 for the six months ended September 30, 2016. The increase is primarily due to the sale of securities in our private placement offering, which raised net proceeds of $2,336,645 during the six months ended September 30, 2017.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the six month periods ended September 30, 2017 or 2016.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers have concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, since the assessment and control of disclosure decisions is currently performed by a small team.  The Company has improved this situation by adding additional review levels and plans to further remediate this issue as it plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

Changes in Internal Controls

On October 27, 2017, the Company hired a new Chief Financial Officer.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to unaudited interim condensed consolidated financial statement preparation and presentation.

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

During the three months ended September 30, 2017, the Company issued an aggregate of 106,250 shares of common stock to consultants for services rendered. The shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

XBRL Instance.

101.SCH

XBRL Taxonomy Extension Schema.

101.CAL

XBRL Taxonomy Extension Calculation.

101.DEF

XBRL Taxonomy Extension Definition.

101.LAB

XBRL Taxonomy Extension Labels.

101.PRE

XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2017.

BIOTRICITY, INC.

By: /s/ Waqaas Al Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive officer)

By: /s/ John Ayanoglou

Name: John Ayanoglou

Title: Chief Financial Officer

(principal financial and accounting officer)