Form 10-Q
period 2017-12-31
BIOTRICITY INC.
filed 2018-02-14
CIK 1630113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2017
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the period from ______________ to_______________

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

Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,268,659 shares of Common Stock, $0.001 par value, at February 12, 2018. The Company also has 8,443,172 Exchangeable Shares outstanding as of February 12, 2018, that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 31,711,831 outstanding voting securities.

BIOTRICITY, INC.

i

PART 1

FINANCIAL INFORMATION

BIOTRICITY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	As at December 31, 2017	As at March 31, 2017
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	2,482,262	424,868
Harmonized sales tax recoverable	27,991	939
Deposits and other receivables	29,682	14,705
Total current assets	2,539,935	440,512

Deposits and other receivables	33,000	33,000
TOTAL ASSETS	2,572,935	473,512

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	630,089	1,137,454
Convertible promissory notes [Note 5]	-	1,556,990
Derivative liabilities [Note 6]	-	2,163,884
TOTAL LIABILITIES	630,089	4,858,328

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 10,000,000 authorized as at December 31, 2017 and March 31, 2017, respectively, 1 share issued and outstanding as at December 31, 2017 and March 31, 2017, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at December 31, 2017 and March 31, 2017, respectively. Issued and outstanding common shares: 22,407,274 as at December 31, 2017 and 18,075,848 as at March 31, 2017, respectively, and exchangeable shares of 9,123,031 outstanding as at December 31, 2017 and March 31, 2017, respectively [Note 7]	31,531	27,199
Shares to be issued [Note 7]	601,729	-
Additional paid-in-capital	25,594,234	14,308,583
Accumulated other comprehensive loss	(628,694)	(413,384)
Accumulated deficit	(23,655,955)	(18,307,215)
Total stockholders' equity (deficiency)	1,942,846	(4,384,816)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	2,572,935	473,512

Commitments [Note 9]

Subsequent Events [Note 10]

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(Expressed in US Dollars)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	-	-	-	-

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	1,717,666	1,858,536	3,825,602	3,547,990
Research and development expenses	377,924	333,565	1,106,658	847,938
TOTAL OPERATING EXPENSES	2,095,590	2,192,101	4,932,260	4,395,928

Accretion expense including day one derivative loss [Note 5]	-	307,216	879,416	901,299
Change in fair value of derivative liabilities [Note 6]	-	125,353	20,588	714,453
NET LOSS BEFORE INCOME TAXES	(2,095,590)	(2,624,670)	(5,832,264)	(6,011,680)

Income taxes	-	-	-	-
NET LOSS	(2,095,590)	(2,624,670)	(5,832,264)	(6,011,680)

Translation adjustment	(23,424)	24,635	(193,771)	(185,057)

COMPREHENSIVE LOSS	(2,119,014)	(2,600,035)	(6,026,035)	(6,196,737)

LOSS PER SHARE, BASIC AND DILUTED	(0.068)	(0.100)	(0.186)	(0.236)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,799,342	26,162,293	31,374,911	25,427,620

See accompanying notes to the condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Expressed in US Dollars)

	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,832,264)	(6,011,680)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	646,970	405,058
Issuance of shares for services	1,325,128	805,329
Issuance of warrants for services, at fair value	272,630	474,232
Accretion expense, including day one derivative loss	879,416	901,296
Change in fair value of derivative liabilities	20,588	714,454
Fair value of warrants issued	-	-

Changes in operating assets and liabilities:
Harmonized sales tax recoverable	(27,052)	18,358
Deposits and other receivables	(14,977)	838,492
Accounts payable and accrued liabilities	(507,365)	16,613
Net cash used in operating activities	(3,236,926)	(1,837,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	4,860,970	-
Proceeds from exercise of warrants	428,311	105,500
Issuance of convertible debentures, net	-	1,899,700
Proceeds from issuance of stock options	-	-
Due to shareholders	-	(50,724)
Net cash provided by financing activities	5,289,281	1,954,476

Effect of foreign currency translation	5,039	(149,612)

Net increase in cash during the period	2,052,355	116,628

Cash, beginning of period	424,868	53,643

Cash, end of period	2,482,262	20,659

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2017 (Unaudited)

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

On February 2, 2016, the Company entered into an exchange agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and wholly owned subsidiary (incorporated on February 2, 2016), 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), iMedical, and the former shareholders of iMedical (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account certain shares pursuant to the Exchange Agreement as further explained in Note 7 to the unaudited interim condensed consolidated financial statements. These subsidiaries were solely used for the issuance of exchangeable shares in the reverse takeover transaction and have no other transactions or balances. After giving effect to this transaction, the Company acquired all iMedical’s assets and liabilities and commenced operations through iMedical.

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements for the three and twelve months ended March 31, 2017 and for the twelve months ended December 31, 2016 and December 31, 2015 and notes thereto included in the Form 10-KT filed with the SEC on June 29, 2017. The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The Company’s fiscal year-end is March 31.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is in development mode, operating a research and development program to develop, obtain regulatory approval for, and commercialize its proposed products. The Company has incurred recurring losses from operations, and as at December 31, 2017, and has an accumulated deficit of $23,655,955. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued. As an example of this, the Company filed a shelf prospectus under which it conducted a registered sale of shares during the three months ended December 31, 2017 that raised gross proceeds of $2,475,901.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2017 and 2016.

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of April 1, 2017. In doing so, warrants with a down round feature previously treated as derivative liabilities in the consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. The Company has issued financial instruments with down round features. The Company opted to adopt ASU 2017-11 in its three-month interim period ended September 30, 2017, which is effective from April 1, 2017, with adjustments reflected in the accumulated deficit of stockholders’ deficiency as of April 1, 2017. Please refer to Note 6.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2017	As at March 31, 2017
	$	$
Accounts payable	518,204	866,188
Accrued liabilities	111,885	271,266
	630,089	1,137,454

Accounts payable as at December 31, 2017, and March 31, 2017 include $191,173 and $195,081, respectively, due to a shareholder and executive of the Company, primarily as a result of bonus and allowance compensation payable in that individual’s capacity as an employee.

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

Accreted value of convertible promissory notes as of December 31, 2015	$ 783,778
Accretion expense	585,200
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes as of December 31, 2017	$ -

In March 2016, the Company commenced a bridge offering of up to an aggregate of $2,500,000 of convertible promissory notes.  Up to March 31, 2017, the Company issued to various investors notes (“Bridge Notes”) in the aggregate face value of $2,455,000 (December 31, 2016 – $2,230,000). The Bridge Notes had a maturity date of 12 months and carried an annual interest rate of 10%. The Bridge Notes principal and all outstanding accrued interest were able to be converted into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity. However, all the outstanding principal and accrued interest would convert into units/securities upon the consummation of a qualified financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the qualified financing. Upon the maturity date of the notes, the Company also had an obligation to issue warrants exercisable into the number of shares of the Company securities that is equal to (i) in the case of a qualified financing, the number of shares issued upon conversion of the note and (ii) in all other cases, the number of shares of the Company's common stock equal to the quotient obtained by dividing the outstanding balance by 2.00.

On May 31, 2017, all Bridge Notes having a face value of $2,436,406, were converted into the Company’s common stock:

Accreted value of convertible promissory notes as of March 31, 2017	$ 1,556,990
Accretion expense	879,416
Conversion of notes transferred to equity (Note 7, c)	(2,436,406)
Face value of convertible promissory notes as of December 31, 2017	$ -

The embedded conversion features and reset feature in the notes and broker warrants were accounted for as a derivative liability based on FASB guidance (see Note 6).

6. DERIVATIVE LIABILITIES

As explained in Note 3 under New Accounting Pronouncements ASU 2017-11 provides a change to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. During the quarter ended September 30, 2017, the Company adopted the provisions of ASU 2017-11 to account for the down round features of its warrants issued with its private placements effective April 1, 2017. The Company used a modified retrospective approach to adoption, which does not restate its financial statements as at the prior year end, March 31, 2017. Adoption is effective as of April 1, 2017, the beginning of the Company’s current fiscal year. The cumulative effect of this accounting standard update adjusted accumulated deficit as of April 1, 2017 by $483,524, with a corresponding adjustment to derivative liabilities:

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

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at September 30, 2017 (post-adoption) and December 31, 2017	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

As at December 31, 2017, the Company is authorized to issue 125,000,000 (March 31, 2017 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2017 – 10,000,000) shares of preferred stock ($0.001 par value).

b)

Exchange Agreement

As initially described in Note 1 above, on February 2, 2016:

•

The Company issued approximately 1.197 shares of its common stock in exchange for each common share of iMedical held by iMedical shareholders who in general terms, were not residents of Canada (for the purposes of the Income Tax Act (Canada). Accordingly, the Company issued 13,376,947 shares;

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

•

Each outstanding warrant to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each Warrant, with an inverse adjustment to the exercise price of the Warrants to reflect the exchange ratio of approximately 1.197:1

•

Each outstanding advisor warrant to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each such advisor warrant, with an inverse adjustment to the exercise price of the advisor warrants to reflect the exchange ratio of approximately 1.197:1; and

•

The outstanding 11% secured convertible promissory notes of iMedical were adjusted, in accordance with the adjustment provisions thereof, as and from closing, to permit the holders to convert (and in some circumstances, permit the Company to force the conversion of) the convertible promissory notes into shares of the common stock of the Company at a 25% discount to purchase price per share in the Company’s next offering.

Issuance of common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

Subsequent to December 31, 2017, certain exchangeable shareholders exercised their right to exchange those shares for 679,858 common shares of the Company. (also refer Note 10)

c)

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

During the three months ended March 31, 2017, the Company sold to accredited investors, an aggregate of 781,480 units (the “Units”) for gross proceeds of $1,367,573 at a purchase price of $1.75 per Unit, pursuant to a private offering of a minimum of $1,000,000, up to a maximum of $8,000,000 (the “Common Share Offering”).  Each unit consists of one share of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. If the Company successfully raises a total of $3,000,000 in aggregate proceeds from the Common Share Offering (a “Qualified Financing”), the principal amount of the Bridge Notes along with the accrued interest as explained in Note 6 are convertible into Units, based upon the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants are further subject to a “most-favored nation” clause in the event the Company, prior to maturity of the Bridge Notes, consummates a financing that is not a Qualified Financing.  Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes the Company would also pay the Placement Agent up to 8% in broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance.  Because of the Common Share Offering, the Company incurred cash issuance costs of $129,650 and issued broker warrants and warrants to investors having fair values of $104,627 and $339,308, respectively. Cash issuance costs along with fair values of warrants have been adjusted against additional paid in capital.

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

On December 22, 2017, the Company completed a registered offering, which raised gross proceeds of $2,475,901 million through the issuance of 450,164 common shares.

During the three months ended December 31, 2017, the Company also issued 136,672 shares as compensation to consultants that provide contractual services. The fair value of these shares amounted to $407,382 and has been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

On December 22, 2017, the Company completed a registered offering, which raised gross proceeds of $2,475,901 million through the issuance of 450,164 common shares.

During the three months ended December 31, 2017, the Company also issued 136,672 shares as compensation to consultants that provide contractual services. The fair value of these shares amounted to $407,382 and has been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

A total of 252,798 number of shares were issued as explained in warrant exercise paragraph f, of which 212,798 were issued before December 31, 2017 and 40,000 are to be issued and included in shares to be issued.

d)

Shares to be issued

As of December 31, 2017, the Company had obligations to issue a total of 128,651 shares, which consists of:

i)

88,651 shares under contract to consultants, advisors and other service providers. The fair value of these shares amounted to $498,529 and has been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance; and

ii)

40,000 shares to be issued in connection with exercise of warrants as explained in warrant exercise paragraph f.

e)

Warrant issuances

During September and October 2015, iMedical entered into agreements for the issuance for a total of 724,185 (605,000 pre-Exchange Agreement) warrants against services, entitling the holders to purchase one common share against each warrant at an exercise price of $0.84 ($1 pre-Exchange Agreement) per warrant to be exercised within 180 to 730 days from the issuance date.  The fair value of the warrants on the issuance date was $672,749, which is included as consulting charges in general and administrative expenses during the year ended December 31, 2015 with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life ranging from 180 to 730 days, a risk-free rate ranging from 0.04% to 1.07%, stock price of $2, annual attrition rate of 5% and expected volatility in the range of 98% to 100%, determined based on comparable companies’ historical volatilities.

During the year twelve months ended December 31, 2016, the Company issued 472,084 warrants in connection with consulting services, entitling the holders to purchase one common share against each warrant at an exercise price in the range of $2.00-$2.58. These warrants were fair valued amounting to approximately $474,232 which was charged to the statement of operations. The fair value has been estimated using a multi-nominal lattice model with an expected life ranging from 0.75 to 3 years, a risk-free rate ranging from 0.45 to 1.47, stock price of $2.15 to $2.58 annual attrition rate of up to 5% and expected volatility in the range of 101% to 105% determined based on comparable companies’ historical volatilities.

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

During the three months ended September 30, 2017, the Company also issued 47,500 warrants, which were fair valued at $31,987, and recorded as compensation for services, which have been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk-free rate of 1.47% stock price of $2.18, annual attrition rate of 0% and expected volatility of 137.63%, determined based on comparable companies’ historical volatilities.

During the three months ended December 31, 2017, the Company issued 98,806 warrants, which were fair valued at a cumulative $97,654, and recorded as compensation for services, which have been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair values have been estimated using a multi-nomial lattice model with an expected life of 3 years, risk free rates of 1.62% to 1.98%, stock prices of $2.18 to $7.59, an annual attrition rate of 0% and expected volatilities of 136.77% to 145.99%, determined based on comparable company historical volatilities.

At December 31, 2017 the Company had the following warrant securities outstanding:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Common Share Issuance Warrants	Total
As at December 31, 2015	271,742	380,000	-	-	651,742
RTO adjustment*	53,507	74,860	-	-	128,367
After RTO	325,249	454,860	-	-	780,109
Less: Exercised	-	(131,365)	-	-	(131,365)
Less: Expired	-	(245,695)	-	-	(245,695)
Add: Issued	-	622,500	-	-	622,500
As at December 31, 2016	325,249	700,300	-	-	1,025,549
Less: Expired/cancelled	-	(39,584)	-	-	(39,584)
Add: Issued	55,433	255,750	-	390,744	701,927
As at March 31, 2017	380,682	916,466	-	390,744	1,687,892
Less: Expired/cancelled	-	-	-	-	-
Add: Issued	225,040	62,500	2,734,530	641,384	3,663,454
As at June 30, 2017	605,722	978,966	2,734,530	1,032,128	5,351,346
Less: Expired/cancelled	(19,935)	(317,800)	-	-	(337,735)
Add: Issued	21,055	47,500	-	131,594	200,149
As at September 30, 2017	606,842	708,666	2,734,530	1,163,722	5,213,760
Less: Exercised	(112,798)	(140,000)	-	-	(252,798)
Less: Expired	-	(25,000)	-	-	(25,000)
Add: Issued	-	98,806	-	-	98,806
As at December 31, 2017	494,044	642,472	2,734,530	1,163,722	5,034,768
Exercise Price	$ 0.78-$3.00	$ 2.00-$7.59	$ 2.00	$ 3.00
Expiration Date	March 2018 to July 2022	January 2018 to September 2020	March 2020 to November 2022	April 2020 to July 2020

*As explained above, on February 2, 2016 all outstanding warrants at that time had been increased by a factor of 1.197.

f)

Warrant exercises

During March and May 2015, 598,500 (500,000 pre-Exchange Agreement) warrants were exercised at a price of $0.84 ($1.01 pre-Exchange Agreement) per share and iMedical received gross cash proceeds of $500,584 (net proceeds of $470,758).  About the proceeds received, iMedical paid in cash $35,420 as fees and issued 41,895 (35,000 pre-Exchange Agreement) broker warrants which were fair valued at $5,594 and were allocated to cash with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life of 365 days, dividend yield of 0%, stock price of $0.84 ($1.01 pre-Exchange Agreement), a risk-free rate ranging from 0.04% to 1.07% and expected volatility of 94%, determined based on comparable companies’ historical volatilities.

During August and September 2015, 299,250 (250,000 pre-Exchange Agreement) warrants were exercised at a price of $0.85 ($1.05 pre-Exchange Agreement) per share and iMedical received gross cash proceeds of $253,800 (net proceeds of $236,438).  In connection with the proceeds received, iMedical paid in cash $17,362 as fees and issued 20,947 (17,500 pre-Exchange Agreement) broker warrants which were fair valued at $14,627 and were allocated to cash with corresponding credit to additional paid-in-capital.  The fair value has been estimated using a multi-nomial lattice model with an expected life of 24 months, a risk-free rate ranging from 0.04% to 1.07%, stock price of $2 and expected volatility in the range of 98% to 100%, determined based on comparable companies’ historical volatilities.

During December 2017, 112,798 broker warrants were exercised at exercises price of between $1.04 and $1.49, such that the Company received cash proceeds of $124,718. Also during December 2017, 140,000 consultant warrants were exercised at exercise prices between $2.00 and 2.58, for cash proceeds to the Company of $303,200.

g)

Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved the Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable iMedical to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the company.  As of December 31 and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan.  These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at December 31  and March 31, 2017.  No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company related to the 2015 equity incentive plan:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of December 31 and March 31, 2017	164,590	0.0001

The fair value of options at the issuance date were determined at $2,257,953 which were fully expensed during the twelve months ended December 31, 2015 based on vesting period and were included in general and administrative expenses with corresponding credit to additional paid-in-capital. During the twelve months ended December 31, 2015, 3,390,503 (2,832,500 Pre-exchange Agreement) options were exercised by those employees who met the vesting conditions; 50% of the grants either vest immediately or at the time of U.S. Food and Drug Administration (FDA) filing date and 50% will vest upon Liquidity Trigger.  Liquidity Trigger means the day on which the board of directors resolve in favor of I) the Company is able to raise a certain level of financing; ii) a reverse takeover transaction that results in the Company being a reporting issuer, and iii) initial public offering that results in the Company being a reporting issuer. During the nine-month period ended December 31, 2017 and year-ended March 31, 2017, no outstanding options under this above plan were exercised.

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

During July 2016, the Company granted an officer options to purchase an aggregate of 2,499,998 shares of common stock at an exercise price of $2.20 subject to a 3-year vesting period, with the fair value of the options being expensed over a 3-year period. Two additional employees were also granted 175,000 options to purchase shares of common stock at an exercise price of $2.24 with a 1 year vesting period, with the fair value of the options being expensed over a 1 year period. One additional employee was also granted 35,000 options to purchase shares of common stock at an exercise price of $2.24 with a 2-year vesting period, with the fair value of the options expensed over a 2-year period.

During the three months ended December 2017, the Company granted an employee 100,000 options to purchase shares of common stock at an exercise price of $2.18, to vest on a quarterly basis over a 1 year period.

The fair value of the Plan was $2,439,493 at the time that options were originally granted. The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	2,709,998	2.2031
Exercised	-	-
Outstanding as of March 31, 2017	2,709,998	2.2031
Granted	100,000	2.18
Outstanding as of December 31, 2017	2,809,998	2.2001

The weighted average remaining contractual life ranges from 8.84 to 9.01 years.

During the three months ended December 31, 2017, the Company recorded stock based compensation of $204,815 in connection with Plan (December 31, 2016 – $196,142) under general and administrative expenses with a corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions for both the 2015 equity incentive plan and the 2016 Plan:

	Plan 2016	Plan 2015
Exercise price ($)	2.00 – 2.58	0.0001
Risk free interest rate (%)	0.45 – 1.98	0.04 - 1.07
Expected term (Years)	1.0 - 3.0	10.0
Expected volatility (%)	101 – 146	94
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	0.674 - 0.87	0.74
Expected forfeiture (attrition) rate (%)	0.00 – 5.00	5.00 - 20.00

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016
	$	$	$	$
Consulting fees and allowance*	-	20,000	-	127,622
Salary and allowance**	165,052	50,000	435,156	50,000
Stock based compensation***	183,981	183,981	558,453	367,962
Total	349,033	253,981	993,609	545,584

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

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 14, 2018, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In January 2018, the Company issued 82,401 shares of common stock as compensation to three service providers and 40,000 shares as a result of a consultant warrant exercise, all of which were accounted for as shares to be issued as at December 31, 2018.

Also in January 2018, the Company issued 58,975 shares pursuant to the cashless exercise of 96,710 broker warrants. During this same period, a number of incumbent stakeholders who had invested in the Company through its exchangeable share structure, exercised their right to retract and exchange those exchangeable shares for 679,858 common shares of the Company.

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

Company Overview

Biotricity, Inc. (“Company”, “Biotricity”, “we”, “us” or “our”) is a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT.

To date, we are developing our Bioflux MCT technology which is comprised of a monitoring device and software component, and are in the process of building strategic relationships to accelerate our go-to-market strategy and growth.

Plan of Operation and Recent Corporate Developments

We were incorporated on August 29, 2012 in the State of Nevada. At the time of our incorporation the name of our company was Metasolutions, Inc. On January 27, 2016, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to our Articles of Incorporation, effective as of February 1, 2016, whereby, among other things, we changed our name to Biotricity, Inc.

On February 2, 2016, we acquired iMedical Innovation Inc., a company existing under the laws of Canada, through our indirect subsidiary 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia. Immediately prior to the closing of the acquisition, we transferred all of the then-existing business, properties, assets, operations, liabilities and goodwill of the Company, to W270 SA, a Costa Rican corporation. Accordingly, as of immediately prior to the closing of the acquisition, we had no assets or liabilities, and subsequent to the closing we commenced operations through iMedical. As a result, we treated the acquisition as a reverse merger and recapitalization for accounting purposes, with iMedical as the acquirer for accounting purposes.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2017.

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

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $377,924 and $1,106,658 for the three and nine months ended December 31, 2017, compared to $333,565 and $847,938, respectively, for the corresponding periods ended December 31, 2016.

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

Convertible Notes Payable and Derivative Instruments

We account for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40.

We account for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, we record, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. The Company has issued financial instruments with down round features. The Company opted to adopt ASU 2017-11 in the three-month interim period ended December 31, 2017, with adjustments reflected in the accumulated deficit of stockholders’ deficiency as of April 1, 2017. For details of the adjustments, please refer to Note X of the Financial Statements.

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

Results of Operations

From its inception in July 2009 through to December 31, 2017, Biotricity has generated a deficit of $23,655,955. We expect to incur additional operating losses, principally because of the anticipated initial limited sales we expect to be associated with a measured and well-executed commercialization path for Bioflux, our planned first product, as well as anticipated costs of continued research and development associated with product improvement and new product development. As we approach final stages of the commercialization, we also expect to devote significant resources towards capital expenditures in order to install an adequate operating infrastructure that can provide excellent customer service and sales support.

Three and Nine Months Ended December 31, 2017 and December 31, 2016

Operating Expenses

Total operating expenses for the three and nine month periods ended December 31, 2017 were $2,095,590 and $4,932,260, compared to $2,192,101 and $4,395,928, respectively, for the three and nine month periods ended December 31, 2016, as further described below.

For the three and nine-month period ended December 31, 2017, we incurred general and administrative expenses of $1,717,666 and $3,825,602, compared to $1,858,536 and $3,547,990, respectively, for the three and nine month periods ended December 31, 2016. The fluctuations in these balances are in line with increased professional fees and product marketing and promotion incurred in preparing for the launch of a developed product, as tempered by cost controls associated with consolidating the Company’s operations in one office and the payroll and compensation-related cost savings associated with building an engineering division that is less reliant on contract consultants.

For the three and nine month periods ended December 31, 2017, we incurred research and development expenses of $377,924 and $1,106,658 compared to research and development expenses of $333,565 and $847,938 for the three and nine month periods ended December 31, 2016. The increases for the three and nine month periods ended December 31, 2017 reflect the increased activity associated with completing our FDA approval process, preparing Bioflux for commercialization and engineering future product enhancements.

Results for the nine months ended December 2017 were also affected by the fact that, during the three month period ended September 30, 2017, the Company adopted ASU 2017-11. As a result, change in fair value of derivative liabilities of $21,540, previously recognized as an expense during the three-month period ended June 30, 2017, were reversed.

Net Loss

Net loss for the three and nine months ended December 31, 2017 was $2,095,590 and $5,832,264 compared to a net loss of $2,624,670 and $6,011,680, respectively, during the three and nine months ended December 31, 2017, resulting in a loss per share of $0.068 and $0.186 (2016: $0.100 and $0.236)

Translation Adjustment

Translation losses for the three and nine month periods ended December 31, 2017 were $23,424 and $193,771 respectively, as compared to a gain of $24,635 and a loss of $185,057, respectively, for the three and nine months ended December 31, 2016. These translation adjustments represent losses and gains that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Liquidity and Capital Resources

The Company is in development mode, operating a research and development program to develop, obtain regulatory approval for, and commercialize its proposed products.

We generally require cash to:

•

fund our operations and working capital requirements,

•

develop and execute our product development and market introduction plans,

•

fund research and development efforts, and

•

pay any debt obligations as they come due.

As a result of its being in development-mode, pre-revenue operations, the Company has incurred recurring losses from operations, and as at December 31, 2017, has an accumulated deficit of $23,655,955. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. To do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

During the three months ended December 31, 2017, we sold to accredited investors an aggregate of 450,164 shares of our common stock, for gross proceeds of $2,475,901 at a purchase price of $5.50 per share (the “Purchase Price”), in a registered direct offering. After payment of offering expenses such as legal, accounting and printing costs and other fees associated with registering and listing the common stock, net proceeds received were approximately $2.4 million. The registered direct offering closed on December 22, 2017.

During the three months ended December 31, 2017, the Company issued 136,672 shares as compensation to consultants that provide contractual services.  Subsequent to December 31 to February 5, 2018, the Company has issued or is in the process of issuing a further 82,401 shares under contract to consultants, advisors and other service providers. During this same period, incumbent stakeholders who have invested in the Company through its exchangeable share structure, exercised their right to exchange those shares for 679,858 common shares of the Company.

The Company also raised $0.3 million dollars and issued 140,000 of common shares to consultants exercising warrants, in addition to issuing a further 171,593 common shares as part of the cashless exercise of warrants previously issued to brokers as part of its Unit Offering, which funded the Company’s research and development endeavors, as well its growing operations. Common shares issued and outstanding as at February 1, 2018 were 23,268,659, not including outstanding exchangeable shares of 8,443,172.

In prior quarters, the Company also raised capital by issuing (i) convertible notes that then converted into common stock or (ii) units of common stock and warrants sold in a private offering (described in the following paragraphs):

During the nine months ended December 31, 2017, not including convertible notes issued and then converted (described in the next paragraph), we sold to accredited investors an aggregate of 1,545,957 Units, for gross proceeds of $2,705,424 at a purchase price of $1.75 per Unit (the “Purchase Price”), in a private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option). Each Unit consists of one share of our common stock and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, net proceeds received were approximately $2,156,444. The Units were offered for sale until July 31, 2017.

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

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require approximately $4 million to complete the development of Bioflux including marketing, sales, regulatory and clinical costs to first introduce this product into the market place. We expect to require approximately $4 million additional funds to also complete the development of our Biolife product, increase penetration in new and existing markets and expand our intellectual property platform, which we anticipate will lead to profitability. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or for the development and launch of any other planned future products, we anticipate that we will need to raise additional funds through equity or debt offerings, or otherwise, in order to meet our expected future liquidity requirements. We are currently in discussion to raise additional debt and equity financing of which we can give no assurance of success.

Based on these above facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term debt and equity financings, [will be sufficient to meet our needs for the next twelve months from the filing date of the Quarterly Report on Form 10-Q]. We will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all.  If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the nine months ended December 31, 2017, we used cash in operating activities of $3,236,926 compared to $1,837,848 for the nine months ended December 31, 2016. This was primarily due to a concerted effort to pay down the Company’s trade liabilities, as well as use share-based compensation to pay for the work of consultants, advisors and other service providers, including increased expenditures undertaken on research, product development, business development, marketing and operating activities.

Net Cash from Financing Activities

Net cash from financing activities was $5,289,281 for the nine months ended December 31, 2017 compared to $1,954,476 for the nine months ended December 31, 2016. The increase is primarily due to the sale of securities in our registered offering, which raised net proceeds of $4,860,970 during the nine months ended December 31, 2017, as well as the convertible note offering and Unit offering which closed in the earlier part of the fiscal year.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the nine month periods ended December 31, 2017 or 2016.

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

Changes in Internal Controls

On October 27, 2017, the Company hired a new Chief Financial Officer.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine-month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors

Not applicable for smaller reporting companies.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

XBRL Instance.

101.SCH

XBRL Taxonomy Extension Schema.

101.CAL

XBRL Taxonomy Extension Calculation.

101.DEF

XBRL Taxonomy Extension Definition.

101.LAB

XBRL Taxonomy Extension Labels.

101.PRE

XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February, 2018.

BIOTRICITY, INC.

By: /s/ Waqaas Al Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive officer)

By: /s/ John Ayanoglou

Name: John Ayanoglou

Title: Chief Financial Officer

(principal financial and accounting officer)