Form 10-K
period 2018-03-31
BIOTRICITY INC.
filed 2018-07-13
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

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

(800) 590-4155

 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes [ ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  [ ]    No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,831,750.

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 11, 2018, was 26,143,289 (not including 6,203,814 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2018

i

PART I

ITEM 1. BUSINESS

Summary

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT.

We have developed our Bioflux MCT technology, which is comprised of a monitoring device and software component, and are in the process of commercializing and earning revenues from the sale of this device and its services, and building new strategic relationships to accelerate our market strategy and growth. On April 6, 2018, our new Bioflux remote monitoring device was deployed with our first customer – a reputed medical practice specializing in diagnosing, treating, managing, and researching diseases and disorders of the heart and vascular system. This customer intends to leverage the real-time, high-precision mobile cardiac telemetry solution to assist in the diagnosis of cardiac arrhythmias, enhance patient outcomes, improve patient compliance, and curb healthcare costs.

Our principal executive office is located at 275 Shoreline Drive, Redwood City, California, and our telephone number is (800) 590-4155. We also have executive offices at 75 International Blvd., Suite 300, Toronto, ON Canada M9W 6L9. Our website address is www.biotricity.com. The information on our website is not part of this Annual Report on Form 10-K.

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

In connection with the closing of the Acquisition Transaction, we experienced a change of control, as:

•

our sole director resigned and a new director, who was the sole director of iMedical, was appointed to fill the vacancy;

•

our Chief Executive Officer and sole officer, who beneficially owned 6,500,000 shares of our common stock, resigned from all positions and transferred all of his shares back to us for cancellation;

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

As of the closing of the Acquisition Transaction, there were an equivalent of approximately 25,000,000 shares of our common stock issued and outstanding of which pre-existing stockholders hold 2,500,000 and former iMedical shareholders held: (a) an equivalent of 9,123,031 shares of our common stock through their ownership of 100% of the Exchangeable Shares and (b) 13,376,947 shares of our common stock directly.

As a result, our pre-Acquisition Transaction stockholders held approximately 10% of our issued and outstanding shares of common stock, and the former stockholders of iMedical held approximately 90% of our issued and outstanding shares of common stock, either directly or indirectly through their ownership of 100% of the Exchangeable Shares.

Furthermore, up to 458,750 shares of our common stock that were outstanding prior to the Acquisition Transaction were held in escrow (down from an original 750,000), subject to forfeiture in the event we were not able to raise $6 million by the forfeiture date, which was extended from the previous deadlines of November 2, 2016 and May 2, 2017 to July 31, 2017. As of July 31, 2017, based on successful capital raises completed and a pro rata calculation, there were no shares remaining in escrow subject to potential forfeiture.

Any shares of our common stock and any Exchangeable Shares, in either case that were issued in the Exchangeable Share Transaction, are subject to the following lock-up schedule (unless such schedule is accelerated at the discretion of our board of directors, with the written consent of HRA Capital, an adviser as further described below):

•

10% were released upon effectiveness of the Company’s registration statement in Form S-1 filed with the U.S. Securities and Exchange Commission, allowing for the resale of such shares as provided therein (the “S-1 Filing”);

•

25% were released on the 6 month anniversary of effectiveness of the S-1 Filing

•

50% were released on the 9 month anniversary of effectiveness of the S-1 Filing; and

•

the remaining 15% shall be released on the 12 month anniversary of effectiveness of the S-1 Filing.

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

Description of Business

Company Overview

We are a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We are first focusing on a segment of the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT.

To date, we have developed our Bioflux MCT technology which is comprised of a monitoring device and software component, verified our business model, and built strategic partnerships to accelerate our market strategy and growth. We started commercial sale of our technology to customers in April 2018.

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

Market Opportunity

ECGs are a key diagnostic test utilized in the diagnosis of cardiovascular disease, the number one cause of death worldwide. The global ECG market is projected to be worth $28 billion in 2021, and, assuming the U.S. continues to hold approximately 36% of the global market (based on 2015 statistics), approximately $10 billion would be attributed to the US ECG market. In the US in 2012, there were 26.6 million people living with cardiovascular disease with an additional 2.5 million people being diagnosed every year. The increasing market size is attributed to an aging population and an influx in chronic diseases related to lifestyle choices.

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

The Bioflux MCT solution and business model attempts to address these complications with its complete, turn-key solution, which consists of all three essential components: an easy-to-wear GSM-enabled cardiac monitoring device, ECG reporting software, and introduction and access to a third-party 24/7 ECG monitoring center. We have performed an assessment of existing third party monitoring centres and have negotiated agreements with US-based and international third-party monitoring centers to provide monitoring services when requested by customers. Bioflux employs an insourced business model, as the entire Bioflux solution is expected to be free to doctors and revenue is expected to be derived from insurance reimbursable ECG reads. We expect that service providers such as physicians, clinics and/or hospitals can request as many devices as they require, at no cost, provided they are utilized. This creates a revenue model based on usage, with reimbursement to the service provider with amounts then paid to us as a technology vendor and to the monitoring center for their services.

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

Following Bioflux, we intend to introduce medical-grade monitoring into the consumer market via our proposed Biolife solution, which we are designing to improve healthcare with technology that aids chronic disease prevention. Biolife is expected to be designed to empower individuals by creating a compliance optimized user experience that combines ECG data and social media interactivity with a lifestyle log. Design and development is already underway, and we are expecting to launch Biolife towards the latter part of 2018.

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

On completion of required testing and submission of results, on December 18, 2017 we announced that we received our second 510(k) clearance for our Bioflux device, thereby achieving the final FDA requirement needed for Biotricity to bring Bioflux to the U.S. market. We have begun to roll-out our first devices to cardiologists, physicians, research scientists and other opinion leaders and on April 6, 2018, we deployed our new Bioflux remote monitoring device to its first customer – a reputed medical practice specializing in diagnosing, treating, managing, and researching diseases and disorders of the heart and vascular system. In 2018 and 2019, we expect to begin widespread distribution, with the addition of a major channel distributor to enable a market penetration of approximately 2,213 physician offices (approximately 1% of all physician offices in the U.S.), 58 hospitals (approximately 1% of all hospitals in the U.S.), and 30 IDTFs (an estimated 1% of all IDTFs in the U.S.).

In November 2016, we announced a partnership with Global to Local (G2L), an organization dedicated to providing programs that improve individual and community health outcomes, expand access to healthcare services, and empower economic development in the most diverse and underserved communities. The collaboration between Biotricity and G2L will initially focus on building innovative solutions for outcome measurements for individuals suffering from chronic disease. Our partnership with G2L is expected to help develop the next generation of chronic care solutions that address the gaps identified in existing solutions, like underserved populations which face barriers to basic health and economic resources, including a lack of access to preventative care. Under the term of our partnership and collaboration agreement with G2L our partnership may be terminated at any time on 60 days’ notice and there are no payment obligations between us and G2L.  Any payment obligations between us and G2L will be negotiated by the Company and G2L.

Through informal discussions with a limited number of cardiologists and electrophysiologists, we believe that our insourcing business model will be successful and will lead to end-users and payers switching to our MCT device from existing modalities, and accepting ongoing fees related to providing the technology platform, data charges and support; however, [except for SAEHi none of such cardiologists or electrophysiologists have committed to do so, and we have no definitive agreements in place with any end-users and payors].  Accordingly, we can give no assurance that any of them will in fact follow through as they indicated or that our business model will prove successful once launched.

Product and Technology

Bioflux is an advanced, integrated ECG device and software solution for the MCT market. The Bioflux device is comprised of a wet electrode and worn either on a lanyard around the neck or on a belt clip around the waist. The Bioflux ECG reporting software will allow doctors and labs to view a patient’s ECG data for monitoring and diagnostic purposes. Both the device and software are in accordance with MCT billing code standards, compliant with arrhythmia devices and alarms as defined by the FDA, and require 510(k) clearance, which has been obtained.

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

Preventative Care

The preventative care market (also referred to as the health and wellness market) was estimated to be valued at $452 billion in 2015. The preventative care market segments include: core diagnostic market and therapeutics ($42 billion), personalized medical care ($100 billion) and nutrition and wellness ($310 billion).

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

Adjacent Chronic Healthcare Markets and Prenatal Care

In the next few years, we intend to expand our reach with medical-grade solutions for diabetes, sleep apnea, fetal monitoring, and other adjacent healthcare and lifestyle markets.

Bionatal is a proposed solution for monitoring the fetus’ health by remote cardiac monitoring. In the US, there are approximately 60,000 fetal deaths per year. First time mothers are at the greatest risk for still births, approximating 20% of 840,000 pregnancies. Bionatal’s fetal ECG monitoring solution has a total market of $2.3 million, with an initial target of 900,000 pregnancies.

Event Monitoring

The Holter and Event Loop monitors are significantly simplified versions of an MCT device without a cellular connectivity solution. Holter and Event Loop monitors require data to be downloaded manually, for test periods of 24 hours to 30 days. With just a few adjustments to the software, Bioflux’s MCT device is expected to be able to be used as a Holter or an Event loop monitor, which would open up the entire Holter and Event Loop monitor markets which have been estimated to be $3.7 billion in 2020. Combined with Bioflux’s global cellular chipset, the Bioflux MCT device can become a 3 in 1 device that is applicable to the global event monitoring market. Bioflux intends to offer this complete solution to its three target markets: physicians, clinics/hospitals and IDTFs, which includes the Bioflux MCT device, Bioflux ECG reporting software, and access to a third party ECG monitoring center. We do not expect for there to be any cost to any of our customers for the device itself, as our entire revenue is expected to be derived from the pay-per-use service.

Competition

The medical technology equipment industry is characterized by strong competition and rapid technological change. There are a number of companies developing technologies that are competitive to our existing and proposed products, many of them, when compared to our Company, having significantly longer operational history and greater financial and other resources.

Within the US event monitoring systems market, the MCT product segment is comprised of 5 main competitors that we are aware of. These competitors have increased market presence and distribution primarily through existing IDTFs. The existing competitors have maintained a competitive advantage within the market by controlling the distribution of all available MCT devices and software solutions. Our primary competitors in the MCT market are:

•

Biotelemetry (formerlyCardioNet). We believe that CardioNet, LLC, a subsidiary of BioTelemetry, Inc. (NASDAQ:BEAT), has the largest network of IDTFs within the MCT market. CardioNet is considered a complete solution provider as it produces and distributes its own MCT device, software solution, and MCT monitoring centers. The company acquired its MCT device through the acquisition of a MCT manufacturer, Braemar. Upon acquisition of Braemar, CardioNet offered limited support to other clients utilizing Braemar’s technology. This resulted in CardioNet increasing the use of its device and software solution, enabling wide market penetration. We believe that CardioNet’s business model is focused on providing the MCT diagnostic service, as opposed to selling MCT solutions to other IDTFs or service providers, which enables a perpetual per-read fee as opposed to one time device or software sales. Equity research analysts categorize CardioNet as a clinical health provider, because of its business model, rather than as a medical device company. As such, we believe that CardioNet’s market cap is limited by the low multiples associated with that type of business, and, as a clinical health provider, CardioNet has significant overhead and fixed costs associated with monitoring centers and health professionals.

•

LifeWatch AG (Acquired by Biotelemtry).  LifeWatchAG (SIX Swiss Exchange:LIFE) is a public company with primary operations in Switzerland, the United States and Israel. LifeWatch operates a large network of IDTFs. LifeWatch is smaller relative to CardioNet, yet we believe it follows the same business model. To this end, LifeWatch has developed its own MCT device and software solution, as well as established MCT monitoring centers.

•

Preventice (formerly eCardio.)  eCardio is a private company, based in Houston, Texas. eCardio’s device is manufactured by a third party medical device company, TZ Medical. eCardio has integrated TZ Medical’s device with its software solution to create a complete MCT solution. Similar to LifeWatch and CardioNet, we believe eCardio follows the same business model of offering the MCT service and acting as a clinical health provider.

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

In addition, we note that:

•

Medtronic. Medtronic is a major medical device conglomerate. It has an MCT solution by the name of SEEQ that was added to their portfolio through the acquisition of Corventis. We have seen no significant activity or usage with SEEQ in our market analysis. We also note that SEEQ is a patch based MCT solution that only collects data on 1 lead. As such, it has strong competition from 3 lead systems which are the standard for MCT. In early 2018, Medtronic withdrew SEEQ from the marketplace. We do not view Medtronic as a primary competitor, but, given the size and reach of Medtronic, they are an organization that we must continuously watch and be aware of.

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

•

of the insourcing business model which we believe is applicable to a significantly larger portion of the total available market and enable more efficient strategic penetration and distribution; and

•

for the other reasons described earlier under “–Market Opportunity.”

Intellectual Property

We primarily rely on trade secret protection for our proprietary information. No assurance can be given that we can meaningfully protect our trade secrets. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to, or disclose, our trade secrets.

We acquired a customized version FDA cleared ECG reporting software, for use in MCT, from CardioComm Solutions Inc. Use of this software is exclusive to Bioflux for the MCT market, except that CardioComm may continue to work with its pre-existing relationships in respect to existing MCT Solutions, including TZ Medical; however,  we do not believe that any of such pre-existing relationships have incorporated CardioComm’s software in their solutions at this time. The exclusivity is indefinite unless earlier terminated in accordance with the terms of the agreement, including termination by CardioComm if we fail to remain current in the payment of applicable royalty fees. Now that CardioComm has delivered the final software to us, and given that we have received 510(k) clearance from the FDA, we will be required to pay a royalty fee equal to a $20.00 ECG cardio-scan fee, on a per patient and an as-collected basis, managed through the software, provided that the minimum annual royalty fee shall be $75,000 for the first year and $150,000 per annum thereafter.

We have and generally plan to continue to enter into non-disclosure, confidentiality and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we intend to also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers and others to attempt to limit access to, use and disclosure of our proprietary information. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

We incurred research and development costs of $1,762,561 for the fiscal year ended March 31, 2018, and $1,138,252 for the fiscal year ended March 31, 2017.

Government Regulation

General

Our proposed product is subject to regulation by the U.S. Food and Drug Administration and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of the our medical device products.

In addition to those indicated below, the only other regulations we encounter are regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our products, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our products and proposed products.

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

The custom software and hardware of our products are classified as Class II. Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process. As part of the 510(k) or 510(k) de-novo notification process, the FDA may have required the following:

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

Given successful completion of all required testing, a detailed 510(k) premarket notification or 510(k) de-novo was submitted to the FDA requesting clearance to market the product. The notification included all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.

A 510(k) clearance letter from the FDA then authorized commercial marketing of the device for one or more specific indications of use.

After 510(k) clearance, Biotricity is required to comply with a number of post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, and, if applicable, reporting of corrective actions. Also, quality control and manufacturing procedures must continue to conform to QSRs. The FDA periodically inspects manufacturing facilities to assess compliance with QSRs, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with QSRs and other types of regulatory controls.

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

We received 510(k) clearance for both the software and hardware components of our Bioflux product. To obtain 510(k) clearance, a company must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Once the information is submitted, there is no guarantee that the FDA will grant a company 510(k) clearance for its pipeline products, and failure to obtain the necessary clearances for its products would adversely affect its ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce its business prospects.

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

In the event that a company receives a Not Substantially Equivalent determination for its candidates in response to a 510(k) submission, the device may still be eligible for the 510(k) de-novo classification process.

Devices that cannot be cleared through the 510(k) or 510(k) de-novo classification process require the submission of a PMA. The PMA process is much more time consuming and demanding than the 510(k) notification process. A PMA must be supported by extensive data, including but not limited to data obtained from preclinical and/or clinical studies and data relating to manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After a PMA application is submitted, the FDA’s in-depth review of the information generally takes between one and three years and may take significantly longer. If the FDA does not grant 510(k) clearance to its future products, there is no guarantee that Biotricity will submit a PMA or that if it does, that the FDA would grant a PMA approval of Biotricity’s future products, either of which would adversely affect Biotricity’s business.

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

Manufacturing and Suppliers

Until recently, we have focused primarily on research and development of the first generation version of the Bioflux, as well as starting the prototyping of Biolife and proposed marketing and distribution, we are not yet at a stage to commence volume production of our products. We currently assemble our devices at our Redwood City, California facility. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages.

We have a scalable manufacturing strategy and goals and use Providence Enterprises, which is an FDA qualified manufacturer for contract manufacturing. We do not have a contract with Providence or any obligation to use them (nor do they have any obligations with respect to us other than with respect to any specific orders we may make) and we enter into purchase orders for each manufacturing request we have with Providence, as we would with other vendors. Despite our working relationship with Providence, we intend to continue to identify and develop other efficient, automated, low-cost manufacturing capabilities and options to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to facilitate and absorb the near-free distribution of our products pursuant to our proposed business plan.

We currently rely on a number of principal suppliers for the components that make up our products and proposed products; these include Digikey Corporation and Mouser Electronics for electronics and connectors, Stolmann for Bluetooth modules, Yongan Innovations for batteries, Dongguan Bole RP&M Cp. Ltd. for plastics, Unimed Medical for ECG cables, and Medico Systems for touch-panel LCD displays. We believe that the raw materials used or expected to be used in our planned products can be acquired from multiple sources and are readily available on the market.

Employees

We currently have 11 full-time employees and approximately 20 consultants who are based in our offices located in Toronto, Canada and Silicon Valley, California. These employees oversee day-to-day operations of the Company and, with the consultants, support management, engineering, manufacturing, and administration. We have no unionized employees.

Based on funding ability, we currently plan to hire 20 to 30 additional full-time employees within the next 12 months, whose principal responsibilities will be the support of our sales, marketing, research and development, and clinical development activities.

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

We have a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenues. As a result, any significant reduction in revenues would immediately and adversely affect our business, financial condition and operating results.

We have, until recently, had no revenues and we cannot predict when we will achieve sustained profitability.

We have not been profitable and cannot definitely predict when we will achieve profitability. We have experienced net losses and have had no revenues since our and our predecessor’s inception in 2009. We do not anticipate generating significant revenues until we successfully continue to develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of any such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2018, we had an accumulated deficit of $26,447,430.

We may never complete the commercialization and future development of new generations of the Bioflux or any of our other proposed products.

We have no assurance of success as to the completion of the commercial piloting of the Bioflux or the completion and development of any new generations of that product or other proposed or contemplated product, for any of our target markets. We continue to seek to improve our technologies before we are able to develop them and produce commercially viable products. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes, and that there is the possibility of outright failure.

We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, our commercialization schedule could be delayed and potential purchasers of our initial commercial products may decline to purchase such products or may opt to pursue alternative products.

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

Generally, we have met our milestone schedules when making technological advances in our product. We can give no assurance that our commercialization schedule will continue to be met as we further develop the Bioflux or any of our other proposed products.

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

Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. [Our Bioflux device is a Class II medical device and we believe our planned products will also be Class II medical devices.] Class II devices are subject to additional controls, including full applicability of the Quality System Regulations, and requirements for 510(k) pre-market notification.

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

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Product liability insurance is expensive and, if available, may not be available on acceptable terms at all periods of time. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on the Company, or both, which in either case could have a material adverse effect on our business and financial condition.

We require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

We will require additional funds to further develop our business plan. Based on our current operating plans, we ideally want to have an additional approximately $7 million to fund our planned operations and sales efforts necessary to accelerate the introduction of Bioflux into broader markets. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient revenues from our operating activities, we may need to raise additional funds through equity offerings, or otherwise, in order to meet our expected future liquidity requirements, including to introduce our other planned products or to pursue new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders.

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

The results of our research and development efforts are uncertain and there can be no assurance of the continued commercial success of our products.

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

Our future success will depend upon the continued service of Waqaas Al-Siddiq, our President and Chief Executive Officer. Although we believe that our relationship with him is positive, there can be no assurance that his services will continue to be available to us in the future. We do not carry any key man life insurance policies on any of our executive officers.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition and results of operations.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition and results of operations.

Since its adoption into law in 2010, the Affordable Care Act has been challenged before the U.S. Supreme Court, and several bills have been and continue to be introduced in Congress to delay, defund, or repeal implementation of or amend significant provisions of the Affordable Care Act. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law.  The net effect of the Affordable Care Act, as currently in effect, on our business is subject to a number of variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the sporadic implementation of the numerous programs designed to improve access to and the quality of healthcare services.  Additional variables of the Affordable Care Act impacting our business will be how states, providers, insurance companies, employers, and other market participants respond during this period of uncertainty surrounding the future of the Affordable Care Act.

On January 20, 2017, the President of the United States issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, or health insurer. Additionally, on October 12, 2017, the President issued another executive order requiring the Secretaries of the Departments of Health and Human Services, Labor and the Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the DOJ announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, the President signed tax reform legislation into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate.

We cannot predict the impact that the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act or the current or pending regulations adopted to implement the law. In addition, we cannot predict the impact that the repeal of the penalties associated with the individual mandate and the cessation of cost sharing reduction payments to insurers will have on the availability and cost of health insurance and the overall number of uninsureds. We also cannot predict whether the Affordable Care Act will be repealed, replaced, or modified, and, if the Affordable Care Act is repealed, replaced or modified, what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place

We will not be profitable unless we can demonstrate that our products can be manufactured at low prices.

To date, we have focused primarily on research and development of the first generation version of the Bioflux, as well as starting the prototyping of Biolife and proposed marketing and distribution. Consequently, we have little experience in manufacturing these products on a commercial basis. We may manufacture our products through third-party manufacturers. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to absorb the cost of near free distribution of our products pursuant to our proposed business plan. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

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

Our financial statements are presented in U.S. dollars, although a certain portion of our business operating expenses are payable in currencies other than the U.S. dollar, specifically the Canadian dollar. Due to the substantial volatility of currency exchange rates, exchange rate fluctuations may have a positive or adverse impact on our future revenues or expenses presented in our financial statements. We may use financial instruments, principally forward foreign currency contracts, in our management of foreign currency exposure. These contracts would primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

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

We face competition from primarily four companies that also focus on the ECG market that we intend to enter: BioTelemetry (formerly CardioNet), Preventice (formerly eCardio), Linecare and ScottCare. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

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

The medical device industry in which we operate is characterized by extensive intellectual property litigation and, from time to time, we might be the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert the time and effort of our management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments, or it could negatively impact our ability to sell current or future products in the affected category and could have a material adverse effect on business, cash flows, financial condition or results of operations.

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

We have filed for one industrial design patent in Canada and in the U.S. We may continue to seek patent protection for our designs and may seek patent protection for our proprietary technology if warranted. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our designs or our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of Canada or the United States.

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

Risks Related to Our Securities and Other Risks

Because our Common Stock is not registered under the Exchange Act, we are not subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders are not subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Exchange Act, and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year we have total assets of more than $10,000,000 and record holders of our common stock that is held either by 2,000 persons or 500 shareholders who are not accredited investors, in accordance with Section 12(g) of the Exchange Act; as of July 11, 2018, we have approximately 144 shareholders of record).  We have been filing annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, however, as long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules.  In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act.  Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4, and 5 respectively.  Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports and any registration statements on Form S-1 we file.  Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record.  This suspension is automatic and does not require any filing with the SEC.  In such an event, we may cease providing periodic reports, and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

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

There will be a significant number of shares of common stock eligible for sale, which could depress the market price of such stock.

We have registered for resale substantially all of the approximately 26,143,289 shares of common stock, which has been issued to selling shareholders named in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, Registration No. 333-222962 (the “Registration Statement”), in addition to all of the 6,203,814 remaining outstanding unexchanged Exchangeable Shares which may be exchanged for the Company’s common stock. Although the 15% of all Exchangeable Shares continue to be subject to a lock-up agreement for a period of no more than one year from the effective date of the Registration Statement, a large number of shares of our common stock would become available for sale in the public market, which could harm the market price of the stock.

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq beneficially owns approximately 19.90% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The Company could be subject to liability related to certain inaccurate statements about its purported FDA approval.

On January 3, 2017, a firm that the Company had engaged, but without the Company’s input or knowledge, published an article titled “Wearable Devices Market Continues to be Driven by Innovation.” A portion of this article was also inadvertently posted on the Company’s website. The article contained certain inaccuracies in that it stated that the Company had received the necessary Food and Drug Administration clearance, which the Company had not obtained. The firm removed this article from its source websites and the Company also removed the excerpt that had been posted on the Company website. The Company subsequently obtained this clearance. However, the Company could still be subject to liability for this statement and other similar statements on the Company’s website or otherwise available on the internet.

The January 3, 2017 Article titled Wearable Devices Market continues to be driven by Innovation could constitute a free writing prospectus.

Because the January 3, 2017 article was disseminated prior to the effectiveness of the Registration Statement, it could be considered to be a free writing prospectus in connection with an offering by selling shareholders; however the Company is not eligible to use a free writing prospectus and as a result could be subject to liability for improperly using such prospectus.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 3,500 square feet at 275 Shoreline Drive, Redwood City, California. We also have executive offices at leased premises of approximately 5,000 square feet at 75 International Blvd., Suite 300, Toronto, ON Canada M9W 6L9. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on the OTCQB marketplace under the symbol “BTCY” since February 1, 2016 but did not commence trading until February 18, 2016. Prior to that, our common stock was quoted on the OTCQB marketplace under the symbol “MTSU” but there was no trading activities and no quoted prices. On July 11, 2018 the closing price of our common stock as reported on the OTCQB marketplace was $2.64 per share.

The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
Year Ended March 31, 2018:
Fourth Quarter	$ 8.15	$ 3.03
Third Quarter	$ 19.50	$ 1.90
Second Quarter	$ 2.80	$ 1.81
First Quarter	$ 3.00	$ 2.30

Year Ended March 31, 2017:
Fourth Quarter	$ 2.72	$ 2.03
Third Quarter	$ 2.98	$ 1.71
Second Quarter	$ 3.20	$ 0
First Quarter	$ 3.00	$ 0

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Shareholders of Record

As of July11, 2018, an aggregate of 26,125,039 shares of the Company's common stock were issued and outstanding and owned by approximately 143 shareholders of record. A further 18,250 shares were to be issued soon after that date under obligations existing on that date. As of July 11, 2018, 6.203.815 Exchangeable Shares were also issued and outstanding and held by approximately 30 holders of record.  The numbers of record holders do not include beneficial owners holding shares through nominee names.

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

Issuance of Securities

During the period between April 1 and June 30, 2017, the Company issued an aggregate of 62,500 in vested options or warrants to consultants and vendors in connection with services, with exercise prices between $2.50 and $2.70 and the expiry date of June 30, 2020. The issuance of such shares was not registered under the Securities Act. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered.

From April 1 and July 31, 2017, the Company sold, in further multiple closings, an aggregate of 1,531,671 units (the “Units”) for gross proceeds of $2,680,424, at a purchase price of $1.75 per Unit, in a private offering of a minimum of $1,000,000 and up to a maximum of $8,000,000 (subject to an overallotment option) (the “Unit Offering”); this does not include Bridge Notes converted into this Unit Offering (described in the next paragraph below) and was in addition to an aggregate of 781,481 Units sold to accredited investors from January 1, 2017 to March 31, 2017 (for gross proceeds of $1,367,573). Each Unit consists of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. Pursuant to the Banking Agreement, we  agreed to pay or provide to the Placement Agent and/or sub-placement agents the following compensation at each closing of the Unit Offering: (a) a cash fee of up to 10% of the gross proceeds raised at such closing; provided that in certain circumstances the Placement Agent and its sub-placement agents, collectively, will receive a cash fee of up to 13% of the gross proceeds raised at such closing; (b) reimbursement of reasonable out-of-pocket expense; and (c) subject to certain limitations, a 5-year warrant to purchase 8% of the Common Stock sold in the Unit Offering at an exercise price of $3.00 per share (the “Placement Agent’s Warrants”). The Placement Agent’s Warrants are not callable and have a customary weighted average anti-dilution provision and a cashless exercise provision. The Unit Offering was closed to investors as of July 31, 2017. After payment of placement agent fees and expenses but before the payment of other Unit Offering expenses, such as legal and accounting expenses, we received net cash proceeds, from the commencement of the Unit Offering to July 31, 2017, of approximately $3,552,817. Based on the multiple closings that were completed by July 31, 2017, the Company paid to the Placement Agent and its sub-agents an aggregate of approximately $495,180, and issued Placement Agent’s Warrants to purchase an aggregate of 177,966 shares of Common Stock, not including Bridge Notes converted into this Unit Offering (described in the next paragraph below). Investors participating in the Unit Offering met the accredited investor definition of Rule 501 of the Securities Act. The offer and sale of the Units in the Unit Offering were made in reliance on the exemption from registration afforded under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. The Unit Offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the Unit Offering.

By May 31, 2017, the Company had successfully raised more than the threshold amount of $3,000,000 in aggregate proceeds from the Unit Offering (a “Qualified Financing”) required in order to exercise its right to convert the principal amount of convertible notes (the “Bridge Notes”), along with accrued interest thereon, into Units of the Unit Offering. Bridge Notes with an aggregate principal amount of $2,455,000, issued between March 31, 2016 and February 21, 2017, along with accrued interest of $203,571 were converted into the Company’s Unit Offering, such that an aggregate of 1,823,020 shares of the Company’s common stock, with warrants to purchase 911,510 shares, pursuant to the terms of the convertible notes, at an exercise price of $3.00. Furthermore, pursuant to conversion terms, the Company also issued five-year warrants to the same security holders, allowing them to purchase an aggregate of 1,823,020 shares of the Company’s common stock at an exercise price per share of $2.00. Placement Agent fees levied on funds raised through Bridge Notes, which were converted into the Unit Offering, amounted to $180,200 and Placement Agent Warrants, also issued as broker compensation, amounted to the right to purchase 122,418 shares.

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

During the three months ended December 31, 2017, the Company issued 136,672 shares as compensation to consultants that provided contractual services. The fair value of these shares was expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital and was determined by using the market price of the common stock as at the date of issuance. This issuance of common stock was exempt from registration under Section 4(a)(2) under the Securities Act, as a transaction not involving a public offering, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered. During the three months ended December 31, 2017, the Company also issued an aggregate of 212,798 shares of the Company’s common stock, in connection with the exercise of warrants previously issued to consultants as consideration for services. This issuance was also exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered, and/or 3(a)(9) under the Securities Act as the warrants were exercised for common stock by existing security holders and no commission or other remuneration was paid. On December 22, 2017, the Company completed a registered public offering to accredited investors, which raised gross proceeds of $2,475,901 million through the issuance of 450,164 common shares.

During the three months ended December 31, 2017, the Company also issued 216,042 shares as compensation to consultants that provided contractual services. The fair value of these shares was expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital and was determined by using the market price of the common stock as at the date of issuance. This issuance of common stock was exempt from registration under Section 4(a)(2) under the Securities Act, as a transaction not involving a public offering, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered.

During the three months ended March 31, 2018, holders of the Exchangeable Shares converted an aggregate of 979,090 Exchangeable Shares for an aggregate of 979,090 shares of the Company’s common stock. Pursuant to the terms of conversion of the Exchangeable Shares, each such share is convertible, upon request and for no additional consideration, into 1 share of the common stock of the Company. These issuances were exempt from registration under Section 4(a)(2) under the Securities Act as transactions not involving a public offering. Also during the three months ended March 31, 2018, the Company issued an aggregate of 12,401 shares of the Company’s common stock in connection with the exercise of warrants previously issued to consultants as consideration for services, which was a transaction exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered, and/or 3(a)(9) under the Securities Act as the warrants were exercised for common stock by existing security holders and no commission or other remuneration was paid. Using the same exemption, the Company issued an aggregate of97,087 shares of the Company’s common stock in connection with the cashless exercise of warrants previously issued to brokers who assisted the Company in arranging funding during the same period.

Subsequent to the year ended March 31, 2018, from April 1 to July 11, 2018, utilizing the same respective exemptions described above, the Company issued 141,500 shares as compensation to consultants who provided contractual services, it issued a further 1,940,128 shares of common stock to shareholders who converted the same number of Exchangeable Shares; and it issued 62,838 shares of the Company’s common stock in connection with the exercise of warrants previously issued to consultants as consideration for services. Also, on June 28, 2018, the Company entered into an agreement with a private equity investment fund (the “Investor”) to install a committed equity purchase facility, which allows the Company, at its sole option, to direct the Investor to make multiple common share purchases that in aggregate can be up to $25 million (the “Aggregate Amount”) during the term of the facility, which will be up to 36 months. As part of this transaction, the Investor purchased 128,750 shares of common stock of the Company, at a price of $4, for gross proceeds of $515,000. As compensation for providing their commitment with respect to this equity purchase facility, the Company agreed to issue to the Investor 121,344 common shares representing a dollar value equal to 1.6% of the Aggregate Amount, or $400,000. Up to and including July 11, the Investor had purchase a further 28,879 shares for gross proceeds of $78,407.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted an equity incentive plan effective as of February 2, 2016 to attract and retain employees, directors and consultants. The equity incentive plan is administered by our Board of Directors which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The equity incentive plan may also be administered by a special committee, as determined by the Board of Directors.

The maximum aggregate number of shares of our common stock that may be issued under the equity incentive plan is 4,748,843, which, except as provided in the plan shall automatically increase on January 1 of each year for no more than 10 years, so the number of shares that may be issued is an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1. The equity incentive plan provides for the grant of, among other awards, (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) non-statutory options and restricted stock to our employees, directors or consultants.

Shown below is information as of March 31, 2018 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,147,498	$ 3.2306	773,546

Equity compensation plans not approved by security holders (2)

Directors, Officers and Employees Stock Option Plan (3)	164,574	0.0001	-

Warrants granted to Directors and Officers (4)	268,806	2.3140	-
Broker Warrants	384,241	1.8954	-
Consultant Warrants (4)	481,166	2.5231	-
Total	5,446,285		773,546

__________

(1)

Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 2,499,998 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement at an exercise price of $2.20, as well as a further grant to Mr. Al-Siddiq of 1,300,000 options in January 2018. In addition, during 2016 and 2017, three other employees were granted options to purchase an aggregate of 210,000 and 137,500 shares of our common stock at exercise prices of between $2.18 and $3.69, respectively.

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

(3)

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, there were 137,500 outstanding options at an exercise price of $.0001 under this plan. These options now represent the right to purchase 164,574 shares of the Company’s common stock using the ratio of 1.1969:1.  No other grants will be made under this plan.

(4)

Consultant Warrants do not include 188,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan, otherwise included in Warrants granted to Directors and Officers.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [UPDATE]

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2018 and should be read in conjunction with our financial statements and related notes of the Company as of and for the fiscal years ended March 31, 2018 and 2017 contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2018.

Cash

Cash includes cash on hand and balances with banks.

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $1,762,561 and $1,138,252 for the fiscal years ended March 31, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

On April 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective and such adoption did not have a material impact on our financial position and/or results of operations.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

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

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although the Company has not yet quantified the impact that the adoption of this pronouncement will have on our combined financial position and/or results of operations, however, the management has begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Results of Operations

From our inception in July 2009 through March 31, 2018, Biotricity has generated a deficit of $26,447,430. We expect to incur additional operating losses, principally because of our continuing anticipated research and development costs and due to anticipated initial limited sales of the Bioflux, our first product. As we have reached the anticipated commercialization of the Bioflux, we have to devote and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs.

For the Fiscal Year Ended March 31, 2018 Compared to the Fiscal Year Ended March 31, 2017

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2018 was $7,723,734 compared to $5,942,170 for the fiscal year ended March 31, 2017, as further described below.

General and administrative expenses

Our general and administrative expenses increased for the fiscal year ended March 31, 2018 by $1,157,255 to $5,961,173, compared to $4,803,918 during the fiscal year ended March 31, 2017. The increase was due to the increased professional fees and product marketing and promotion required in preparing for the launch of a developed product, as tempered by cost controls associated with consolidating the Company’s operations in one office and the payroll and compensation-related cost savings associated with building an engineering division that is less reliant on contract consultants.

Research and development expenses

During the fiscal year ended March 31, 2018, we incurred research and development expenses of $1,762,561, compared to $1,138,252 incurred in the fiscal year ended March 31, 2017. The increase reflects the increased activity associated with completing our FDA approval process, preparing Bioflux for commercialization and engineering future product enhancements.

Accretion expense

During the fiscal year ended March 31, 2018, we incurred accretion expense of $879,416 compared to $1,177,674 incurred in the comparable prior period.

Change in fair value of derivative liabilities

During the three month period ended September 30, 2017, the Company adopted ASU 2017-11.

Net Loss

As a result of the foregoing, the net loss for the fiscal year ended March 31, 2018 was $8,623,738 compared to a net loss of $7,809,291 during the fiscal year ended March 31, 2017.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2018 was a loss of $229,745, as compared to a loss of $333,863, for the fiscal year ended March 31, 2017. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

The Company is in commercialization mode, while continuing to pursue the development of its next generation MCT product as well as new products that are being developed.

We generally require cash to:

•

purchase devices that will be placed in the field for pilot projects and to produce revenue,

•

launch sales initiatives,

•

fund our operations and working capital requirements,

•

develop and execute our product development and market introduction plans,

•

fund research and development efforts, and

•

pay any expense obligations as they come due.

As a result of its pre-revenue operations, the Company has incurred recurring losses from operations, and as at March 31, 2018, has an accumulated deficit of $26,447,430. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. To do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

During the year ended March 31, 2018, the Company raised capital by issuing (i) convertible notes that then converted into common stock, (ii) units of common stock and warrants sold in a private offering (described in the following paragraphs) and the exercise of warrants previously issued:

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

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require approximately $4 million ($7 million in order to accelerate commercialization) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux in its next generation, in addition to including marketing, sales, regulatory and clinical costs to better introduce the product into the market place. We expect to require an additional approximately $4 million to also complete the development of our Biolife product and increase penetration in new and existing markets and expand our intellectual property platform, which we anticipate would lead to profitability. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. In order to assist with these goals, the Company has entered into an arrangement with a private equity firm, that allows it to have use of a committed facility that allows it to raise up to $25 million in additional capital, at its discretion. The first sale of shares under this facility raised $515,000. Measured, discretionary use of this facility and any additional equity financing that the Company may undertake will be dilutive to existing stockholders.

Based on the above facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of this Annual Report on Form 10-K. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all.  If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2018, we used cash in operating activities of $4,861,107 compared to $3,748,865 for the fiscal year ended March 31, 2017. For each of the fiscal years ended March 31, 2018 and March 31, 2017, the cash in operating activities was primarily due to research, product development, business development, marketing and operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5,289,281 for the fiscal year ended March 31, 2018, compared to $3,967,504 for the fiscal year ended March 31, 2017. For the fiscal years ended March 31, 2018 and March 31, 2017, the cash provided by financing activities was primarily due to the issuance of common shares and convertible promissory notes.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the fiscal years ended March 31, 2018, 2018 and March 31, 2017.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, based on the assessment and control of disclosure decisions currently performed by a small team.  The Company plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

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

As of March 31, 2018, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of March 31, 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	32	President, Chief Executive Officer and Chairman of the Board of Directors
Dr. Norman M. Betts	62	Director
David A. Rosa	52	Director
John Ayanoglou	52	Chief Financial Officer

[BIOGRAPHIES TO BE UPDATED; EACH SHOULD UPDATE ANY CHANGES TO EMPLOYMENT STATUS, ANY NEW OR TERMINATED OUTSIDE DIRECTORSHIPS]

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

Dr. Norman M. Betts: Director. Dr. Betts has been a director of the Company since April 27, 2016. He is an associate professor, Faculty of Business Administration, University of New Brunswick and a Chartered Accountant Fellow. Dr. Betts serves as a director of Tanzanian Royalty Exploration Corporation, a mineral resource company with exploration stage properties, the common shares of which are listed on the Toronto Stock Exchange under the symbol “TNX” and on the NYSE MKT LLC under the symbol “TRX.” He is also a director and Chair of the audit committees of Tembec Inc. (TSX:TMB), an integrated forest products company with operations principally located in Canada and France; Lead Independent Director of the Board of Adex Mining Inc. (TSX-V:ADE), a Canada-based mining company; and 49 North Resources Inc. (TSXV: FNR), a Saskatchewan focused resource investment company. Dr. Betts was also appointed to the Board of Directors of the Bank of Canada and currently serves as a member of the audit and finance committee and the pension committee. Additionally, Dr. Betts was a member of the New Brunswick Legislative Assembly from 1993 to 2003 and held three different cabinet posts, including minister of finance from 1999 to 2001. He was awarded a PhD in Management from the School of Business at Queen’s University in 1992.

We believe Dr. Betts is qualified to serve as a director due to his extensive accounting, financial management and board of director and governance experience.

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

John Ayanoglou: Chief Financial Officer.  Mr. Ayanoglou has served as our Chief Financial Officer since October 27, 2017 and previously served as Chief Financial Officer of four financial services firms, three of which were publicly-listed companies. Mr. Ayanoglou currently serves as a director of Build Capital since October 2017. From October 2011 through October 26, 2017, Mr. Ayanoglou served as Executive Vice President of Build Capital. Prior to this, from May 2008 through September 2011, he served as Chief Financial Officer and Senior Vice President of Equitable Group Inc. (TSX: ETC) and its wholly-owned, OSFI-regulated subsidiary, Equitable Bank. Mr. Ayanoglou transitioned to Equitable after serving as CFO, Vice President and Corporate Secretary of Xceed Mortgage Corporation (TSX: XMC), from August 2000 through May 2008, where he worked with an executive team that managed through performance standards, used focused strategic planning processes and 360 degree feedback loops. Mr. Ayanoglou has extensive experience in business consolidations, operating systems implementations and audit of integrated processes and systems. Mr. Ayanoglou has counseled management on techniques to mitigate risks and establish more efficient, effective operations. During his career, Mr. Ayanoglou has kept pace with the rapid escalation of regulatory, public reporting and corporate governance requirements, which have characterized and shaped his responsibilities as CFO. He is a chartered accountant and a member of CPA Canada, Financial Executives International and has his ICD.D designation from the Institute of Corporate Directors at the Rotman School of Business.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2018 and March 31, 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq Chief Executive Officer	2018 2017	310,000 245,000	150,000 150,000	- -	860,697 (1) 624,996 (1)	- -	30,208 44,042	1,350,905 $1,064,038

John Ayanoglou Chief Financial Officer(2)	2018	129,513	19,505	-	118,188 (1)	-	-	267,206

__________

(1)

For assumptions made in such valuation, see Note [8] to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1.

(2)

Funds paid to Mr. Ayanoglou include $70,998 as consulting fee, paid through a corporation, with respect to contractual services being provided to the Company prior to his appointment as Chief Financial Officer.

Outstanding Equity Awards

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2018.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	1,588,323	2,211,666	-	$2.47	August 4, 2021 to June 30, 2025	-	-	-	-

John Ayanoglou	100.000	-	-	$3.06	March 31, 2021	-	-	-	-

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Mr. Al-Siddiq on April 12, 2016, to serve as our Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Mr. Al-Siddiq receives an annual base salary to be reviewed annually by the Board of Directors. Mr. Al-Siddiq is also eligible to receive a minimum annual bonus of 50% of annual base salary for the prior year based on his individual performance and the achievement of corporate objectives as determined by the Board. During January 2018, the Board approved an increase to Mr. Al-Siddiq’s annual base salary from $300,000 per annum to a revised salary of $360,000 per annum.

Pursuant to his employment agreement, as of July 12, 2016, we granted to Mr. Al-Siddiq options to purchase 2,499,998 shares of our common stock, representing 10% of our outstanding shares at such date, at an exercise price per share of $2.20. Mr. Al-Siddiq shall be entitled to participate in our benefit plans generally made available to employees in accordance with the terms of such plans. During January 2018, the Board approved a new additional grant of options to Mr. Al-Siddiq to purchase 1,300,000 shares or our common stock at an exercise price of $5.44 per share, vesting equally over 30 months.

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

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.7 to our annual report on Form 10-K for the transition period from September 1, 2015 to December 31, 2015.8-k

John Ayanoglou

In connection with Mr. Ayanoglou’s appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pay Mr. Ayanoglou a base salary of CDN$180,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase 200,000 shares of the Company’s common stock, during his first 12 months of tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. at an exercise price of $2.43. The warrants vest monthly on a pro-rata basis over this period of 12 months.

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

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal year ended March 31, 2018.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Norman M. Betts	2018	$ 8,000	$ 75,400	$ 36,205	-	-	-	$ 119,605
	2017	-	-	$ 33,188				$ 33,188

David A. Rosa	2018	$ 6,000	$ 75,400	$ 41,925	-	-	$ 1,251	$ 124,576
	2017	-	-	$ 38,431	-	-	-	$ 38,431

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of July 11, 2018 held by (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of July 11, 2018 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 32,347,103 shares are outstanding as of July 11, 2018, consisting of 26,143,289 shares of common stock and 6,203,814 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq (1)	6,864,544	19.90%
Isa Khalid Abdulla Al-Khalifa	2,814,594	8.70%
Riazul Huda (2)(3)	2,142,515	6.62%
John Ayanoglou (4)	238,806	*
Norman M. Betts (5)	60,000	*
David A. Rosa (5)	60,000	*

All directors and executive officers as a group (4 person) (1)(4)(5)	7,223,350	20.94%

__________

* Less than 1%

(1)

Includes an option to purchase an aggregate of 2,152,208 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement and compensation resolutions of the Company’s board of directors. Excludes an additional 1,578,332 shares underlying such option that are not exercisable within 60 days of July 11, 2018.

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

(3)

Of such shares, 837,855 are held indirectly by 1903790 Ontario Inc., for which Mr. Huda has voting and dispositive control.

(4)

Represents warrants that were granted during 2016 and 2017, and are exercisable within 60 days of July 11, 2018. Excludes an additional 50,000 shares underlying such warrants, which form part of Mr. Ayanoglou’s compensation arrangement, that are not exercisable within 60 days of July 11, 2018.

(5)

Represents warrants that were granted during 2016 and are exercisable within 60 days of July 11, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2018 and March 31, 2017.

Fee Category	2018	2017
Audit Fees (1)	$ 61,800	$ 65,787
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total Fees	$ 61,800	$ 65,787

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

4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).

4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
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

10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.11+

Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).

10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*

Indicates management contract or compensatory plan or arrangement.

+

Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13 day of July, 2018.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	July 13, 2018
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	July 13, 2018
John Ayanoglou

/s/Norman M. Betts	Director	July 13, 2018
Norman M. Betts

/s/ David A. Rosa	Director	July 13, 2018
David A. Rosa

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2018 and 2017

Table of Contents

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements for years ended March 31, 2018 and 2017:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statement of Stockholders’ Deficiency	F-4 – F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-26

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and its subsidiaries (the “Company”) as of March 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2018 and related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2018 and 2017 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada July 13, 2018	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As at March 31, 2018	As at March 31 2017
	$	$
CURRENT ASSETS
Cash	843,643	424,868
Harmonized sales tax recoverable	35,737	939
Deposits and other receivables	17,046	14,705
Total current assets	896,426	440,512
NON-CURRENT ASSETS
Deposits and other receivables	33,000	33,000
TOTAL ASSETS	929,426	473,512

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	756,179	1,137,454
Convertible promissory notes [Note 5]	-	1,556,990
Derivative liabilities [Note 6]	-	2,163,884
TOTAL LIABILITIES	756,179	4,858,328

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 10,000,000 authorized as at March 31, 2018 and March 31, 2017, respectively, 1 share issued and outstanding as at March 31, 2018 and March 31, 2017, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2018 and March 31, 2017, respectively. Issued and outstanding common shares: 23,713,602 and 18,075,841 as at March 31, 2018 and 2017, respectively, and exchangeable shares of 8,143,937 and 9,123,031 outstanding as at March 31, 2018 and 2017, respectively [Note 7]	31,858	27,199
Shares to be issued (20,250 shares of common stock) [Note 7]	69,963	-
Additional paid-in-capital	27,161,984	14,308,583
Accumulated other comprehensive loss	(643,129)	(413,384)
Accumulated deficit	(26,447,430)	(18,307,215)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	173,247	(4,384,816)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	929,426	473,512

Commitments and Contingencies [Note 10]

Subsequent events [Note 11]

See accompanying notes to consolidated financial statements.

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Year ended March 31, 2018	Year ended March 31, 2017
	$	$

REVENUE	-	-

EXPENSES
General and administrative expenses [Notes 9 and 10]	5,961,173	4,803,918
Research and development expenses	1,762,561	1,138,252
TOTAL OPERATING EXPENSES	7,723,734	5,942,170

Accretion expense [Note 5]	879,416	1,177,674
Change in fair value of derivative liabilities [Note 6]	20,588	689,447
NET LOSS BEFORE INCOME TAXES	(8,623,738)	(7,809,291)

Income taxes [Note 8]	-	-
NET LOSS	(8,623,738)	(7,809,291)

Translation adjustment	(229,745)	(333,863)

COMPREHENSIVE LOSS	(8,853,483)	(8,143,154)

LOSS PER SHARE, BASIC AND DILUTED	(0.286)	(0.302)

WEIGHTED AVERAGE NUMBER OF COMMON AND EXCHANGEABLE SHARES OUTSTANDING	30,165,638	25,866,328

See accompanying notes to consolidated financial statements.

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in US dollars)

	Preferred stock	Common stock and exchangeable common shares			Shares to be Issued	Additional paid in capital		Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2016	1	1	24,999,978	25,000	-	-	7,982,465	(79,520)	(10,497,925)	(2,569,979)
Issuance of shares for private placement	-	-	781,480	781	-	-	1,366,791	-	-	1,367,573
Issuance of warrants for private placement investors	-	-	-	-	-	-	(339,308)	-	-	(339,308)
Issuance costs – broker warrants	-	-	-	-	-	-	(104,627)	-	-	(104,627)
Conversion of convertible notes into common	-	-	912,652	913	77,463	200,855	2,906,999	-	-	3,108,767
Issuance of shares for services	-	-	373,397	374	(77,463)	(200,855)	1,017,837	-	-	817,355
Exercise of warrants for cash	-	-	131,365	131	-	-	105,369	-	-	105,500
Issuance of warrants for services	-	-	-	-	-	-	876,438	-	-	876,438
Stock based compensation – ESOP	-	-	-	-	-	-	626,136	-	-	626,136
Cash issuance costs	-	-	-	-	-	-	(129,650)	-	-	(129,650)
Translation adjustment	-	-	-	-	-	-	133	(333,864)	-	(333,731)
Net loss	-	-	-	-	-	-	-	-	(7,809,290)	(7,809,290)
March 31, 2017	1	1	27,198,872	27,199	-	-	14,308,583	(413,384)	(18,307,215)	(4,384,816)
Adjustment to derivative liabilities upon adoption of ASU 2017-11	-	-	-	-	-	-	3,569,250	-	483,523	4,052,773
Issuance of shares for private placement	-	-	1,996,119	1,996	-	-	5,179,329	-	-	5,181,325
Cash issuance costs	-	-	-	-	-	-	(320,351)	-	-	(320,351)
Issuance of warrants for private placement investors	-	-	-	-	-	-	(3,183,614)	-	-	(3,183,614)
Issuance costs – broker warrants	-	-	-	-	-	-	(385,635)	-	-	(385,635)
Conversion of convertible notes into common shares	-	-	1,823,014	1,823	-	-	4,355,874	-	-	4,357,697

Issuance of shares for services	-	-	527,941	528	20,250	69,963	1,837,990	-	-	1,908,481
Exercise of warrants for cash	-	-	252,798	253	-	-	428,058	-	-	428,311
Issuance of warrants for services	-	-	-	-	-	-	370,358	-	-	370,358
Stock based compensation - ESOP	-	-	-	-	-	-	1,002,201	-	-	1,002,201
Cashless exercise of warrants	-	-	58,795	59	-	-	(59)	-	-	-
Translation adjustment	-	-	-	-	-	-	-	(229,745)	-	(229,745)
Net loss	-	-	-	-	-	-	-	-	(8,623,738)	(8,623,738)
March 31, 2018	1	1	31,857,539	31,858	20,250	69,963	27,161,984	(643,129)	(26,447,430)	173,247

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended March 31, 2018	Year Ended March 31, 2017
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,623,738)	(7,809,291)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	1,002,201	626,136
Issuance of shares for services	1,908,481	1,018,210
Issuance of warrants for services, at fair value	370,358	876,438
Accretion expense, including day one derivative loss	879,416	1,177,674
Change in fair value of derivative liabilities	20,588	689,447
Fair value of warrants issued	-	-
Changes in operating assets and liabilities:
Harmonized sales tax recoverable	(34,798)	28,614
Deposits and other receivables	3,678	35,909
Accounts payable and accrued liabilities	(400,543)	(392,002)
Net cash used in operating activities	(4,874,535)	(3,748,865)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	4,860,970	1,237,923
Proceeds from exercise of warrants	428,311	105,500
Proceeds from issuance of convertible debentures, net	-	2,455,000
Proceeds from issuance of stock options	-	-
Due to shareholders	-	169,081
Net cash provided by financing activities	5,289,281	3,967,504
Effect of foreign currency translation	4,029	152,586
Net increase in cash during the year	414,746	218,639
Cash, beginning of year	424,868	53,643
Cash, end of year	843,643	424,868

Supplementary Cash Flow Information
Interest paid	-	-
Taxes paid	-	-
Conversion of debt to equity on adoption of ASU 2017-11	4,074,312	-
Conversion of convertible notes into common stock	-	2,906,999

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2018 AND 2017

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

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at March 31, 2018, has an accumulated deficit of $26,447,340 and a working capital of $140,247. Subsequent to the year ended March 31, 2018, the Company launched its first commercial sales program, having already hired an experienced professional in-house sales team. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued. As an example of this, the Company filed a shelf prospectus under which it conducted its first registered direct sale of shares during December 2017, which raised gross proceeds of $2,475,901. In June 2018, the Company conducted a further registered direct sale of shares which raised gross proceeds of $500,000. The acquirer, a private equity fund also entered into agreements with the Company to commit themselves to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company (see Note 11 – Subsequent Events).

The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the absence of additional appropriate financing, the Company may have to modify its operating plan or slow down the pace of development and commercialization of its proposed products.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2018 and 2017.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

On April 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective and such adoption did not have a material impact on our financial position and/or results of operations.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

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

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although the Company has not yet quantified the impact that the adoption of this pronouncement will have on our combined financial position and/or results of operations, however, the management has begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2018	As at March 31, 2017
	$	$
Trade and other payables	547,858	866,188
Accrued liabilities	208,321	271,266
	756,179	1,137,454

Trade and other payables as at March 31, 2018 and 2017 include $161,481 and $195,081, respectively, due to a shareholder and executive of the Company in that individual’s capacity as employee.

5. CONVERTIBLE PROMISSORY NOTES

Prior to April 1, 2016, pursuant to a term sheet offering of up to $2,000,000, the Company issued convertible promissory notes to various accredited investors amounting to $1,368,978 in face value. These notes had a maturity date of 24 months and carried an annual interest rate of 11%. The note holders had the right to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock any time until the note was fully paid. The notes had a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price was to reset to 75% of the future financing pricing. These notes did not contain prepayment penalties upon redemption. These notes were secured by all of the present and after acquired property of the Company. However, the Company could force conversion of these notes, if during the term of the agreement, the Company completed a public listing and the Common Share price exceeded the conversion price for at least 20 consecutive trading days. At the closing of the Notes, the Company issued cash (7%) and warrants (7% of the number of Common Shares into which the Notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company. The warrants had a term of 24 months and a similar reset provision based on future financings.

Pursuant to the conversion provisions, in August 2016, the Company converted the promissory notes, in the aggregate face value of $1,368,978, into 912,652 shares of common shares as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see note 6) and the balance to the carrying value of the notes.

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes as at March 31, 2018 and 2017	-

In March 2016, the Company commenced a bridge offering of up to an aggregate of $2,500,000 of convertible promissory notes.  Up to March 31, 2017, the Company issued, to various investors, a new series of convertible notes (“Bridge Notes”) in the aggregate face value of $2,455,000 (December 31, 2016 – $2,230,000). The Bridge Notes have a maturity date of 12 months and carry an annual interest rate of 10%. The Bridge Notes principal and all outstanding accrued interest may be converted into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity. However, all the outstanding principal and accrued interest would convert into units/securities upon the consummation of a qualified financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the Forced Conversion date multiplied by 1.20 by (y) the actual price per unit/security in the qualified financing. Upon the maturity date of the notes, the Company also has an obligation to issue warrants exercisable into a number of shares of the Company securities equal to (i) in the case of a qualified financing, the number of shares issued upon conversion of the note and (ii) in all other cases, the number of shares of the Company's common stock equal to the quotient obtained by dividing the outstanding balance by 2.00.

In connection with the Bridge Notes offering, the accreted value of this offering was as follows as at March 31, 2017:

As at March 31, 2017	$
Face value of Bridge Notes issued	2,455,000
Day one derivative loss recognized during the year	35,249
Discount recognized at issuance due to embedded derivatives	(1,389,256)
Cash financing costs	(174,800)
Accretion expense	630,797
Accreted value of Bridge Notes	1,556,990

On May 31, 2017, all Bridge Notes, having a face value of $2,436,406, were converted into Units of a private placement offering of the Company’s common stock:

$
Accreted value of Bridge Note as of March 31, 2017	1,556,990
Accretion expense	879,416
Conversion of Bridge Notes transferred to equity (Note 7, c)	(2,436,406)
Face value of Bridge Notes as of March 31, 2018	-

The embedded conversion features and reset feature in the notes and broker warrants were initially accounted for as a derivative liability based on FASB guidance that was current at that time (see Note 6).

General and administrative expenses include interest expense on the above notes of $41,029 and $162,542 for the year ended March 31, 2018 and 2017, respectively.

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

Balance Sheet Impacts Under ASU 2017-11	As of April 1, 2017
Accumulated Deficit	$ 483,524
Derivative Liabilities	(483,524)

The impact on the unaudited June 30, 2017 Balance Sheet and Statement of Operations is as follows:

Balance Sheet Impacts Under ASU 2017-11	As of June 30, 2017
Derivative Liabilities	$ (4,074,312)
Additional Paid in Capital	3,569,248
Accumulated Deficit	483,524

Income Statement Impacts Under ASU 2017-11	As of June 30, 2017
Reversal of change in fair value of derivative liabilities	$ 21,540

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

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at September 30, 2017 (post-adoption) and March 31, 2018	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a)

Authorized and Issued Stock

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

At March 31, 2018, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totalled 31,857,543 (2017 – 27,198,872) shares; these were comprised of 23,713,602 (March 31, 2017 – 18,075,841) shares of common stock and 8,143,941 (March 31, 2017 – 9,123,031) exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

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

c)

Share issuances

Share issuances during 2016-2017

During the year ended March 31, 2017, as explained in Note 5, the Company issued 912,652 shares of common stock in connection with the conversion of notes having an aggregate face value of $1,368,978.

During the year ended March 31, 2017, the Company issued an aggregate of 373,397 shares of common stock to various consultants. The fair value of these shares, amounting to $1,018,210, has been expensed to general and administrative and research and development expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

During the year ended March 31, 2017, the Company also issued an aggregate of 131,365 shares of its common stock upon exercise of warrants and received $105,500 of exercise cash proceeds.

Also during the year ended March 31, 2017, the Company sold to accredited investors, an aggregate of 781,487 units (the “Units”) for gross proceeds of $1,367,573 at a purchase price of $1.75 per Unit, pursuant to a private offering of a minimum of $1,000,000, up to a maximum of $8,000,000 (the “Common Share Offering”).  Each unit consist of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. In connection with the private placement, the Company incurred cash issuance costs of $129,650 and issued broker warrants and warrants to private placement investors having fair values of $104,627 and $339,308 (also refer warrant issuances paragraph), respectively. Cash issuance costs along with fair values of warrants were recorded as reduction of additional paid in capital.

Share issuances during 2017-2018

During the year ended March 31, 2018, the Company sold to accredited investors a further total of 1,282,767 Units, for gross proceeds of $2,244,845 (net proceeds of $1,926,780).

During the year ended March 31, 2018, prior to closing its private placement offering on or about July 31, 2017, the Company sold to accredited investors a further total of 263,188 Units for gross proceeds of $460,579 (net proceeds of $413,629).  Cash issuance costs of $46,950 have been adjusted against additional paid in capital. In connection with this private placement, the Company also issued 21,055 broker warrants and 131,594 warrants to investors (refer to warrant issuances).

During the year ended March 31, 2018, the Company completed a registered offering, which raised net proceeds of $2,520,561 million through the issuance of 450,164 common shares.

Cash issuance costs of $320,355 relating to the above private placements have been adjusted against additional paid in capital. In connection with the above private placements and conversion of notes as detailed in Note 5, the Company issued broker warrants and warrants to investors having fair values of $385,635 and $3,183,614, respectively, which were initially classified as derivative liabilities with corresponding debit to additional paid in capital.

On raising a total of $3,000,000 in aggregate proceeds from the Common Share Offering, this would qualify that offering as a Qualified Financing that would allow the Company, at its discretion, to convert the principal amount of the Bridge Notes (discussed in Note 5), along with accrued interest thereon, into units of the Common Share Offering. Conversion would be based upon the price that is the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants were further subject to a “most-favored nation” clause in the event the Company, prior to maturity of the notes, consummates a financing that is not a Qualified Financing.  Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes, the Company would also pay the Placement Agent up to 8% in cashless broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance. Based on achieving this milestone, on May 31, 2017, the Company converted Bridge Notes with the aggregate principal amount of $2,455,000 plus accrued interest thereon, into a further 1,823,020 Units of its Common Share Offering (each of which corresponded to one share and half of one warrant).

During the year ended March 31, 2018, the Company issued an aggregate of 527,941 common stock and has recognized its obligation to issue a further 20,250 shares of common stock (see paragraph d, below), to various consultants. The fair value of these shares amounted to $1,908,481 were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with a corresponding credit to additional paid-in-capital.

During the year ended March 31, 2018, the Company also issued an aggregate of 252,798 shares of its common stock upon exercise of warrants and received $428,311 of exercise cash proceeds. In addition, during this year, the Company issued 58,795 shares of common stock to brokers who opted to perform cashless exercise of their 108,799 warrants. See paragraph e, below.

d)

Shares to be issued

As of March 31, 2018, the Company recognized its contractual obligations to issue a total of 20,250 shares of common stock to consultants, advisors and other service providers, as explained in paragraph c, above. The fair value of these shares amounted to $69,963 and has been expensed to general and administrative and research and development expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance; and

e)

Warrant exercises

Warrant exercises during 2016-2017

During the year ended March 31, 2017, 131,365 warrants were exercised for cash proceeds of $105,500.

Warrant exercises during 2017-2018

During December 2017, 112,798 broker warrants were exercised at exercises price of between $1.04 and $1.49, such that the Company received cash proceeds of $124,718. Also during December 2017, 140,000 consultant warrants were exercised at exercise prices between $2.00 and 2.58, for cash proceeds to the Company of $303,200.

During March 2018, 108,799 broker warrants were exercised into 58,795 common shares through the cashless exercise. The Purchaser may, in its sole discretion, exercise all or any part of this Warrant in a “cashless” or “net-issue” exercise (a “Cashless Exercise”) by delivering to the Company (1) the Notice of Exercise and (2) the original Warrant, pursuant to which the Purchaser shall surrender the right to receive upon exercise of this Warrant the full number of Warrant Shares set forth in Section 1 hereof and instead, without cash payment, shall receive a number of Warrant Shares calculated by using the following formula: X = Y (A - B)/A with: X = the number of Warrant Shares to be issued to the Purchaser Y = the number of Warrant Shares with respect to which the Warrant is being exercised A = the fair value per share of Common Stock on the date of exercise of this Warrant B = the then-current Exercise Price of the Warrant. The average of the closing sales prices, as quoted on the primary national or regional stock exchange on which the Common Stock is listed, or, if not listed, on the Nasdaq Market if quoted thereon, or, if not listed or quoted, the OTC Bulletin Board (or any tier of the OTC Markets) if quoted thereon, on the twenty (20) consecutive Trading Days immediately preceding the date on which the Notice of Exercise is deemed to have been sent to the Company, or (B) if the Common Stock is not publicly traded as set forth above, as reasonably and in good faith determined by the Board of Directors of the Company as of the date which the Notice of Exercise is deemed to have been sent to the Company.

f)

Warrant issuances

Warrant issuances during 2016-2017

During the year ended March 31, 2017, the Company issued 472,084 warrants in connection with consulting services, entitling the holders to purchase one common share against each warrant at an exercise price in the range of $2.00-$2.58. These warrants were fair valued amounting to approximately $474,232 which was charged to the statement of operations. The fair value has been estimated using a multi-nominal lattice model with an expected life ranging from 0.75 to 3 years, a risk-free rate ranging from 0.45 to 1.47, stock price of $2.15 to $2.58 annual attrition rate of up to 5% and expected volatility in the range of 101% to 105% determined based on comparable companies’ historical volatilities.

During the year ended March 31, 2017, in connection with the private placement as explained above in “Share Issuances”, the Company issued 55,433 warrants to brokers and 390,744 to private placement investors. These warrants were fair valued at $443,935 and recorded, initially, as a reduction to additional paid in capital with corresponding credit to derivative liabilities. Also during that period, 255,750 warrants fair valued at $402,206 were issued as compensation for services, using the same assumptions as explained in the previous paragraph.

Warrant issuances during 2017-2018

During the year ended March 31, 2018, the Company also issued 62,500 warrants as compensation for services, which were fair valued at $142,989 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. The fair value has been estimated using a multi-nomial lattice model with an expected life ranging from 0.07 to 0.64 years, risk free rate ranging from 0.84% to 1.14%, stock price of $2.50 to $2.70 and expected volatility of 118%.

During the year ended March 31, 2018, the Company also issued 47,500 warrants, which were fair valued at $31,987, and recorded as compensation for services, which have been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk-free rate of 1.47% stock price of $2.18, annual attrition rate of 0% and expected volatility of 137.63%, determined based on comparable companies’ historical volatilities.

During the year ended March 31, 2018, the Company issued 98,806 warrants, which were fair valued at a cumulative $97,654, and recorded as compensation for services, which have been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair values have been estimated using a multi-nomial lattice model with an expected life of 3 years, risk free rates of 1.62% to 1.98%, stock prices of $2.18 to $7.59, an annual attrition rate of 0% and expected volatilities of 136.77% to 145.99%, determined based on comparable company historical volatilities.

During the year ended March 31, 2018, the Company issued 65,000 warrants, which were fair valued at a cumulative $97,728 and recorded as compensation for services, which have been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair values have been estimated using a multi-nomial lattice model with an expected life of 3 years, risk free rates of 1.98% to 2.39%, stock price of $3.69 to $7.59, annual attrition rate of 0% and expected volatility of 139.75% to 145.99%.

Warrant issuances, exercises and expirations or cancellations during the years ended March 31, 2018 and 2017, were as follows, resulting in warrants outstanding at the end of those respective periods:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at December 31, 2015	271,742	380,000	-	-	651,742
RTO adjustment*	53,507	74,860	-	-	128,367
After RTO	325,249	454,860	-	-	780,109
Less: Exercised	-	(131,365)	-	-	(131,365)
Less: Expired/cancelled	-	(285,279)	-	-	(285,279)
Add: Issued	55,433	878,250	-	390,744	1,324,427
As at March 31, 2017	380,682	916,466	-	390,744	1,687,892
Less: Exercised	(222,690)	(140,000)	-	-	(362,690)
Less: Expired/cancelled	(19,935)	(380,300)	-	-	(400,235)
Add: Issued	246,095	273,806	2,734,530	772,978	4,027,409
As at March 31, 2018	384,152 **	669,972 ***	2,734,530	1,163,722	4,952,376

Exercise Price	$ 0.78-$3.00	$ 2.00-$7.59	2.00	3.00
Expiration Date	March 2022 to July 2022	September 2018 to March 2021	March 2020 to November 2022	April 2020 to July 2020

*As explained above, on February 2, 2016 all outstanding warrants at that time had been increased by a factor of 1.197.

**62,838 broker warrants were exercised subsequent to year-end as explained in Note 11.

***Consultant Warrants do not include 188,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan, otherwise disclosed in Note 9 under stock-based compensation.

g)

Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018 and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan.  These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at March 31, 2018 and March 31, 2017.  No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018 and March 2017	164,590	0.0001

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

During the years ended March 31, 2018 and March 31, 2017, no outstanding options under the above plan were exercised.

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

During the year ended March 31, 2018, an additional 1,437,500 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years.

The total fair value of the options issued under ESOP 2016 Plan at the date of grant during the year ended March 31, 2018 was $1,417,745 (2017 - $2,372,108) at the time that options were originally granted. The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	2,709,998	2.2031
Exercised	-	-
Outstanding as of March 31, 2017	2,709,998	2.2031
Granted	1,437,500	5.1676
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306

During the year ended March 31, 2018, the Company recorded stock based compensation of $1,002,201 in connection with ESOP 2016 Plan (March 31, 2017 - $626,136) under general and administrative expenses with corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions:

	2017-2018	2016-2017	2015-2016
Exercise price ($)	3.69-7.59	2.00 – 2.58	0.0001
Risk free interest rate (%)	1.98-2.39	0.45 - 1.47	0.04 - 1.07
Expected term (Years)	3.0	1.0 - 3.0	10.0
Expected volatility (%)	139.75-145.99	101 – 105	94
Expected dividend yield (%)	0.00	0.00	0.00
Fair value of option ($)	1.032	0.88	0.74
Expected forfeiture (attrition) rate (%)	0.00	0.00 – 5.00	5.00 - 20.00

8. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at Canadian corporate tax rate of approximately 15.0% as follows:

Income tax recovery

	Year ended March 31, 2018	Year ended March 31, 2017
	$	$
Net loss	(8,623,738)	(7,809,291)

Expected income tax recovery	(1,293,561)	(1,210,440)
Non-deductible expenses	616,583	98,771
Other temporary differences	(24,100)	(11,992)
Change in valuation allowance	701,077	1,123,661
	-	-

Deferred tax assets

	As at March 31, 2018	As at March 31, 2017
	$	$
Non-capital loss carry forwards	947,166	1,607,478
Other temporary differences	84,841	62,917
Change in valuation allowance	(1,032,007)	(1,670,395)
	-	-

As of March 31, 2018 and 2017, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2018 and 2017 the Company has approximately $6,314,440 and $10,370,826, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2033 to 2035.

As of March 31, 2018 and 2017 the Company is not subject to any uncertain tax positions.

9. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business.  Other than disclosed elsewhere in the Company’s consolidated financial statements, related party transactions are as follows.

	Year ended March 31, 2018	Year ended March 31, 2017
	$	$
Consulting fees and allowance*	-	178,460
Salary and allowance**	654,477	291,954
Stock based compensation***	1,200617	623,561
Total	1,855,094	1,093,975

* Consulting fees and allowance represents amounts paid/payable to a related party to by an executive officer of the Company.

** Salary, allowance and other include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors and executive officers of the Company.

*** Stock based compensation represent the fair value of the options, shares, warrants and equity incentive plan for directors, shareholders and executive officers of the Company.

10. COMMITMENTS AND CONTINGENCIES

On January 8, 2016, the Company entered into a 40-month lease agreement for its office premises in California, USA. The monthly rent from the date of commencement to the 12th month is $16,530, from the 13th to the 24th month is $17,026, from the 25th to the 36th month is $17,536, whereas the final 3 months is $18,062.

There are no claims against the company that were assessed as significant, which were outstanding as at March 31, 2018 and, consequently, no provision for such has been recognized in the consolidated financial statements.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 11, 2018, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Common Share Financing Facility

On June 28, 2018, the Company announced that it had entered into an agreement with a private equity investment fund (the “Investor”) to install a committed equity purchase facility, which allows the Company, at its sole option, to direct the Investor to make multiple common share purchases that in aggregate can be up to $25 million (the “Aggregate Amount”) during the term of the facility, which will be up to 36 months. As compensation for providing their commitment with respect to this equity purchase facility, the Company agreed to issue to the Investor common shares representing a dollar value equal to 1.6% of the Aggregate Amount, or $400,000, at a price per share that is equal to the average of the closing sale prices of the common shares for the ten (10) consecutive business days prior to the closing date of the transaction. The size and purchase price for each future drawdown is governed by the purchase facilities agreement and is predicated on trading volumes as well as the average trading and closing prices of the common stock on the day of drawdown and the prior ten (10) trading days, such that the purchase price is always fixed and know at the time the Company elects to sell shares to the Investor.

On July 11, 2018, 278,973 shares had been issued under this facility (see below).

Issuance of Shares

Subsequent to year end through July 11, 2018, the Company issued an aggregate of 141,500 common shares to consultants in connection with media and marketing services provided during the year ended March 31, 2018. During the same period, 1,940,126 exchangeable shares were converted to the Company’s common stock. Also during the same period, 62,838 warrants to purchase the Company’s common stock were exercised. Also, as part of its common share financing facility, the Investor purchased 128,750 shares of common stock of the Company, at a price of $4, for gross proceeds of $515,000. As compensation for providing their commitment with respect to this equity purchase facility, the Company agreed to issue to the Investor 121,344 common shares representing a dollar value equal to 1.6% of the Aggregate Amount, or $400,000. Up to and including July 11, the Investor had purchase a further 28,879 shares for gross proceeds of $78,407.