Form 10-Q
period 2018-06-30
BIOTRICITY INC.
filed 2018-08-14
CIK 1630113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, , 2018
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

Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,702,770 shares of Common Stock, $0.001 par value, at August 13, 2018. The Company also has 6,203,814 Exchangeable Shares outstanding as of August 6, 2018, that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 32,906,584 outstanding voting securities.

BIOTRICITY, INC.

PART 1

FINANCIAL INFORMATION

BIOTRICITY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2018 (unaudited) and MARCH 31, 2018 (audited)
(Expressed in US Dollars)

	As at June 30, 2018	As at March 31, 2018
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	202,653	843,643
Accounts receivable	4,800	-
Harmonized sales tax recoverable	40,977	35,737
Deposits and other receivables	5,200	17,046
Total current assets	253,630	896,426

Deposits and other receivables	33,000	33,000
TOTAL ASSETS	286,630	929,426

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,006,440	756,179
Convertible promissory notes [Note 5]	-	-
Derivative liabilities [Note 6]	-	-
TOTAL LIABILITIES	1,006,440	756,179

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 10,000,000 authorized as at June 30, 2018 and March 31, 2018, respectively, 1 share issued and outstanding as at June 30, 2018 and March 31, 2018, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at June 30, 2018 and March 31, 2018, respectively. Issued and outstanding common shares: 26,108,160 as at June 30, 2018 and 23,713,602 as at March 31, 2018, respectively, and exchangeable shares of 6,203,814 and 8,143,937 outstanding as at June 30, 2018 and March 31, 2018, respectively [Note 7]	32,312	31,858
Shares to be issued [Note 7]	176,572	69,963
Additional paid-in-capital	28,685,030	27,161,984
Accumulated other comprehensive loss	(745,778)	(643,129)
Accumulated deficit	(28,867,947)	(26,447,430)
Total stockholders' equity (deficiency)	(719,810)	173,247
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	286,630	929,426

Commitments and contingencies [Note 9]

Subsequent Events [Note 10]

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017
(Expressed in US Dollars)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
	(unaudited)	(unaudited)
	$	$

REVENUE	17,660	-

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	2,128,305	1,066,659
Research and development expenses	309,871	315,110
TOTAL OPERATING EXPENSES	2,438,176	1,381,769

Accretion expense [Note 5]	-	879,416
Change in fair value of derivative liabilities [Note 6]	-	42,128
NET LOSS BEFORE INCOME TAXES	(2,420,516)	(2,303,313)

Income taxes	-	-
NET LOSS	(2,420,516)	(2,303,313)

Translation adjustment	(102,649)	(86,490)

COMPREHENSIVE LOSS	(2,523,165)	(2,389,803)

LOSS PER SHARE, BASIC AND DILUTED	(0.076)	(0.084)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	31,945,349	27,512,483

See accompanying notes to the condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2018 and 2017
(Expressed in US Dollars)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,420,516)	(2,303,313)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	355,231	221,078
Issuance of shares for services	627,535	155,486
Issuance of warrants for services, at fair value	96,509	142,989
Accretion expense, including day one derivative loss	-	879,416
Change in fair value of derivative liabilities	-	42,128

Changes in operating assets and liabilities:
Accounts receivable	(4,800)	-
Harmonized sales tax recoverable	(6,103)	7,328
Deposits and other receivables	(3,993)	(6,982)
Accounts payable and accrued liabilities	146,588	(423,015)
Net cash used in operating activities	(1,209,549)	(1,284,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of cash issuance costs	500,000	1,926,780
Proceeds from exercise of warrants	50,835	-
Net cash provided by financing activities	550,835	1,926,780

Effect of foreign currency translation	17,724	126,069

Net (decrease) increase in cash during the period	(658,714)	641,895

Cash, beginning of period	843,643	424,868

Cash, end of period	202,653	1,192,832

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the years ended March 31, 2018 and 2017 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. The Company’s fiscal year-end is March 31.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at June 30, 2018, has an accumulated deficit of $28,867,947 and a working capital deficit of $752,810. During the three months ended June 30, 2018, the Company launched its first commercial sales program, having already hired an experienced professional in-house sales team. Management anticipates the Company will improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these condensed consolidated financial statements are issued. As an example of this, the Company filed a shelf prospectus under which it conducted its first registered direct sale of shares during December 2017, which raised gross proceeds of $2,475,901. In June 2018, the Company conducted a further registered direct sale of shares which raised gross proceeds of $500,000. The acquirer, a private equity fund also entered into agreements with the Company to commit themselves to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company (see Note 7 – Stockholders’ Equity (Deficiency)).

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606.

Our Bioflux mobile cardiac telemetry device, a wearable device, is worn by patients for a monitoring period up to 30 days. The cardiac data that the device monitors and collects is curated and analyzed by our proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. The device, together with its licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by our technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, we consider whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which we invoice directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for revenue that is earned based on customer usage of our proprietary software to render a patient’s cardiac study, we recognize revenue when the study ends based on a fixed billing rate. Costs associated with providing our services are recorded as the service is provided regardless of whether or when revenue is recognized.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2018 and 2017.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the period. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

On April 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective basis.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2018	As at March 31, 2018
	$	$
Accounts payable	670,860	547,858
Accrued liabilities	335,580	208,321
	1,006,440	756,179

Accounts payable as at June 30, 2018, and March 31, 2018 include $190,037 and $161,481, respectively, due to a shareholder and executive of the Company, primarily owing as a result of that individual’s capacity as an employee.

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

Pursuant to the conversion provisions, in August 2016, promissory notes in the aggregate face value of $1,368,978 were converted into 912,652 shares of common shares as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see note 6) and the balance to the carrying value of the notes.

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes at June 30, 2018 and March 31, 2018	-

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

On May 31, 2017, all Bridge Notes, having a face value of $2,436,406, were converted into Units of a private placement offering of the Company’s common stock:

$
Accreted value of Bridge Note as of March 31, 2017	1,556,990
Accretion expense	879,416
Conversion of Bridge Notes transferred to equity (Note 7, c)	(2,436,406)
Face value of Bridge Notes as of June 30, 2018 and March 31, 2018	-

The embedded conversion features and reset feature in the notes and broker warrants were initially accounted for as a derivative liability based on FASB guidance that was current at that time (see Note 6).

General and administrative expenses include interest expense on the above notes of $nil and $41,029 for the three months ended June 30, 2018 and 2017, respectively.

6. DERIVATIVE LIABILITIES

The Accounting Pronouncements ASU 2017-11 provided a change to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. During the quarter ended September 30, 2017, the Company adopted the provisions of ASU 2017-11 to account for the down round features of its warrants issued with its private placements effective April 1, 2017. The Company used a modified retrospective approach to adoption, which does not restate its financial statements as at the prior year end, March 31, 2017. Adoption is effective as of April 1, 2017, the beginning of the Company’s current fiscal year. The cumulative effect of this accounting standard update adjusted accumulated deficit as of April 1, 2017 by $483,524, with a corresponding adjustment to derivative liabilities:

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

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at March 31, 2018 (post-adoption) and June 30, 2018	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a)

Authorized stock

In contemplation of the acquisition of iMedical on February 2, 2016, the Company’s Board of Directors and shareholders approved the increase in authorized capital stock from 100,000,000 shares of common stock to 125,000,000 shares of common stock, with a par value of $0.001 per share, and from 1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As at June 30, 2018, the Company is authorized to issue 125,000,000 (March 31, 2018 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2018 – 10,000,000) shares of preferred stock ($0.001 par value).

At June 30, 2018, there were 26,108,160 (March 31, 2018 – 23,713,602) shares of common stock issued and outstanding. Additionally, at June 30, 2018, there were 6,203,814 (March 31, 2018 – 8,143,937) outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

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

During the three months ended June 30, 2018, shareholders holding 1,940,126 exchangeable shares with voting rights and other attributes corresponding to the Company’s common stock (but with the additional right to cashlessly exchange on a one-for-one basis into common stock) retracted and exchanged their exchangeable shares for the corresponding number of shares of common stock.

c)

Share issuances

Share issuances during the year ended March 31, 2018

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

During the year ended March 31, 2018, the Company also issued an aggregate of 252,798 shares of its common stock upon exercise of warrants and received $428,311 of exercise cash proceeds. In addition, during this year, the Company issued 58,795 shares of common stock to brokers who opted to perform cashless exercise of their 108,799 warrants. See paragraph e, below

Share issuances during the three months ended June 30, 2018

During the three months ended June 30, 2018, the Company entered into an agreement with a private equity investment fund (the “Investor”) to install a committed equity purchase facility, which allows the Company, at its sole option, to direct the Investor to make multiple common share purchases that in aggregate can be up to $25 million (the “Aggregate Amount”) during the term of the facility, which will be up to 36 months. As part of this transaction, the Investor purchased 128,750 shares of common stock of the Company, at a price of $4, for gross proceeds of $515,000 and paid the Investor $15,000 in issuance costs. As compensation for providing this equity purchase facility, the Company also issued to the Investor an additional 121,344 shares (representing a dollar value equal to 1.6% of the Aggregate Amount, or $400,000, at a price per share that was equal to the average of the closing sale prices of the common shares for the ten (10) consecutive business days prior to the closing date of the transaction). The size and purchase price for each future drawdown under this agreement is governed by the purchase facilities agreement and is predicated on trading volumes as well as the average trading and closing prices of the common stock on the day of drawdown and the prior ten (10) trading days, such that the purchase price is always fixed and know at the time the Company elects to sell shares to the Investor.

During the three months ended June 30, 2018, the Company issued an aggregate of 141,500 common stock to various consultants. Not including 14,000 of these shares, that were accounted for as common shares to be issued in relation to issuance obligations as at March 31, 2018, the fair value of the remaining 127,500 shares amounted to $427,125 and has been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital.

During the three months ended June 30, 2018, the Company also issued 62,838 shares of its common stock upon exercise of warrants and received $50,835 of exercise cash proceeds.

d)

Shares to be issued

Common stock to be issued of 88,500 shares ($176,572) comprise of:

•

82,250 shares of common stock to various consultants in connection with services rendered during the quarter with a fair value of $153,510; and

•

6,250 shares of common stock to be issued to a consultant, which represents an obligation recognized in the prior period, with a fair value of $23,062.

The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

e)

Warrant issuances

Warrant issuances during the year ended March 31, 2018

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

Warrant issuances during the three months ended June 30, 2018

During the three months ended June 30, 2018, the Company issued 65,000 warrants as compensation for advisor and consultant services, which were fair valued at $96,509 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk free rate ranging from 2.13% to 2.49%, stock price of $3.16 to $4.15 and expected volatility of 133.39% to 138.27%.

Warrant issuances, exercises and expirations or cancellations during the three months ended June 30, 2018 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2017	380,682	916,466	-	390,744	1,687,892
Less: Exercised	(222,690)	(140,000)	-	-	(362,690)
Less: Expired/cancelled	(19,935)	(380,300)	-	-	(400,235)
Add: Issued	246,095	273,806	2,734,530	772,978	4,027,409
As at March 31, 2018	384,152	669,972*	2,734,530	1,163,722	4,952,376

Less: Exercised	(62,838)	-	-	-	(62,838)
Less: Expired/cancelled	-	(31,250)	-	-	(31,250)
Add: Issued	-	65,000	-	-	65,000
As at June 30, 2018	321,314	703,722*	2,734,530	1,163,722	4,923,288

Exercise Price	$ 0.78-$3.00	$ 2.00-$7.59	2.00	3.00
Expiration Date	October 2019 to July 2022	September 2018 to June 2021	March 2020 to November 2022	April 2020 to July 2020

*Consultant Warrants include 188,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan, also disclosed within stock-based compensation in Note 9.

f)

Warrant exercises

During the three months ended June 30, 2018, 62,838 warrants were exercised at an average exercise price of approximately $0.7839. The Company received $50,835 of exercise cash proceeds.

g)

Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved its Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company.  As of June 30 and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan.  These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at June 30 and March 31, 2017.  No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of June 30 and March 31, 2018	164,590	0.0001

The fair value of options at the issuance date were determined at $2,257,953 which were fully expensed during the twelve months ended December 31, 2015 based on vesting period and were included in general and administrative expenses with corresponding credit to additional paid-in-capital. During the twelve months ended December 31, 2015, 3,390,503 (2,832,500 Pre-exchange Agreement) options were exercised by those employees who met the vesting conditions; 50% of the grants either vest immediately or at the time of U.S. Food and Drug Administration (FDA) filing date and 50% will vest upon Liquidity Trigger.  Liquidity Trigger means the day on which the board of directors resolve in favour of i) the Company is able to raise a certain level of financing; ii) a reverse takeover transaction that results in the Company being a reporting issuer, and iii) initial public offering that results in the Company being a reporting issuer. During the three-month periods ended June 30, 2018 and March 31, 2018, no outstanding options under this above plan were exercised.

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

As of June 30, 2018, the cumulative grant-date fair value of the options granted under the Plan was $3,789,813 (June 30, 2017 - $2,372,108). The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of June 30 and March 31, 2018	4,147,498	3.2306

During the three months ended June 30, 2018, the Company recorded stock based compensation of $355,231 in connection with 2016 equity incentive plan (June 30, 2017 – $221,078) under general and administrative expenses with a corresponding credit to additional paid in capital.

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

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
	$	$
Salary and allowance*	180,052	150,052
Stock based compensation**	389,064	190,491
Total	569,116	340,543

The above expenses were recorded under general and administrative expenses.

* Salary and allowance include salary, car allowance, vacation pay, bonus and other allowances paid or payable to key management of the Company.

** Stock based compensation represent the fair value of the options, warrants and equity incentive plan for directors and key management of the Company.

9. COMMITMENTS AND CONTINGENCIES

On January 8, 2016, the Company entered into a 40-month lease agreement for its office premises in California, USA. The monthly rent from the date of commencement to the 12th month is $16,530, from the 13th to the 24th month is $17,026, from the 25th to the 36th month is $17,536, whereas the final 3 months is $18,062.

There are no claims against the company that were assessed as significant, which were outstanding as at June 30, 2018 and, consequently, no provision for such has been recognized in the consolidated financial statements.

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 14, 2018, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During the period of July 1, 2018 through August 8, 2018, the Company issued an aggregate of 295,203 common shares under its common share finance facility with a private equity firm (the “Investor”). The size and purchase price for each drawdown is governed by the purchase facilities agreement and is predicated on trading volumes as well as the average trading and closing prices of the common stock on the day of drawdown and the prior ten (10) trading days, such that the purchase price is always fixed and known at the time the Company elects to sell shares to the Investor.

During this same period, the Company issued 286,907 common shares to consultants in connection with compensation for the provision of media and marketing services; 76,000 of these shares were recorded as shares to be issued at June 30, 2018 since they related to the accrual of existing compensation obligations.

During July 2018, the Board of Directors of the company adopted a new compensation program for directors which includes cash compensation for the current fiscal year of $24,000, equity compensation for the current fiscal year to include 31,250 shares of the Company’s common stock and 31,250 options to purchase shares of the Company’s common stock at $2.00 per share, such options to vest and be fully exercisable upon the first anniversary from the date upon which a director was named to the Board.

Item 2.

  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: (a) any fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; (f) competition in the Company’s existing and potential future product lines of business; (g) the Company’s ability to obtain financing on acceptable terms if and when needed; (h) uncertainty as to the Company’s future profitability; (i) uncertainty as to the future profitability of acquired businesses or product lines; and (j) uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past results are no guaranty of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements.

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

Revenue Recognition

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606.

Our Bioflux mobile cardiac telemetry device, a wearable device, is worn by patients for a monitoring period up to 30 days. The cardiac data that the device monitors and collects is curated and analyzed by our proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. The device, together with its licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by our technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, we consider whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which we invoice directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for revenue that is earned based on customer usage of our proprietary software to render a patient’s cardiac study, we recognize revenue based on a fixed billing rate. If all revenue recognition criteria are met, revenue is recognized upon delivery of the patient study, on an accrual basis. Costs associated with providing our services are recorded as the service is provided regardless of whether or when revenue is recognized.

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

Fair Value of Financial Instruments

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

· Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

· Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

· Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $309,871 for the three months ended June 30, 2018, compared to $315,110 for the corresponding periods ended June 30, 2017.

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

The Company opted to adopt ASU 2017-11 in its three-month interim period ended September 30, 2017, which is effective from April 1, 2017, with adjustments reflected in the accumulated deficit of stockholders’ deficiency as of April 1, 2017.  For details of the adjustments, please refer to Note 6 of the Financial Statements.

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

Results of Operations

As disclosed at the time of receiving the recent final Food and Drug Administration clearance, Biotricity immediately commenced the third-party manufacture of devices and hired its initial go-to-market sales force, choosing to launch limited market reviews of its device and the workflows associated with doctor and patient use, including the operations of the monitoring centers that this workflow entails. Though they can entail small amounts of revenue, the primary focus of these limited market reviews is the development of key opinion leaders that will work with the Company to improve the use of the device and all of the associated workflows in order to enhance commercialization and sales penetration in the areas we have chosen for initial launch.

From its inception in July 2009 through to June 30, 3018, Biotricity has generated a deficit of $28,867,947. We expect to incur additional operating losses, principally because of the anticipated initial limited sales we expect to be associated with a measured and well-executed commercialization path for Bioflux, our planned first product, as well as anticipated costs of continued research and development associated with product improvement and new product development. As we approach final stages of the commercialization, we also expect to devote significant resources towards capital expenditures in order to install an adequate operating infrastructure that can provide excellent customer service and sales support.

Three Months Ended June 30, 2018 and June 30, 2017

Operating Expenses

Total operating expenses for the three-month period ended June 30, 2018 were $2,438,176 compared to $1,381,769 for the three-month periods ended June 30, 2017, as further described below.

For the three-month period ended June 30, 2018, we incurred general and administrative expenses of $2,128,305 compared to $1,066,659 for the three-month period ended June 30, 2017. The increase was due to the increased professional fees and product marketing and promotion required in preparing for the launch of a developed product, as well as payroll and compensation-related expenses associated with building professional sales force and an engineering division that is less reliant on contract consultants.

For the three-month period ended June 30, 2018, we incurred research and development expenses of 309,871 compared to research and development expenses of $315,110 for the three-month period ended June 30, 2017. The associated level of activity has remained consistent during the three-month period ended June 30, 2017 despite completion of our FDA approval process and the preparing Bioflux for commercialization because we are intent on competing for our customers on the basis of being able to offer a product that is state of the art, with enhancements that will allow them to make more effective use of our device. We are also concurrently conducting research to develop other health monitoring products that will use the remote patient monitoring platform that we have developed.

Comparison of the results of the three-month period ended June 30, 2017 to the corresponding prior year period were affected by the Company’s adoption of ASU 2017-11 during the three-month period ended September 30, 2017. As a result, change in fair value of derivative liabilities of $42,128, previously recognized as an expense during the three-month period ended June 30, 2017, were reversed.

Net Loss

Net loss for the three-month period ended June 30, 2018 was $2,420,516 (2017: $2,303,313) resulting in a loss per share of $0.076 for the three-month period ended June 30, 2018 (2017: $0.84).

Translation Adjustment

Translation adjustment loss for the three-month period ended June 30, 2018 was $102,649 as compared to translation adjustment loss of $86,490 for the three months ended June 30, 2017. This translation adjustment represents loss resulted from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency of U.S. dollars.

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

As a result of its being in development-mode, pre-revenue operations, the Company has incurred recurring losses from operations, and as at June 30, 2018, has an accumulated deficit of $28,867,947. Management anticipates the Company will improve its liquidity through continued business development and after additional debt or equity investment in the Company. To do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

During the months ended June 30, 2018, the Company has entered into an arrangement with a private equity firm, that allows it to have use of a committed facility that allows it to raise up to $25 million in additional capital, at its discretion. The first sale of shares under this facility raised $515,000. Measured, discretionary use of this facility and any additional equity financing that the Company may undertake will be dilutive to existing stockholders.

During the three months ended June 30, 2018, the Company issued 141,500 shares as compensation to consultants that provide contractual services.

As we proceed with the commercialization of the Bioflux product development, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the continued commercialization of the Bioflux and the later introduction of Biolife products. Based on our current operating plans, we will require approximately $4 million ($7 million in order to accelerate commercialization) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux in its next generation, in addition to including marketing, sales, regulatory and clinical costs to better introduce the product into the market place. We expect to require an additional approximately $4 million to also complete the development of our Biolife product and increase penetration in new and existing markets and expand our intellectual property platform, which we anticipate would lead to profitability. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements.

Based on the above facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all.  If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the three months ended June 30, 2018, we used cash in operating activities of $1,209,549 compared to $1,284,885 for the three months ended June 30, 2017.  These activities involved expenditures undertaken on business development, marketing and operating activities, as well as continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $550,835 for the three months ended June 30, 2018 compared to $1,926,780 for the three months ended June 30, 2017.  Financing activities during the three months ended June 30, 2018 related to the installment of the Company’s new committed facility discussed above, whereas activities of the corresponding prior year period related to funds that were previously raised through a private placement offering of equity to accredited investors.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the three months periods ended June 30, 2018 or 2017.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, since the assessment and control of disclosure decisions is currently performed by a small team.  The Company has improved this situation by adding additional review levels and plans to further remediate this issue as it plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30,2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101.1 XBRL Instance.

101.SCH XBRL Taxonomy Extension Schema.

101.CAL XBRL Taxonomy Extension Calculation.

101.DEF XBRL Taxonomy Extension Definition.

101.LAB XBRL Taxonomy Extension Labels.

101.PREXBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2018.

BIOTRICITY, INC.

By: /s/ Waqaas Al-Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive officer)

By: /s/ John Ayanoglou

Name: John Ayanoglou

Title: Chief Financial Officer

(principal financial and accounting officer)