Form 10-Q
period 2018-09-30
BIOTRICITY INC.
filed 2018-11-14
CIK 1630113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the period from ______________ to_______________

Commission file number:  333-201719

BIOTRICITY INC.

(Exact name of registrant in its charter)

Nevada	47-2548273
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
275 Shoreline Drive, Suite 150 Redwood City, California 94065
(Address of principal executive offices)

(650) 832-1626

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No[  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  [  ]                              Accelerated filer   [  ]

Non-accelerated filer    [X]                              Smaller reporting company   [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,029,120 shares of Common Stock, $0.001 par value, at November 13, 2018. The Company also has 4,868,484 Exchangeable Shares outstanding as of November 13, 2018, that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 33,897,584 outstanding voting securities.

BIOTRICITY INC.

PART 1

FINANCIAL INFORMATION

BIOTRICITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS AT SEPTEMBER 30, 2018 (unaudited) and MARCH 31, 2018 (audited)
(Expressed in US Dollars)

	As at September 30, 2018	As at March 31, 2018
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	83,254	843,643
Accounts receivable, no allowance	43,436	-
Inventory, net	179,430	-
Harmonized sales tax recoverable	51,316	35,737
Deposits and other receivables	28,984	17,046
Total current assets	386,420	896,426

Deposits and other receivables	33,000	33,000
TOTAL ASSETS	419,420	929,426

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,047,896	756,179
TOTAL LIABILITIES	1,047,896	756,179

STOCKHOLDERS' (DEFICIENCY) EQUITY
Preferred stock, $0.001 par value, 10,000,000 authorized as at September 30, 2018 and March 31, 2018, respectively, 1 share issued and outstanding as at September 30, 2018 and March 31, 2018, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at September 30, 2018 and March 31, 2018, respectively. Issued and outstanding common shares: 27,605,567 as at September 30, 2018 and 23,713,602 as at March 31, 2018, respectively, and exchangeable shares of 5,725,041 and 8,143,937 outstanding as at September 30, 2018 and March 31, 2018, respectively [Note 7]	33,331	31,858
Shares to be issued [Note 7]	80,216	69,963
Additional paid-in-capital	30,935,575	27,161,984
Accumulated other comprehensive loss	(632,912)	(643,129)
Accumulated deficit	(31,044,687)	(26,447,430)
Total stockholders' (deficiency) equity	(628,476)	173,247
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	419,420	929,426

Commitments and contingencies [Note 9]

Subsequent Events [Note 10]

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Expressed in US Dollars)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	84,760	-	102,420	-
Cost of revenue	47,118	-	56,918	-
NET REVENUE	37,642	-	45,502	-

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	2,026,523	1,041,275	4,154,829	2,129,474
Research and development expenses	187,859	413,624	487,930	728,734
TOTAL OPERATING EXPENSES	2,214,382	1,454,899	4,642,759	2,858,208

Accretion expense [Note 5]	-	-	-	879,416
Change in fair value of derivative liabilities [Note 6]	-	-	-	20,588
NET LOSS BEFORE INCOME TAXES	(2,176,740)	(1,454,899)	(4,597,257)	(3,758,212)

Income taxes	-	-	-	-
NET LOSS	(2,176,740)	(1,454,899)	(4,597,257)	(3,758,212)

Translation adjustment	112,866	(83,858)	10,217	(170,348)

COMPREHENSIVE LOSS	(2,063,874)	(1,538,757)	(4,587,040)	(3,928,560)

LOSS PER SHARE, BASIC AND DILUTED	(0.066)	(0.048)	(0.142)	(0.127)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	32,819,848	30,590,667	32,377,274	29,529,534

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTMEBER 30, 2018 and 2017
(Expressed in US Dollars)

	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,597,257)	(3,758,212)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	728,162	442,155
Issuance of shares for services	898,025	419,217
Issuance of warrants for services, at fair value	368,352	174,976
Accretion expense	-	879,416
Change in fair value of derivative liabilities	-	20,588
Fair value of warrants issued	-	-

Changes in operating assets and liabilities:
Accounts receivable	(43,436)	-
Inventory	(179,430)	-
Harmonized sales tax recoverable	(15,580)	(19,602)
Deposits and other receivables	(11,939)	7,983
Accounts payable and accrued liabilities	182,465	(374,650)
Net cash used in operating activities	(2,670,638)	(2,208,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	1,739,943	2,340,409
Proceeds from exercise of warrants	50,835	-
Issuance of convertible debentures, net	-	-
Due to shareholders	-	-
Net cash provided by financing activities	1,790,778	2,340,409

Effect of foreign currency translation	119,471	50,001

Net (decrease) increase in cash during the period	(879,860)	132,280

Cash, beginning of period	843,643	424,868

Cash, end of period	83,254	607,149

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Biotricity Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012.

iMedical Innovations Inc. (“iMedical”), a wholly-owned subsidiary of the Company, was incorporated on July 3, 2014 under the laws of the Province of Ontario, Canada.

The Company, through its wholly-owned subsidiary iMedical, is engaged in research and development activities within the remote monitoring segment of preventative care. The Company is focused on a realizable healthcare business model that has an existing market and commercialization pathway. As such, our efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product.

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

As a result of the Share Exchange, iMedical is a wholly-owned subsidiary of the Company. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 2, 2016 are those of iMedical and are recorded at the historical cost basis. After February 2, 2016, the Company’s consolidated financial statements include the assets and liabilities of both iMedical and the Company and the historical operations of both after that date as one entity.

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the years ended March 31, 2018 and 2017 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at September 30, 2018, has an accumulated deficit of $31,044,687 and a working capital deficit of $661,476. During the six months ended September 30, 2018, the Company launched its first commercial sales program, having already hired an experienced professional in-house sales team. Management anticipates the Company will improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these condensed consolidated financial statements are issued. As an example of this, the Company filed a shelf prospectus under which it conducted its first registered direct sale of shares during December 2017, which raised gross proceeds of $2,475,901. In June 2018, the Company conducted a further registered direct sale of shares which raised gross proceeds of $500,000. The investor, a private equity fund also entered into agreements with the Company to commit themselves to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company, subject to certain conditions (see Note 7 – Stockholders’ Equity (Deficiency)).

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606.

The Bioflux mobile cardiac telemetry device, a wearable device, is worn by patients for a monitoring period up to 30 days. The cardiac data that the device monitors and collects is curated and analyzed by the Company’s proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. The device, together with its licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by the technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which are invoiced directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for revenue that is earned based on customer usage of the proprietary software to render a patient’s cardiac study, the Company recognizes revenue when the study ends based on a fixed billing rate. Costs associated with providing the services are recorded as the service is provided regardless of whether or when revenue is recognized.

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a standard cost basis for material costs and on actual cost basis for labor and overhead, which approximates actual cost on a weighted average basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: allowance for doubtful accounts, valuation of inventory, deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options and warrants, as well as assumptions used by management in its assessment of liquidity. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2018 and 2017.

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

Accounts Receivable

Accounts receivable consists of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, due to stockholders, accounts receivable, deposits and other receivables, convertible promissory notes, derivative liabilities, and accounts payable. The Company's cash and derivative liabilities, which are carried at fair value, are classified as a Level 1 financial instruments. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11, which addresses the accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. The Company has issued financial instruments with down round features. The Company opted to adopt ASU 2017-11 in its three-month interim period ended September 30, 2017, which is effective from April 1, 2017, with adjustments reflected in the accumulated deficit of stockholders’ deficiency as of April 1, 2017. Please refer to Note 6.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30, 2018	As at March 31, 2018
	$	$
Accounts payable	817,171	547,858
Accrued liabilities	230,725	208,321
	1,047,896	756,179

Accounts payable as at September 30, 2018, and March 31, 2018 include $246,303 and $161,481, respectively, due to a shareholder and executive of the Company, primarily owing as a result of that individual’s capacity as an employee.

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

Pursuant to the conversion provisions, in August 2016, promissory notes in the aggregate face value of $1,368,978 were converted into 912,652 shares of common stock as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see note 6) and the balance to the carrying value of the notes.

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes at September 30, 2018 and March 31, 2018	-

In March 2016, the Company commenced a bridge offering of up to an aggregate of $2,500,000 of convertible promissory notes.  Up to March 31, 2017, the Company issued, to various investors, a new series of convertible notes (“Bridge Notes”) in the aggregate face value of $2,455,000 (December 31, 2016 – $2,230,000). The Bridge Notes had a maturity date of 12 months from issuance and carried an annual interest rate of 10%. The Bridge Notes principal and all outstanding accrued interest were convertible into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity. However, all the outstanding principal and accrued interest would convert into units/securities upon the consummation of a qualified financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the forced conversion date multiplied by 1.20 by (y) the actual price per unit/security in the qualified financing. Upon the maturity date of the notes, the Company also has an obligation to issue warrants exercisable into a number of shares of the Company securities equal to (i) in the case of a qualified financing, the number of shares issued upon conversion of the note and (ii) in all other cases, the number of shares of the Company's common stock equal to the quotient obtained by dividing the outstanding balance by 2.00.

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

On May 31, 2017, all Bridge Notes, having a face value of $2,436,406, were converted into Units of a private placement offering of the Company’s common stock:

$
Accreted value of Bridge Note as of March 31, 2017	1,556,990
Accretion expense	879,416
Conversion of Bridge Notes transferred to equity (Note 7, c)	(2,436,406)
Face value of Bridge Notes as of September 30, 2018 and March 31, 2018	-

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

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at September 30, 2018 and March 31, 2018 (post adoption)	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a)

Authorized stock

As at September 30, 2018, the Company is authorized to issue 125,000,000 (March 31, 2018 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2018 – 10,000,000) shares of preferred stock ($0.001 par value).

At September 30, 2018, there were 27,605,567 (March 31, 2018 – 23,713,602) shares of common stock issued and outstanding. Additionally, at September 30, 2018, there were 5,725,041 (March 31, 2018 – 8,143,937) outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

b)

Exchange Agreement

As initially described in Note 1 above, on February 2, 2016:

•

The Company issued approximately 1.197 shares of its common stock in exchange for each common share of iMedical held by the iMedical shareholders who in general terms, are not residents of Canada (for the purposes of the Income Tax Act (Canada). Accordingly, the Company issued 13,376,947 shares;

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

•

Each outstanding warrant to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each warrant, with an inverse adjustment to the exercise price of the warrants to reflect the exchange ratio of approximately 1.197:1

•

Each outstanding advisor warrant to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each advisor warrant, with an inverse adjustment to the exercise price of the Advisor Warrants to reflect the exchange ratio of approximately 1.197:1; and

•

The outstanding 11% secured convertible promissory notes of iMedical were adjusted, in accordance with the adjustment provisions thereof, as and from closing, so as to permit the holders to convert (and in some circumstances permit the Company to force the conversion of) the convertible promissory notes into shares of the common stock of the Company at a 25% discount to purchase price per share in Biotricity’s next offering.

Issuance of common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

During the six months ended September 30, 2018, shareholders holding 2,418,900 exchangeable shares with voting rights and other attributes corresponding to the Company’s common stock (but with the additional right to cashlessly exchange on a one-for-one basis into common stock) retracted and exchanged their exchangeable shares for the corresponding number of shares of common stock.

c)

Share issuances

Share issuances during the year ended March 31, 2018

During the year ended March 31, 2018, the Company sold to accredited investors a further total of 1,282,767 Units, (each Unit consisting of one share of common stock one-half of one warrant to purchase a share of common stock) for gross proceeds of $2,244,845 (net proceeds of $1,926,780).

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

The raising of a total of $3,000,000 in aggregate proceeds from the common share offering would qualify that offering as a Qualified Financing that would allow the Company, at its discretion, to convert the principal amount of the Bridge Notes (discussed in Note 5), along with accrued interest thereon, into units of the common share offering. Conversion would be based upon the price that is the lesser of: (i) $1.60 per share and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per share in the Qualified Financing. The notes and the warrants were further subject to a “most-favored nation” clause in the event the Company, prior to maturity of the notes, consummates a financing that is not a Qualified Financing.  Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes, the Company would also pay the Placement Agent up to 8% in cashless broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance. Based on achieving this milestone, on May 31, 2017, the Company converted Bridge Notes with the aggregate principal amount of $2,455,000 plus accrued interest thereon, into a further 1,823,020 Units of its common share offering (each of which corresponded to one share and half of one warrant).

During the year ended March 31, 2018, the Company issued an aggregate of 527,941 shares of common stock and has recognized its obligation to issue a further 20,250 shares of common stock (see paragraph d, below), to various consultants. The fair value of these shares amounted to $1,908,481 were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with a corresponding credit to additional paid-in-capital.

During the year ended March 31, 2018, the Company also issued an aggregate of 252,798 shares of its common stock upon exercise of warrants and received $428,311 of exercise cash proceeds. In addition, during this year, the Company issued 58,795 shares of common stock to brokers who opted to perform cashless exercise of their 108,799 warrants. See paragraph e, below

Share issuances during the six months ended September 30, 2018

During the six months ended September 30, 2018, the Company entered into an agreement with a private equity investment fund (the “Investor”) to establish a committed equity purchase facility, which allows the Company, at its sole option, subject to certain conditions, to direct the Investor to make multiple common share purchases that in aggregate can be up to $25 million (the “Aggregate Amount”) during the term of the facility, which will be up to 36 months. As part of the initial closing of this transaction, the Investor purchased 128,750 shares of common stock of the Company, at a price of $4,00 per share, for gross proceeds of $515,000 and paid the Investor $15,000 in issuance costs. As compensation for providing this equity purchase facility, the Company also issued to the Investor an additional 121,344 shares (representing a dollar value equal to 1.6% of the aggregate amount, or $400,000, at a price per share that was equal to the average of the closing sale prices of the common shares for the ten (10) consecutive business days prior to the closing date of the transaction). The size and purchase price for each future drawdown under this agreement is governed by the purchase facilities agreement and is predicated on trading volumes as well as the average trading and closing prices of the common stock on the day of drawdown and the prior ten (10) trading days, such that the purchase price is always fixed and know at the time the Company elects to sell shares to the Investor. During the six months ended September 30, 2018, the Company sold a further 669,226 shares under this facility and raised aggregate gross proceeds of $1,819,943.

During the six months ended September 30, 2018, the Company issued an aggregate of 326,333 shares of common stock to various advisors, contractors and consultants, including 62,500 shares of common stock to non-executive directors of its Board as part of their annual compensation program. Not including 14,000 shares, that were accounted for as common shares to be issued in relation to issuance obligations as at March 31, 2018, the fair value of the remaining 312,333 shares amounted to $840,546 and has been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital.

During the six months ended September 30, 2018, the Company issued 164,574 shares of common stock upon the exercise of options of its legacy 2015 equity incentive plan; during the same period the Company also issued 62,838 shares of its common stock upon exercise of warrants and received $50,835 of exercise cash proceeds.

d)

Shares to be issued

Common stock to be issued of 32,083 shares ($80,216) is comprised of:

•

19,583 shares of common stock issued to consultants in connection with services rendered during the quarter with a fair value of $37,404; and

•

12,500 shares of common stock to be issued to a consultant, which represents an obligation recognized in prior periods, with a fair value of $42,812.

The fair value of these shares was determined by using the market price of the common stock as at the date of issuance obligation.

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

During March 2018, 108,799 broker warrants were exercised into 58,795 common shares through the cashless exercise. The holder may, in its sole discretion, exercise all or any part of this warrant in a “cashless” or “net-issue” (or cashless) exercise  and receive a number of shares calculated by using the following formula: X = Y (A - B)/A with: X = the number of shares to be issued to the holder  Y = the number of shares with respect to which the warrant is being exercised A = the fair value per share of common stock on the date of exercise of the warrant B = the then-current exercise price of the warrant.

Warrant issuances during the six months ended September 30, 2018

During the six months ended September 30, 2018, the Company issued 458,333 warrants as compensation for advisor and consultant services, which were fair valued at $368,352 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk free rate ranging from 2.13% to 2.81%, stock price of $1.24 to $4.15 and expected volatility of 97.8% to 138.27%.

Warrant issuances, exercises and expirations or cancellations during the three months ended September 30, 2018 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2017	380,682	916,466	-	390,744	1,687,892
Less: Exercised	(222,690)	(140,000)	-	-	(362,690)
Less: Expired/cancelled	(19,935)	(380,300)	-	-	(400,235)
Add: Issued	246,095	273,806	2,734,530	772,978	4,027,409
As at March 31, 2018	384,152	669,972*	2,734,530	1,163,722	4,952,376

Less: Exercised	(62,838)	-	-	-	(62,838)
Less: Expired/cancelled	-	(31,250)	-	-	(31,250)
Add: Issued	-	65,000	-	-	65,000
As at June 30, 2018	321,314	703,722*	2,734,530	1,163,722	4,923,288

Less: Exercised	-	-	-	-	-
Less: Expired/cancelled	-	- **	-	-
Add: Issued	-	393,333	-	-	393,333
As at September 30, 2018	321,314	1,097,055*	2,734,530	1,163,722	5,316,621

Exercise Price	$ 0.78-$3.00	$ 1.24-$7.59	2.00	3.00
Expiration Date	October 2019 to July 2022	October 2018 to September 2021	March 2020 to November 2022	April 2020 to July 2020

*Consultant Warrants as at September 30, 2018 include an aggregate of 188,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan.

** Subsequent to September 30, 2018, 210,416 warrants expired unexercised.

f)

Warrant exercises

During the six months ended September 30, 2018, 62,838 warrants were exercised at an average exercise price of approximately $0.7839. The Company received $50,835 of cash proceeds.

g)

Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved its Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the iMedical to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. This is a legacy option plan established and utilized prior to the Company’s reorganization (see note 7b) Exchange Agreement, above). No other grants will be made under this plan. As of  March 31, 2018, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan.  These legacy options represented the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1; thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at March 31, 2018. During the six-month period ended September 30, 2018 the remaining 164,590 outstanding options vested and were exercised.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018	164,590	0.0001
Exercised	(164,590)	0.0001
Outstanding as of September 30, 2018	-

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

2016 Equity Incentive Plan

On February 2, 2016, the Board of Directors of the Company approved 2016 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Plan seeks to achieve this purpose by providing for awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and other stock-based awards.

The Plan shall continue in effect until its termination by the board of directors or committee formed by the board; provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date. The maximum number of shares of stock that may be issued under the Plan shall be equal to 3,750,000 shares; provided that the maximum number of shares of stock that may be issued under the Plan pursuant to awards shall automatically and without any further Company or shareholder approval, increase on January 1 of each year for not more than 10 years from the effective date, so the number of shares that may be issued is an amount no greater than 15% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

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

During the six months ended September 30, 2018, as part of their approved compensation, the Company granted its non-executive directors options to purchase an aggregate of 62,500 shares of common stock at an exercise price of $2.00, with an aggregate fair value of $31,959, subject to a 1-year vesting period. Six employees were also granted 95,000 options to purchase shares of common stock at exercise prices ranging from $1.40 to $1.84 per share, subject to a 3 year graded vesting period, with fair value of the options of $41,845 being expensed over that respective period.

As of September 30, 2018, the cumulative grant-date fair value of the options granted under the Plan was $3,863,813 (September 30, 2017 - $2,372,108). The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of June 30 and March 31, 2018	4,147,498	3.2306
Granted	157,500	1.8337
Exercised	-	-
Outstanding as of September 30, 2018	4,304,998	3.1795

During the six months ended September 30, 2018, the Company recorded stock based compensation of $728,163 in connection with the 2016 equity incentive plan (September 30, 2017 – $442,155) under general and administrative expenses with a corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions:

	2017-2018	2016-2017	2015-2016
Exercise price ($)	1.24-7.59	2.00 – 2.58	0.0001
Risk free interest rate (%)	1.98-2.81	0.45 - 1.47	0.04 - 1.07
Expected term (Years)	3.0	1.0 - 3.0	10.0
Expected volatility (%)	97.8-145.99	101 – 105	94
Expected dividend yield (%)	0.00	0.00	0.00
Fair value of option ($)	1.032	0.88	0.74
Expected forfeiture (attrition) rate (%)	0.00	0.00 – 5.00	5.00 - 20.00

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
	$	$	$	$
Salary and allowance**	181,887	120,052	363,773	270,104
Stock based compensation***	421,028	183,981	744,168	374,472
Total	602,915	304,033	1,107,941	644,576

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

There are no claims against the company that were assessed as significant, which were outstanding as at September 30, 2018 and, consequently, no provision for such has been recognized in the consolidated financial statements.

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 14, 2018, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During the period of October 1, 2018 through November 13, 2018, the Company issued an aggregate of 534,894 common shares under its common share finance facility with a private equity firm (the “Investor”). The size and purchase price for each drawdown is governed by the purchase facilities agreement and is predicated on trading volumes as well as the average trading and closing prices of the common stock on the day of drawdown and the prior ten (10) trading days, such that the purchase price is always fixed and known at the time the Company elects to sell shares to the Investor.

During this same period, shareholders holding 856,576 exchangeable shares with voting rights and other attributes corresponding to the Company’s common stock (but with the additional right to cashlessly exchange on a one-for-one basis into common stock) retracted and exchanged their exchangeable shares for the corresponding number of shares of common stock.

During July 2018, the Board of Directors of the company adopted a new compensation program for directors which includes cash compensation for the current fiscal year of $24,000, equity compensation for the current fiscal year to include 31,250 shares of the Company’s common stock and 31,250 options to purchase shares of the Company’s common stock at $2.00 per share, such options to vest and be fully exercisable upon the first anniversary from the date upon which a director was named to the Board. On November 4, 2018, the Company increased the size of its Board to 4 Directors and immediately filled the vacancy by appointing a new Director, , who will be compensated using this same compensation program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: (a) any fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; (f) competition in the Company’s existing and potential future product lines of business; (g) the Company’s ability to obtain financing on acceptable terms if and when needed; (h) uncertainty as to the Company’s future profitability; (i) uncertainty as to the future profitability of acquired businesses or product lines; and (j) uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as may be required under applicable law. Past results are no guaranty of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q (the “Financial Statements”).

Company Overview

Biotricity Inc. (“Company”, “Biotricity”, “we”, “us” or “our”)

We are a medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We are first focusing on a segment of the diagnostic mobile cardiac telemetry market, otherwise known as MCT.

To date, we have developed our Bioflux MCT technology which is comprised of a monitoring device and software component, verified our business model, and built strategic partnerships to accelerate our market strategy and growth. We started commercial sale of our technology to customers in April 2018. Starting with a small sales force to assist in establishing a limited market review with key anchor customers in 6 key cardiac markets across the United States has allowed the Company to place 204 of its devices in the field as at September 30, 2018. The Company plans to grow its sales force in order to address new markets and achieve sales penetration in the markets currently served.

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

We were incorporated on August 29, 2012 in the State of Nevada under the name Metasolutions, Inc. Effective as of February 1, 2016, we changed our name to Biotricity Inc.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options and warrants, as well as assumptions used by management in its assessment of liquidity. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2018.

Cash

Cash includes cash on hand and balances with banks.

Accounts Receivable, net

Accounts receivable consists of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a standard cost basis for material costs and on actual cost basis for labor and overhead, which approximates actual cost on a weighted average basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $187,859 for the three months ended September 30, 2018, compared to $413,624 for the corresponding periods ended September 30, 2017.

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

From its inception in July 2009 through to September 30, 3018, Biotricity has generated a deficit of $31,044,687. We expect to incur additional operating losses, principally because of the anticipated initial limited sales we expect to be associated with a measured and well-executed commercialization path for Bioflux, our planned first product, as well as anticipated costs of continued research and development associated with product improvement and new product development. As we approach final stages of the commercialization, we also expect to devote significant resources towards capital expenditures in order to install an adequate operating infrastructure that can provide excellent customer service and sales support.

Three and Six Months Ended September 30, 2018 and September 30, 2017

Operating Revenues and Expenses

As described above, the Company has commenced the commercialization of its first product on April 1, 2018, rolling out a limited market review to carefully rollout of its sales program to identified anchor customers in targeted areas of the U.S. In this initial six month period, the company has earned gross revenues of $102,420.

Total operating expenses for the three and six month periods ended September 30, 2018 were $2,214,382 and $4,642,759, compared to $1,454,899 and $2,858,208, respectively, for the three and six month periods ended September 30, 2017, as further described below.

For the three and six month period ended September 30, 2018, we incurred general and administrative expenses of $2,026,523 and $4,154,829, compared to $1,041,275 and $2,129,474, respectively for the three and six month periods ended September 30, 2017. The increases were primarily due to increased payroll and compensation-related expenses associated with commercialization, including the building of a new sales force, as well as administrative and engineering staff to support customer deployment and further development of our products and processes; the increase was also due to professional fees, product marketing and promotion and other operating infrastructure required for the launch of a developed product.

For the three and six month periods ended September 30, 2018, we incurred research and development expenses of $187,859 and $487,930, compared to research and development expenses of $413,624 and $728,734 for the three and six month periods ended September 30, 2017. The decreases for the three and six month periods ended September 30, 2018 are mainly due to decreased activity associated with having completed our FDA approval process in the prior fiscal period, as offset by the preparation of Bioflux for commercialization and the engineering of future products and product enhancements.

Net Loss

Net loss for the three and six months ended September 30, 2018 was $2,176,740 and $4,597,257 compared to a net loss of $1,454,899 and $3,758,212 during the three and six months ended September 30, 2017, resulting in a loss per share of $0.066 and $0.142, respectively, for the three and six month periods ended September 30, 2018 (September 30, 2017 – $0.048 and $0.127).

Translation Adjustment

Translation adjustment for the three and six month periods ended September 30, 2018 was a gain of $112,866 and a gain of $10,217, respectively, as compared to losses of $83,858 and $170,348, respectively, for the three and six months ended September 30, 2017. This translation adjustment represents losses that resulted from the translation of currency in the financial statements, from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

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

As a result of its being in development-mode, the Company has incurred recurring losses from operations, and as at September 30, 2018, has an accumulated deficit of $31,044,687. Management anticipates the Company will improve its liquidity through continued business development and after additional debt or equity investment in the Company. To do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

During the six months ended September 30, 2018, the Company entered into an arrangement with a private equity firm, to establish facility that allows it to raise up to $25 million in additional capital through sales of common stock, at its discretion, subject to certain conditions. During the six months ended September 30, 2018, the Company raised $1,819,943 in gross proceeds through sales of shares under this facility. Measured, discretionary use of this facility and any additional equity financing that the Company may undertake will be dilutive to existing stockholders.

During the six months ended September 30, 2018, the Company issued 326,330 shares of common stock as compensation to consultants that provide contractual services.

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

Net Cash Used in Operating Activities

During the six months ended September 30, 2018, we used cash in operating activities of $2,670,638 compared to $2,208,129 for the six months ended September 30, 2017.  These activities involved expenditures undertaken on business development, marketing and operating activities, as well as continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $1,790,778 for the six months ended September 30, 2018 compared to $2,340,409 for the six months ended September 30, 2017.  Financing activities during the six months ended September 30, 2018 related to the establishment of the Company’s new committed facility discussed above, whereas activities of the corresponding prior year period related to funds that were previously raised through a private placement offering of equity to accredited investors.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the three months periods ended September 30, 2018 or 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers have concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.  Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

101.CAL XBRL Taxonomy Extension Calculation.

101.DEF XBRL Taxonomy Extension Definition.

101.LAB XBRL Taxonomy Extension Labels.

101.PREXBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14 November, 2018.

BIOTRICITY INC.

By: /s/ Waqaas Al-Siddiq

Name: Waqaas Al-Siddiq

Title: Chief Executive Officer

(principal executive officer)

By: /s/John Ayanoglou

Name: John Ayanoglou

Title: Chief Financial Officer

(principal financial and accounting officer)