Form 10-Q
period 2018-12-31
BIOTRICITY INC.
filed 2019-02-19
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,127,176 shares of Common Stock, $0.001 par value, at February 18, 2019. As at that same date, the Company also has 4,868,484 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 34,995,660 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2018 (unaudited) and MARCH 31, 2018 (audited)

(Expressed in US Dollars)

	As at December 31, 2018	As at March 31, 2018
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	25,738	843,643
Accounts receivable, no allowance	123,837	-
Inventory, net	126,092	-
Harmonized sales tax recoverable	55,862	35,737
Deposits and other receivables	108,569	17,046
Total current assets	440,098	896,426

Deposits and other receivables	33,000	33,000
TOTAL ASSETS	473,098	929,426

CURRENT LIABILITIES
Bank indebtedness	18,152	-
Accounts payable and accrued liabilities [Note 4]	1,305,677	756,179
TOTAL LIABILITIES	1,323,829	756,179

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $0.001 par value, 10,000,000 authorized as at December 31, 2018 and March 31, 2018, respectively, 1 share issued and outstanding as at December 31, 2018 and March 31, 2018, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at December 31, 2018 and March 31, 2018, respectively. Issued and outstanding common shares: 29,534,343 as at December 31, 2018 and 23,713,602 as at March 31, 2018, respectively, and exchangeable shares of 4,868,464 and 8,143,937 outstanding as at December 31, 2018 and March 31, 2018, respectively [Note 7]	34,403	31,858
Shares to be issued [Note 7]	147,350	69,963
Additional paid-in-capital	32,595,145	27,161,984
Accumulated other comprehensive loss	(410,695)	(643,129)
Accumulated deficit	(33,216,935)	(26,447,430)
Total stockholders’ (deficiency) equity	(850,731)	173,247
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	473,098	929,426

Commitments and contingencies [Note 9]

Subsequent Events [Note 10]

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Expressed in US Dollars)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	117,640	-	220,060	-
Cost of revenue	27,504	-	84,422	-
NET REVENUE	90,136	-	135,638	-

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	1,861,113	1,717,666	6,015,942	3,825,602
Research and development expenses	401,271	377,924	889,201	1,106,658
TOTAL OPERATING EXPENSES	2,262,384	2,095,590	6,905,143	4,932,260

Accretion expense [Note 5]	-	-	-	879,416
Change in fair value of derivative liabilities [Note 6]	-	-	-	20,588
NET LOSS BEFORE INCOME TAXES	(2,172,248)	(2,095,590)	(6,769,505)	(5,832,264)

Income taxes	-	-	-	-
NET LOSS	(2,172,248)	(2,095,590)	(6,769,505)	(5,832,264)

Translation adjustment	222,217	(23,424)	232,434	(193,771)

COMPREHENSIVE LOSS	(1,950,031)	(2,119,014)	(6,537,071)	(6,026,035)

LOSS PER SHARE, BASIC AND DILUTED	(0.064)	(0.068)	(0.206)	(0.186)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	33,892,765	30,799,342	32,884,003	31,374,911

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 and 2017

(Expressed in US Dollars)

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,769,505)	(5,832,264)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	1,100,686	646,970
Issuance of shares for services	1,025,958	1,325,128
Issuance of warrants for services, at fair value	376,136	272,630
Accretion expense	-	879,416
Change in fair value of derivative liabilities	-	20,588
Fair value of warrants issued	-	-

Changes in operating assets and liabilities:
Accounts receivable	(123,836)	-
Inventory	(126,092)	-
Harmonized sales tax recoverable	(20,125)	(27,052)
Deposits and other receivables	(91,524)	(14,977)
Accounts payable and accrued liabilities	564,927	(507,365)
Net cash used in operating activities	(4,063,375)	(3,236,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	2,959,480	4,860,970
Proceeds from exercise of warrants	50,835	428,311
Bank indebtedness	18,723	-
Net cash provided by financing activities	3,029,038	5,289,281

Effect of foreign currency translation	216,432	5,039

Net (decrease) increase in cash during the period	(1,034,337)	2,052,355

Cash, beginning of period	843,643	424,868

Cash, end of period	25,738	2,482,262

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at December 31, 2018, has an accumulated deficit of $33,216,935 and a working capital deficit of $883,731. During the nine months ended December 31, 2018, the Company launched its first commercial sales program, having already hired an experienced professional in-house sales team. Management anticipates the Company will improve its liquidity through continued business development and additional equity or debt capitalization. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these condensed consolidated financial statements are issued. As an example of this, the Company filed a shelf registration statement under which it conducted its first registered direct sale of shares during December 2017, which raised gross proceeds of $2,475,901. In June 2018, the Company conducted a further registered direct sale of shares which raised gross proceeds of $500,000. The investor, a private equity fund also entered into agreements with the Company to commit themselves to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company, subject to certain conditions (see Note 7 – Stockholders’ Equity (Deficiency)).

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606.

The Bioflux mobile cardiac telemetry device, a wearable device, is worn by patients for a monitoring period up to 30 days. The cardiac data that the device monitors and collects is curated and analyzed by the Company’s proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. Revenues earned with respect to this device are comprised of device sales revenues and technology fee revenues (software as a service). The device, together with its licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by the technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which are invoiced directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for revenue that is earned based on customer usage of the proprietary software to render a patient’s cardiac study, the Company recognizes revenue when the study ends based on a fixed billing rate. Costs associated with providing the services are recorded as the service is provided regardless of whether or when revenue is recognized.

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a weighted average cost basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2018 and 2017.

Cash

Cash includes cash on hand and balances with banks. As at December 31, 2018, bank indebtedness represented outstanding cheques.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, due to stockholders, accounts receivable, deposits and other receivables, convertible promissory notes, derivative liabilities, and accounts payable. The Company’s cash and derivative liabilities, which are carried at fair value, are classified as a Level 1 financial instruments. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11, which addresses the accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. The Company has issued financial instruments with down round features. The Company opted to adopt ASU 2017-11 in its three-month interim period ended December 31, 2017, which is effective from April 1, 2017, with adjustments reflected in the accumulated deficit of stockholders’ deficiency as of April 1, 2017. Please refer to Note 6.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the consolidated financial statements, including potential early adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2018	As at March 31, 2018
	$	$
Accounts payable	971,719	547,858
Accrued liabilities	333,958	208,321
	1,305,677	756,179

Accounts payable as at December 31, 2018, and March 31, 2018 include $306,568 and $161,481, respectively, due to a shareholder and executive of the Company, primarily owing as a result of that individual’s capacity as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

5. CONVERTIBLE PROMISSORY NOTES

Prior to April 1, 2016, pursuant to a term sheet offering of up to $2,000,000, the Company issued convertible promissory notes to various accredited investors amounting to $1,368,978 in face value. These notes had a maturity date of 24 months and carried an annual interest rate of 11%. The note holders had the right to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock any time until the note was fully paid. The notes had a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price was to reset to 75% of the future financing pricing. These notes did not contain prepayment penalties upon redemption. These notes were secured by all of the present and after acquired property of the Company. However, the Company could force conversion of these notes, if during the term of the agreement, the Company completed a public listing and the common share price exceeded the conversion price for at least 20 consecutive trading days. At the closing of the notes, the Company paid cash (7%) and issued warrants (7% of the number of common shares into which the notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company. The warrants had a term of 24 months and a similar reset provision based on future financings.

Pursuant to the conversion provisions, in August 2016, promissory notes in the aggregate face value of $1,368,978 were converted into 912,652 shares of common stock as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see note 6) and the balance to the carrying value of the notes.

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes at December 31, 2018 and March 31, 2018	-

In March 2016, the Company commenced a bridge offering of up to an aggregate of $2,500,000 of convertible promissory notes. Up to March 31, 2017, the Company issued, to various investors, a new series of convertible notes (“Bridge Notes”) in the aggregate face value of $2,455,000 (December 31, 2016 – $2,230,000). The Bridge Notes had a maturity date of 12 months from issuance and carried an annual interest rate of 10%. The Bridge Notes principal and all outstanding accrued interest were convertible into common stock based on the average of the lowest 3 trading days volume weighted average price over the last 10 trading days plus an embedded warrant at maturity. However, all the outstanding principal and accrued interest would convert into units/securities upon the consummation of a qualified financing, based upon the lesser of: (i) $1.65 per units/securities and (ii) the quotient obtained by dividing (x) the balance on the forced conversion date multiplied by 1.20 by (y) the actual price per unit/security in the qualified financing. Upon the maturity date of the notes, the Company also has an obligation to issue warrants exercisable into a number of shares of the Company securities equal to (i) in the case of a qualified financing, the number of shares issued upon conversion of the note and (ii) in all other cases, the number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding balance by 2.00.

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

On May 31, 2017, all Bridge Notes, having a face value of $2,436,406, were converted into Units of a private placement offering of the Company’s common stock:

$
Accreted value of Bridge Note as of March 31, 2017	1,556,990
Accretion expense	879,416
Conversion of Bridge Notes transferred to equity (Note 7, c)	(2,436,406)
Face value of Bridge Notes as of December 31, 2018 and March 31, 2018	-

The embedded conversion features and reset feature in the notes and broker warrants were initially accounted for as a derivative liability based on FASB guidance that was current at that time (see Note 6).

6. DERIVATIVE LIABILITIES

The Accounting Pronouncements ASU 2017-11 provided a change to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. During the quarter ended December 31, 2017, the Company adopted the provisions of ASU 2017-11 to account for the down round features of its warrants issued with its private placements effective April 1, 2017. The Company used a modified retrospective approach to adoption, which does not restate its financial statements as at the prior year end, March 31, 2017. Adoption is effective as of April 1, 2017, the beginning of the Company’s current fiscal year. The cumulative effect of this accounting standard update adjusted accumulated deficit as of April 1, 2017 by $483,524, with a corresponding adjustment to derivative liabilities:

Balance Sheet Impacts Under ASU 2017-11	As of April 1, 2017
Accumulated Deficit	$483,524
Derivative Liabilities	(483,524)

The impact on the unaudited June 30, 2017 Balance Sheet and Statement of Operations is as follows:

Balance Sheet Impacts Under ASU 2017-11	As of June 30, 2017
Derivative Liabilities	$(4,074,312)
Additional Paid in Capital	3,569,248
Accumulated Deficit	483,524

Income Statement Impacts Under ASU 2017-11	As of June 30, 2017
Reversal of change in fair value of derivative liabilities	$21,540

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

Previously, the Company’s derivative instrument liabilities were re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occurred. For options, warrants and bifurcated embedded derivative features that were accounted for as derivative instrument liabilities, the Company estimated fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The details of derivative liabilities (pre and post adoption of ASU 2017-11) were as follows:

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at December 31, 2018 and March 31, 2018 (post adoption)	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a) Authorized stock

As at December 31, 2018, the Company is authorized to issue 125,000,000 (March 31, 2018 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2018 – 10,000,000) shares of preferred stock ($0.001 par value).

At December 31, 2018, there were 29,534,343 (March 31, 2018 – 23,713,602) shares of common stock issued and outstanding. Additionally, at December 31, 2018, there were 4,868,464 (March 31, 2018 – 8,143,937) outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

b) Exchange Agreement

As initially described in Note 1 above, on February 2, 2016:

●	The Company issued approximately 1.197 shares of its common stock in exchange for each common share of iMedical held by the iMedical shareholders who in general terms, are not residents of Canada (for the purposes of the Income Tax Act (Canada). Accordingly, the Company issued 13,376,947 shares;
●	Shareholders of iMedical who in general terms, are Canadian residents (for the purposes of the Income Tax Act (Canada)) received approximately 1.197 Exchangeable Shares in the capital of Exchangeco in exchange for each common share of iMedical held. Accordingly, the Company issued 9,123,031 Exchangeable Shares;
●	Each outstanding option to purchase common shares in iMedical (whether vested or unvested) was exchanged, without any further action or consideration on the part of the holder of such option, for approximately 1.197 economically equivalent replacement options with an inverse adjustment to the exercise price of the replacement option to reflect the exchange ratio of approximately 1.197:1;
●	Each outstanding warrant to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each warrant, with an inverse adjustment to the exercise price of the warrants to reflect the exchange ratio of approximately 1.197:1
●	Each outstanding advisor warrant to purchase common shares in iMedical was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of the Company for each advisor warrant, with an inverse adjustment to the exercise price of the Advisor Warrants to reflect the exchange ratio of approximately 1.197:1; and
●	The outstanding 11% secured convertible promissory notes of iMedical were adjusted, in accordance with the adjustment provisions thereof, as and from closing, so as to permit the holders to convert (and in some circumstances permit the Company to force the conversion of) the convertible promissory notes into shares of the common stock of the Company at a 25% discount to purchase price per share in Biotricity’s next offering.

Issuance of common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

During the nine months ended December 31, 2018, shareholders holding 3,275,478 exchangeable shares with voting rights and other attributes corresponding to the Company’s common stock (but with the additional right to cashlessly exchange on a one-for-one basis into common stock) retracted and exchanged their exchangeable shares for the corresponding number of shares of common stock.

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

During the year ended March 31, 2018, the Company also issued an aggregate of 252,798 shares of its common stock upon exercise of warrants and received $428,311 of exercise cash proceeds. In addition, during this year, the Company issued 58,795 shares of common stock to brokers who opted to perform cashless exercise of their 108,799 warrants. See paragraph e, below

Share issuances during the nine months ended December 31, 2018

During the nine months ended December 31, 2018, the Company entered into an agreement with a private equity investment fund (the “Investor”) to establish a committed equity purchase facility, which allows the Company, at its sole option, subject to certain conditions, to direct the Investor to make multiple common share purchases that in aggregate can be up to $25 million (the “Aggregate Amount”) during the term of the facility, which will be up to 36 months. As part of the initial closing of this transaction, the Investor purchased 128,750 shares of common stock of the Company, at a price of $4,00 per share, for gross proceeds of $515,000 and paid the Investor $15,000 in issuance costs. As compensation for providing this equity purchase facility, the Company also issued to the Investor an additional 121,344 shares (representing a dollar value equal to 1.6% of the aggregate amount, or $400,000, at a price per share that was equal to the average of the closing sale prices of the common shares for the ten (10) consecutive business days prior to the closing date of the transaction). The size and purchase price for each future drawdown under this agreement is governed by the purchase facilities agreement and is predicated on trading volumes as well as the average trading and closing prices of the common stock on the day of drawdown and the prior ten (10) trading days, such that the purchase price is always fixed and know at the time the Company elects to sell shares to the Investor. During the nine months ended December 31, 2018, the Company sold a further 1,694,760 shares under this facility and raised aggregate gross proceeds of $2,524,480.

During the nine months ended December 31, 2018, the Company issued an aggregate of 372,999 shares of common stock to various advisors, contractors and consultants, including 62,500 shares of common stock to non-executive directors of its Board as part of their annual compensation program. Not including 14,000 shares, that were accounted for as common shares to be issued in relation to issuance obligations as at March 31, 2018, the fair value of the remaining 358,999 shares amounted to $875,879 and has been expensed to general and administrative expenses in the condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital.

During the nine months ended December 31, 2018, the Company issued 164,574 shares of common stock upon the exercise of options of its legacy 2015 equity incentive plan; during the same period the Company also issued 62,838 shares of its common stock upon exercise of warrants and received $50,835 of exercise cash proceeds.

d) Shares to be issued

Common stock to be issued of 211,666 shares ($147,350) is comprised of:

●	152,916 shares of common stock issued to consultants in connection with services rendered during the quarter with a fair value of $73,400 and 40,000 shares of common stock issued to non-executive directors of the Company with a fair value of $19,200; and
●	18,750 shares of common stock to be issued to a consultant, which represents an obligation recognized in prior periods, with a fair value of $54,750.

The fair value of these shares was determined by using the market price of the common stock as at the date of issuance obligation. As disclosed in Note 10 to the interim condensed consolidated financial statements, 186,666 of the 211,666 shares were subsequently issued.

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

Warrant issuances during the nine months ended December 31, 2018

During the nine months ended December 31, 2018, the Company issued 508,333 warrants as compensation for advisor and consultant services, which were fair valued at $376,136 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk free rate ranging from 2.13% to 2.81%, stock price of $0.48 to $4.15 and expected volatility of 97.8% to 138.27%.

Warrant issuances, exercises and expirations or cancellations during the three months ended December 31, 2018 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants		Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2017	380,682	916,466		-	390,744	1,687,892
Less: Exercised	(222,690)	(140,000)		-	-	(362,690)
Less: Expired/cancelled	(19,935)	(380,300)		-	-	(400,235)
Add: Issued	246,095	273,806		2,734,530	772,978	4,027,409
As at March 31, 2018	384,152	669,972	*	2,734,530	1,163,722	4,952,376

Less: Exercised	(62,838)	-		-	-	(62,838)
Less: Expired/cancelled	-	(31,250)		-	-	(31,250)
Add: Issued	-	65,000		-	-	65,000
As at June 30, 2018	321,314	703,722	*	2,734,530	1,163,722	4,923,288

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	-		-	-
Add: Issued	-	393,333		-	-	393,333
As at September 30 2018	321,314	1,097,055	*	2,734,530	1,163,722	5,316,621

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(126,250	)**	-	-	(126,250)
Add: Issued	-	50,000		-	-	50,000
As at December 31, 2018	321,314	1,020,805	*	2,734,530	1,163,722	5,240,371

Exercise Price	$0.78-$3.00	$0.48-$7.59		2.00	3.00
Expiration Date	October 2019 to July 2022	February 2019 to September 2021		March 2020 to November 2022	April 2020 to July 2020

*Consultant Warrants as at December 31, 2018 include an aggregate of 238,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan.

** Subsequent to December 31, 2018, 84,166 consultant warrants expired unexercised.

f) Warrant exercises

During the nine months ended December 31, 2018, 62,838 warrants were exercised at an average exercise price of approximately $0.7839. The Company received $50,835 of cash proceeds.

g) Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved its Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the iMedical to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. This is a legacy option plan established and utilized prior to the Company’s reorganization (see note 7b) Exchange Agreement, above). No other grants will be made under this plan. As of March 31, 2018, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan. These legacy options represented the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1; thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at March 31, 2018. During the nine-month period ended December 31, 2018 the remaining 164,590 outstanding options vested and were exercised.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018	164,590	0.0001
Exercised	(164,590)	0.0001
Outstanding as of December 31, 2018	-

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

During the nine months ended December 31, 2018, as part of their approved compensation, the Company granted its non-executive directors options to purchase an aggregate of 62,500 shares of common stock at an exercise price of $2.00, with an aggregate fair value of $31,959, subject to a 1-year vesting period. Six employees were also granted 95,000 options to purchase shares of common stock at exercise prices ranging from $1.40 to $1.84 per share, subject to a 3 year graded vesting period, with fair value of the options of $41,825 being expensed over that respective period. The Company also issued an additional 100,000 options, with a fair value of $81,688, to an employee to purchase shares of common stock at an exercise price of $1.75 with a 1-year vesting period, with the fair value of the options being expensed over a 1-year period.

As of December 31, 2018, the cumulative grant-date fair value of the options granted under the Plan was $3,945,501 (December 31, 2017 - $2,439,493). The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of June 30 and March 31, 2018	4,147,498	3.2306
Granted	257,500	1.8000
Exercised	-	-
Outstanding as of December 31, 2018	4,404,998	3.1470

During the three and nine months ended December 31, 2018, the Company recorded stock-based compensation of $372,523 and $1,100,686, respectively, in connection with the 2016 equity incentive plan (December 31, 2017 – $204,815 and $646,971, respectively) under general and administrative expenses with a corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions:

	2017-2018	2016-2017	2015-2016
Exercise price ($)	1.24-7.59	2.00 – 2.58	0.0001
Risk free interest rate (%)	1.98-2.81	0.45 - 1.47	0.04 - 1.07
Expected term (Years)	3.0	1.0 - 3.0	10.0
Expected volatility (%)	97.8-145.99	101 – 105	94
Expected dividend yield (%)	0.00	0.00	0.00
Fair value of option ($)	0.60	0.88	0.74
Expected forfeiture (attrition) rate (%)	0.00	0.00 – 5.00	5.00 - 20.00

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
	$	$	$	$
Salary and allowance*	180,333	165,052	544,106	435,156
Stock based compensation**	316,544	183,981	1,060,712	558,453
Total	496,877	349,033	1,604,818	993,609

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

There are no claims against the company that were assessed as significant, which were outstanding as at December 31, 2018 and, consequently, no provision for such has been recognized in the consolidated financial statements.

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 19, 2019, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On January 9, 2019, pursuant to two purchase agreements, the Company sold to two accredited investors a total of $400,000 in principal amount of notes. The notes are non- convertible, bear an interest rate of 10% per year and mature on January 9, 2020.

During the period of January 1, 2019 through February 18, 2019, the Company issued an aggregate of 324,500 common shares under its common share finance facility with a private equity firm (the “Investor”). The size and purchase price for each drawdown is governed by the purchase facilities agreement and is predicated on trading volumes as well as the average trading and closing prices of the common stock on the day of drawdown and the prior ten (10) trading days, such that the purchase price is always fixed and known at the time the Company elects to sell shares to the Investor. On January 23, 2019, the Company issued 186,666 shares to partially satisfy its obligations to issue the shares that were classified as shares to be issued as at December 31, 2018. On February 18, 2019, the Company also a further issued 41,667 shares as compensation to an officer of the Company and 40,000 as compensation to a consultant.

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

Company Overview

Biotricity Inc. (“Company”, “Biotricity”, “we”, “us” or “our ”)

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

To date, we have developed our Bioflux MCT technology which is comprised of a monitoring device and software component, verified our business model, and built strategic partnerships to accelerate our market strategy and growth. We started commercial sale of our technology to customers in April 2018. Starting with a small sales force to assist in establishing a limited market review with key anchor customers in 6 key cardiac markets across the United States has allowed the Company to place 244 of its devices in the field as at December 31, 2018. The Company plans to grow its sales force in order to address new markets and achieve sales penetration in the markets currently served. The Company is also developing several other ancillary technologies, which will require application for further FDA clearances, which the Company anticipates applying for during 2019.

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

Revenue Recognition

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606.

Our Bioflux mobile cardiac telemetry device, a wearable device, is worn by patients for a monitoring period up to 30 days. The cardiac data that the device monitors and collects is curated and analyzed by our proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. Revenues earned with respect to this device are comprised of device sales revenues and technology fee revenues (software as a service). The device, together with its embedded licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by our technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, we consider whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred, or services have been rendered. For sales of devices, which we invoice directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for revenue that is earned based on customer usage of our proprietary software to render a patient’s cardiac study, we recognize revenue based on a fixed billing rate. If all revenue recognition criteria are met, revenue is recognized upon delivery of the patient study, on an accrual basis. Costs associated with providing our services are recorded as the service is provided regardless of whether or when revenue is recognized.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2018.

Cash

Cash includes cash on hand and balances with banks. As at December 31, 2018, bank indebtedness represented outstanding cheques.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a weighted average cost basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

Research and Development

We are engaged in research and development work. Research and development costs, which relate primarily to software development, are charged to operations as incurred. Under certain research and development arrangements with third parties, we may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product. Research and development costs were $401,271 for the three months ended December 31, 2018, compared to $377,924 for the corresponding periods ended December 31, 2017.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

From its inception in July 2009 through to December 31, December 31, 3018, Biotricity has generated a deficit of $33,216,935. We expect to incur additional operating losses, principally because of the anticipated initial limited sales we expect to be associated with a measured and well-executed commercialization path for Bioflux, our planned first product, as well as anticipated costs of continued research and development associated with product improvement and new product development. As we approach final stages of the commercialization, we also expect to devote significant resources towards capital expenditures in order to install an adequate operating infrastructure that can provide excellent customer service and sales support.

Three and Nine Months Ended December 31, 2018 and December 31, 2017

Operating Revenues and Expenses

The Company commenced commercialization of its first product on April 1, 2018, rolling out a limited market review to carefully rollout of its sales program to identified anchor customers in targeted areas of the U.S. During this period, the Company has used intelligence gained from its anchor clients to enhance its workflow, its monitoring and reporting capabilities, as well as its infrastructure, to expand the capabilities of its device. This device is a true four-in-one device, offering the ability to not only perform MCT studies, but to also outperform much of its competition by also providing Holter, Event Loop and Extended Holter reporting. Based on these customer facing enhancements that improve customer service and its success with its initial limited market review, the Company is now in a position to expand commercialization of its first product beyond the initial limited launch.

Revenues that have been earned are comprised of device sales revenues and technology fee revenues (software as a service). The device, together with its embedded licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by our technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. Recurring software service fee revenues are earned on each patient study conducted and these recurring revenues are expected to grow based on the number of devices sold. In this initial nine-month period, the Company has earned total gross revenues of $220,060, comprised of device sales revenues of $86,800 and software technology service fees of $133,260, respectively. Recurring revenues from this latter category have grown a little over 200% during the three months ended December 31, 2018, when compared to the immediately preceding three month period.

Gross profit margins for the three and nine months ended December 31, 2018 were 76.6% and 61.6% respectively.

Total operating expenses for the three and nine month periods ended December 31, 2018 were $2,262,384 and $6,905,143, compared to $2,095,590 and 4,932,260, respectively, for the three and nine month periods ended December 31, 2017, as further described below.

For the three and nine month period ended December 31, 2018, we incurred general and administrative expenses of $1,868,113 and $6,015,942 compared to $1,717,666 and $3,825,602, respectively for the three and nine month periods ended December 31, 2018. The increases were primarily due to increased payroll and compensation-related expenses associated with commercialization, including the building of a new sales force, as well as administrative and engineering staff to support customer deployment and further development  of our products and processes; the increase was also due to professional fees, product marketing and promotion and other operating infrastructure required for the launch of a developed product.

For the three and nine month periods ended December 31, 2018, we incurred research and development expenses of $401,271 and $889,201, compared to research and development expenses of $377,924 and $1,106,658 for the three and nine month periods ended December 31, 2017. These expenses vary based on efforts to improve the Bioflux and pursue development of future products and other product enhancements.

Net Loss

Net loss for the three and nine months ended December 31, 2018 was $2,172,248 and $6,769,505 compared to a net loss of $2,095,590 and $5,832,264, during the three and nine months ended December 31, 2018, resulting in a loss per share of $0.064 and $0.206, respectively, for the three and nine month periods ended December 31, 2018 (December 31, 2017 - $0.068 and $0.186).

Translation Adjustment

Translation adjustment for the three and nine month periods ended December 31, 2018 was a gain of $222,217 and a gain of $232,434 respectively, as compared to losses of $23,424 and $193,771, respectively, for the three and nine months ended December 31, 2017. This translation adjustment represents gains/losses that resulted from the translation of currency in the financial statements, from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Liquidity and Capital Resources

The Company is in development mode, operating a research and development program to develop, obtain regulatory approval for, and commercialize its proposed products.

We generally require cash to:

●	fund our operations and working capital requirements,
●	develop and execute our product development and market introduction plans,
●	fund research and development efforts, and
●	pay any debt obligations as they come due.

As a result of its being in development-mode, the Company has incurred recurring losses from operations, and as at December 31, 2018, has an accumulated deficit of $33,216,935. Management anticipates the Company will improve its liquidity through continued business development and additional debt or equity investment in the Company. To do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

During the nine months ended December 31, 2018, the Company entered into an arrangement with a private equity firm, to establish facility that allows it to raise up to $25 million in additional capital through sales of common stock, at its discretion, subject to certain conditions. During the nine months ended December 31, 2018, the Company raised $3,039,480 in gross proceeds through sales of shares under this facility. Measured, discretionary use of this facility and any additional equity financing that the Company may undertake will be dilutive to existing stockholders.

In order to conserve its cash resources, the Company issues shares as compensation of some of its consultants. During the nine months ended December 31, 2018, the Company issued 508,333 shares of common stock as compensation to consultants that provide contractual services.

As we proceed with the commercialization of the Bioflux product development, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures. We expect to require additional funds to further develop our business plan, including the continued commercialization of the Bioflux and the later introduction of Biolife products. Based on our current operating plans, we will require approximately $4 million to grow our sales team and prudently establish further supporting infrastructure, as well as order devices that will be placed in the field to produce revenue ($7 million, if we were to further accelerate our commercialization plans). A portion of these funds will also go towards the further development of Bioflux in its next generation, including the marketing, sales, regulatory and the gathering of clinical intelligence that will provide leverage in introducing the product and providing high quality service to the market place. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product into new geographies and markets, we anticipate that we will need to raise additional funds through equity or debt offerings. Funds will also be required in order to develop and commercialize our other proposed products and to meet our expected future liquidity requirements.

Based on the above facts and assumptions, we believe our existing sources of cash and cash equivalents, along with other anticipated near-term financings, will be sufficient to meet our needs for the next twelve months from the filing date of this Quarterly Report on Form 10-Q. We will nonetheless need to issue additional debt or equity capital to respond to business opportunities and challenges, including ongoing operating expenses, the protection of our intellectual property, the commercial pursuit of developing or acquiring new lines of business and the enhancement of our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will continue to meet the conditions required to be able to sell shares under our current equity facility or that we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization.

Net Cash Used in Operating Activities

During the nine months ended December 31, 2018, we used cash in operating activities of $4,063,375 compared to $3,236,926 for the nine months ended December 31, 2017. These activities involved expenditures undertaken on business development, marketing and operating activities, as well as continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $3,029,038 for the nine months ended December 31, 2018 compared to $5,289,281 for the nine months ended December 31, 2017. Financing activities during the nine months ended December 31, 2018 primarily related to the establishment of the Company’s committed facility discussed above, whereas activities of the corresponding prior year period related to funds that were previously raised through a private placement offering of equity to accredited investors.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the nine month periods ended December 31, 2018 and 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance. Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101.CAL XBRL Taxonomy Extension Calculation.

101.DEF XBRL Taxonomy Extension Definition.

101.LAB XBRL Taxonomy Extension Labels.

101.PREXBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February 2019.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

