Form 10-K
period 2019-03-31
BIOTRICITY INC.
filed 2019-07-16
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-201719

BIOTRICITY INC.

(Exact name of registrant as specified in its charter)

NEVADA	30-0983531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

275 Shoreline Drive, Suite 150
Redwood City, CA 94065
(Address of principal executive offices, including zip code)

(800) 590-4155
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)	Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,831,750.

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 11, 2019, was 31,508,241 (not including 4,313,085 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2019

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

We have developed our Bioflux MCT technology, which is comprised of a monitoring device and software component, and is currently commercialized and available in the market since April 6, 2018. The twelve months following launch was a limited market release where the company focused on the sales and market dynamics. As of April 1, 2019, the company has completed its limited market release and is now focused on sales growth and expansion. Currently, we are experiencing double digit growth through new sales and an above 80% re-order rate. This combined with the value the Company’s solution brings in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and reduction of healthcare costs is driving growth and increasing revenues.

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

In connection with the closing of the Acquisition Transaction, we experienced a change of control, as:

● our sole director resigned and a new director, who was the sole director of iMedical, was appointed to fill the vacancy;

● our Chief Executive Officer and sole officer, who beneficially owned 6,500,000 shares of our common stock, resigned from all positions and transferred all of his shares back to us for cancellation;

● the former management of iMedical were appointed as our management; and

● the former shareholders of iMedical entered into a transaction whereby their existing common shares of iMedical were exchanged for either: (a) shares in the capital of Exchangeco that are exchangeable for shares of our common stock at the same ratio as if the shareholders exchanged their common shares in iMedical at the consummation of the Acquisition Transaction for our common stock (the “Exchangeable Shares”); or (b) shares of our common stock, which (assuming exchange of all such Exchangeable Shares) would equal in the aggregate a number of shares of our common stock that constitute 90% of our issued and outstanding shares as of the date of the closing date of the Acquisition Transaction.

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

As part of the Exchangeable Share Transaction, we entered into the following agreements, each dated February 2, 2016:

●	Voting and Exchange Trust Agreement (the “Trust Agreement”) with Exchangeco, Callco and Computershare Trust Company of Canada (the “Trustee”); and

●	Support Agreement (the “Support Agreement”) with Exchangeco and Callco.

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

Pursuant to the terms of the Support Agreement, we agreed to certain covenants while the Exchangeable Shares were outstanding, including: (i) not to declare or pay any dividends on our common stock unless Exchangeco simultaneously declares or pays an equivalent dividend for the holders of the Exchangeable Shares; (ii) advising Exchangeco in advance of any dividend declaration by the Company; (iii) ensure that the record date for any dividend or other distribution declared on the shares of the Company is not less than seven days after the declaration date of such dividend or other distribution; (iv) taking all actions reasonably necessary to enable Exchangeco to pay and otherwise perform its obligations with respect to the issued and outstanding Exchangeable Shares; (v) to ensure that shares of the Company or other property are delivered to holders of Exchangeable Shares upon the liquidation or insolvency of the Company, the holders’ election to cause the Company to issue shares of its common stock in exchange for the Exchangeable Shares, or as otherwise set out in the agreement and in the rights and restrictions of the Exchangeable Shares; and (vi) reserving for issuance and keeping available from our authorized common stock such number of shares as may be equal to: (A) the number of Exchangeable Shares issued and outstanding from time to time; and (B) the number of Exchangeable Shares issuable upon the exercise of all rights to acquire Exchangeable Shares from time to time.

The Support Agreement also outlines certain restrictions on our ability to issue any dividends, rights, options or warrants to all or substantially all of our stockholders during the term of the agreement unless the economic equivalent is provided to the holders of Exchangeable Shares. The Support Agreement is governed by the laws of the Province of Ontario.

Description of Business

Company Overview

We are a leading-edge medical technology company focused on solutions that enable biometric data monitoring. Our aim is to deliver innovative, remote monitoring technologies to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We service the diagnostic side of remote patient monitoring by applying innovation within their existing business models, where physician reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We are first focusing on a segment of the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT.

To date, we have developed our Bioflux MCT technology which is comprised of a monitoring device and software component, verified our business model, and built strategic partnerships to accelerate our market strategy and growth. We started commercial sale, through a limited market release, of our technology to customers in April 2018.

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

Market Overview

Chronic diseases are the number one burden on the healthcare system, driving up costs year over year. Lifestyle related illnesses such as obesity and hypertension are the top contributing factors of chronic conditions including diabetes and heart disease. Government and healthcare organizations are focused on driving costs down by shifting to evidence-based healthcare where individuals, especially those suffering from chronic illnesses, engage in self-management. This has led to growth in the connected health market, which is projected to reach $150 billion by 2024 at a compound annual growth rate (CAGR) of 30%1. Remote patient monitoring (RPM), one of the key areas of focus for self-management and evidence-based practice, is projected to reach $31.3 billion by 20232. Currently, more than seven million patients benefit from remote monitoring and the use of connected medical devices3, and nearly 1,800 hospitals4 in the US are using mobile applications to improve risk management and care quality.

The number one cost to the healthcare system is cardiovascular disease , estimated to be responsible for 1 in every 6 healthcare dollars spent in the US5. Since cardiovascular disease is the number one cause of death worldwide, early detection, diagnosis, and management of chronic cardiac conditions are necessary to relieve the increasing burden on the healthcare infrastructure. Diagnostic tests such as ECGs are used to detect, diagnose and track certain types of cardiovascular conditions. We believe that the rise of lifestyle related illnesses associated with heart disease has created a need to develop cost-effective diagnostic mechanisms to fill a hole in the current ECG market.

The global ECG market is growing at a CAGR of 5.6%6. The factors driving this market include an aging population, an increase in chronic diseases related to lifestyle choices, improved technology in diagnostic ECG devices, and high growth rates of ECG device sales. As of 2015, the United States accounted for approximately 27% of the global ECG market7 and is comprised of three major segments: resting (non-stress) ECG systems, stress ECG systems, and holter monitoring systems.

In the US, MCT tests are primarily conducted through outsourced Independent Diagnostic Testing Facilities (IDTFs) that are reimbursed at an estimated average rate of approximately $850 per diagnostic test, based on pricing information provided by the Centers for Medicare & Medicaid Services, a part of the U.S. Department of Health and Human Services, and weighted towards the largest markets of New York, California, Texas and Florida. Reimbursement rates can be lower in smaller markets, although the national average is $801. Further, we believe private insurers provide for similar or better reimbursement rates.

We launched a limited market release of our MCT diagnostic device and software solution in April 2018. In April 2019, we expanded our sales efforts to 11 key states, with intention to expand further and compete in the broader US market using an insourcing business model. This business model is applicable to a large portion of the total available market, which can include hospitals, physicians’ offices and other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state of the art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

Our vision is to revolutionize the MCT market by providing a convenient, cost-effective, integrated MCT solution, inclusive of both software and hardware for physician providers and their patients. The solution is designed as a platform to encompass multiple segments of the remote monitoring market, and the future growth of that market.

Market Opportunity

ECGs are a key diagnostic test utilized in the diagnosis of cardiovascular disease, the number one cause of death worldwide. The global ECG market is growing at a CAGR of 5.6%, and, assuming the U.S. continues to hold approximately 27% of the global market (based on 2017 statistics), approximately $1.8 billion would be attributed to the US ECG market1,2. In the US in 2016, statistics show that there were 121.5 million adults3 living with cardiovascular disease, whereas28.2 million adults4 had been diagnosed with the disease. The increasing market size is attributed to an aging population and an influx in chronic diseases related to lifestyle choices.

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

We believe that Holter and Event Loop solutions compromise patient safety because they lack the ability to alert the patient in the event of an emergency. With Holter and Event Loop monitoring, ECG data is not uploaded or transmitted in real-time. Comparatively, if the patient were monitored through an MCT device with real-time ECG data transfer and cellular network access, then in the event of cardiac distress, the monitoring center would immediately send communication to the patient’s physician.

In order to properly administer the MCT test, a healthcare provider must have access to three essential components:

1.	The MCT device;

2.	An ECG reporting software that is capable of reading the data recorded from the device; and

3.	A monitoring center that collects the ECG data and responds to the patient in case of an alarm detection.

In addition, we believe that there is a shortage in the number of MCT solutions available, as the current MCT diagnostic providers essentially control all of the current MCT devices and software. Since MCT requires an FDA-cleared device (meaning for our purposes that it can be used to review medical ECG data from ECG devices), FDA-cleared ECG reporting software, and remote monitoring capabilities, very few companies have attempted to create an all-encompassing solution due to regulatory and development timelines. We believe that there are currently only 5 MCT solutions within the market. Some of these solutions are sold to the market through solutions providers that have not developed and do not manufacture their own device.

Of the five MCT systems currently available in the market, three are owned by solution providers (IDTFs) who employ an outsourcing business model, and we believe are unwilling to sell to physicians. The other two MCT providers we believe are willing to sell their solution at prohibitively high prices for devices plus upfront software costs and a per test fee for monitoring. One of these MCT devices does not have scalable software; and the other lacks monitoring software, requiring a customer to acquire third party software and incur integration expenses. In these two scenarios, the physician would have to incur upfront costs that would take time to recoup before profits are realized.

The limited number of competitors makes this an attractive market for new entrants. However, entry into the market requires a hardware device coupled with ECG software and access to a monitoring center. Two of the five MCT players have done so by building their own monitoring infrastructure, developing their own ECG software and utilizing TZ Medical’s MCT device. However, this is capital intensive and we believe cost prohibitive for most hospitals and clinics. These barriers are in our opinion among the key reasons as to why Holter and Event Loop have maintained a significant portion of the US event monitoring market.

The Bioflux MCT solution and business model attempts to address these complications with its complete, turn-key solution, which consists of all three essential components: an easy-to-wear GSM-enabled cardiac monitoring device, ECG reporting software, and facilitation of physician-based monitoring that may utilize outsourced data screening. Bioflux employs an insourced business model, whereby our Bioflux device is sold to physicians; they own the device, and then use our back office technology to monitor their patient and supervise the cardiac study as they perform and read their patient’s ECG; we earn technology service fees as physicians use our back office software solution. Our revenue model relies on increased market penetration through the sale of devices and the use of our back office software to service the needs of the physician. The physician, in turn, earns reimbursement as the practitioner who supervises and provides the cardiac study, obtains diagnostic data and makes treatment decisions.

Our Bioflux MCT solution is comprised of a uniquely designed monitoring device and an ECG reporting software component. We believe the Bioflux solution will:

●	provide a revenue model for physicians that fits within the established insurance billing practices, with recurring reimbursements to doctors, hospitals and IDTF, since the device can be washed and used multiple times on multiple patients requiring an MCT study;

●	provide built-in cellular connectivity, enabling immediate alert to user in the event of an emergency;

●	provide motion tracking to detect exercise, activity, and disorientation; and

●	incorporate technology that is future-ready, in that its form and function enables opportunities to develop and use technologies adjacent to the MCT market.

Following Bioflux, we intend to introduce medical-grade monitoring into the consumer market via our proposed Biolife solution, which we are designing to improve healthcare with technology that aids chronic disease prevention. Biolife is expected to be designed to empower individuals by creating a compliance optimized user experience that combines ECG data and social media interactivity with a lifestyle log. Design and development is already underway, and we are expecting to launch Biolife towards the latter part of 2020.

Market Strategy

The Bioflux MCT device is expected to be deployed into physicians’ offices, clinics, hospitals, and IDTFs. For the prescribing physician, the MCT diagnostic read is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for an MCT diagnostic read are currently available under the American Medical Association Current Procedural Terminal, with a current average reimbursement rate of $850 per read (a read is between 1 and 30 days long).

We believe that Bioflux’s revenue model, which is similar to other technology software as a service models is a significant and disruptive departure from the pricing and reimbursement strategies of the five existing competitors in the MCT market, which apply a closed-garden model to MCT diagnostics, where the entire procedure and reimbursement is restricted to an outsourced model; the MCT solutions provider takes over the clinical responsibilities and earns the reimbursement and pays the physician a small administrative stipend. Bioflux’s revenue and insourced business model entail differentiators that are expected to create barriers to entry for other competitors seeking to emulate our strategy.

On October 18, 2016, we announced that we have received a 510(k) clearance from the U.S. Food and Drug Administration for the software component of our Bioflux solution. On completion of required testing and submission of results, on December 18, 2017 we announced that we received our second 510(k) clearance for our Bioflux device, thereby achieving the final FDA requirement needed for Biotricity to bring Bioflux to the U.S. market. We began to roll-out our first devices to cardiologists, physicians, research scientists and other opinion leaders. On April 6, 2018, we deployed our new Bioflux remote monitoring device to its first customer – a reputed medical practice specializing in diagnosing, treating, managing, and researching diseases and disorders of the heart and vascular system. In 2019, we have begun to strategically target segments of our addressable marke of approximately 2,213 physician offices (approximately 1% of all physician offices in the U.S.), 58 hospitals (approximately 1% of all hospitals in the U.S.), and 30 IDTFs (an estimated 1% of all IDTFs in the U.S.).

Product and Technology

Bioflux is an advanced, integrated ECG device and software solution for the MCT market. The Bioflux device is comprised of a wet electrode and worn on a belt clip around the waist. The Bioflux ECG reporting software will allow doctors and labs to view a patient’s ECG data for monitoring and diagnostic purposes. Both the device and software are in accordance with MCT billing code standards, compliant with arrhythmia devices and alarms as defined by the FDA, and require 510(k) clearance, which has been obtained.

The Bioflux device has been developed, among other things, with the following features:

●	GSM mobile chip for global cellular network compatibility;

●	Touch-screen LCD viewer; and

●	Extended battery pack for an additional 48 hours of battery life.

The Bioflux platform has a built-in cellular chipset and a real-time embedded operating system which allows for our technology to be utilized as an Internet of Things (IoT) platform. This technology can be leveraged into other applications and industries by utilizing the platform and OS side of Bioflux.

Future Markets

In the next few years, we intend to expand use of our technology platform with medical-grade solutions for the monitoring of blood pressure, diabetes, sleep apnea, chronic pain, as well as fetal monitoring, and other adjacent healthcare and lifestyle markets.

Preventative Care. It is widely reported that chronic illnesses related to lifestyle diseases are on the rise, resulting in increased healthcare costs. This has caused a major shift in the US healthcare market, emphasizing a need for evidence-based healthcare system focused on overall health outcomes. Patient compliance is a critical component in driving improved health outcomes, where the patient adheres to and implements their physician’s recommendation. Unfortunately, poor patient compliance is one of the most pressing issues in the healthcare market. One of the key contributing factors to this is the lack of a feedback mechanism to measure improvement and knowledge. Studies show that poor patient compliance costs the US healthcare system $100 to $289 billion annually1, representing 3% to 10% of total US healthcare costs2. Studies have proven that regular monitoring of chronic care conditions improves patient outcomes in the form of lower morbidity rates and reduce the financial burden on the healthcare system by empowering preventative care. The Company has developed a technology that will support medical practitioners as they gather data and regularly monitor and treat patients with two or more of the top ten chronic care conditions that plague individuals. We expect that Biolife, our planned second product, will be focused on filling this need by developing a clinically relevant, preventative care and disease management solution for the consumer. A key underlying component of Biolife is expected to be the ability to measure patient improvements—with clinical accuracy—which will drive feedback and eventual patient compliance. This approach is implemented in our development process by focusing on a disease/chronic illness profile, as opposed to a customer profile. We are focused on cardiovascular disease for its first preventative care solution since Bioflux is aimed at the same health segment. This will enable us to leverage the knowledge and expertise gained with Bioflux and apply it to Biolife.

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

We are currently prepared to enter future markets for users that are interested in:

●	Self-management of cardiovascular disease and other related chronic diseases;

●	Users seeking lifestyle and wellness applications for remote ECG monitoring; and

●	Users seeking a predictive and prognostic solution using ECG (known as Heart Rate Variability).

Adjacent Chronic Healthcare Markets and Prenatal Care. In the next few years, we intend to expand our reach with medical-grade solutions for diabetes, sleep apnea, fetal monitoring, and other adjacent healthcare and lifestyle markets.

Bionatal is a proposed solution for monitoring the fetus’ health by remote cardiac monitoring. In the US, there were approximately 24,073 fetal deaths at 20 or more weeks gestation in 20123. The rise of older mothers and mothers with chronic conditions have driven high-risk pregnancies to a new high; high-risk complications now occur in 6 to 8 percent of all pregnancies4.

Holter and Event Monitoring. The Holter and Event Loop monitors are significantly simplified versions of an MCT device without a cellular connectivity solution. Holter and Event Loop monitors require data to be downloaded manually, for test periods of 24 hours to 30 days. The Bioflux MCT device software has been adjusted to be able to be used as a Holter or an Event loop monitor, which has already opened up the Holter and Event Loop monitor markets, by combining with Bioflux’s global cellular chipset to become a 3 in 1 device that is applicable to the global event monitoring market. However, the Company is also developing new technology that is applicable to this space. , which will continue to adhere to the Company’s revenue modelof deriving its main sources of income from technology fees.

Competition

The medical technology equipment industry is characterized by strong competition and rapid technological change. There are a number of companies developing technologies that are competitive to our existing and proposed products, many of them, when compared to our Company, having significantly longer operational history and greater financial and other resources.

Within the US event monitoring systems market, we are aware of six main competitors in the MCT product segment. These competitors have increased market presence and distribution primarily by working through existing IDTFs. The existing competitors have maintained a competitive advantage within the market by controlling the distribution of all available MCT devices and software solutions. Our primary competitors in the MCT market are:

● Biotelemetry (formerly CardioNet). We believe that CardioNet, LLC, a subsidiary of BioTelemetry, Inc. (NASDAQ:BEAT), has the largest network of IDTFs within the MCT market. CardioNet is considered a complete solution provider as it produces and distributes its own MCT device, software solution, and MCT monitoring centers. The company acquired its MCT device through the acquisition of a MCT manufacturer, Braemar. Upon acquisition of Braemar, CardioNet offered limited support to other clients utilizing Braemar’s technology. This resulted in CardioNet increasing the use of its device and software solution, enabling wide market penetration. We believe that CardioNet’s business model is focused on providing the MCT diagnostic service, as opposed to selling MCT solutions to other IDTFs or service providers, which enables a perpetual per-read fee as opposed to one time device or software sales. Equity research analysts categorize CardioNet as a clinical health provider, because of its business model, rather than as a medical device company. As such, we believe that CardioNet’s market cap is limited by the low multiples associated with that type of business, and, as a clinical health provider, CardioNet has significant overhead and fixed costs associated with monitoring centers and health professionals.

● LifeWatch AG (Acquired by Biotelemtry). LifeWatchAG (SIX Swiss Exchange:LIFE) is a public company with primary operations in Switzerland, the United States and Israel. LifeWatch operates a large network of IDTFs. LifeWatch is smaller relative to CardioNet, yet we believe it follows the same business model. To this end, LifeWatch has developed its own MCT device and software solution, as well as established MCT monitoring centers.

● Preventice (formerly eCardio.) eCardio is a private company, based in Houston, Texas. eCardio’s device is manufactured by a third party medical device company, TZ Medical. eCardio has integrated TZ Medical’s device with its software solution to create a complete MCT solution. Similar to LifeWatch and CardioNet, we believe eCardio follows the same business model of offering the MCT service and acting as a clinical health provider.

● Linecare. Linecare is a private company, based in Clearwater, Florida. We believe that Linecare’s main focus is respiratory care, but it also has franchises in diagnostic care, including the MCT product segment of the ECG monitoring market. Linecare has followed a similar approach as eCardio, where they have integrated TZ Medical’s device into their software solution to offer a complete MCT service. Similarly, it acts as a clinical health provider and offers its MCT service as an outsourced offering to the physician.

● ScottCare. ScottCare is a private company in the US and a subsidiary of Scott Fetzer Company, a division of Berkshire Hathaway. ScottCare provides equipment for cardiovascular clinics and diagnostic technicians. ScottCare has built its own MCT device and software solution. Unlike the others, ScottCare offers its solution in an insourced model, where the physician has the opportunity to bill. This model requires the physician to purchase a minimum number of devices at an approximate average cost of $2,000 and their software at a cost of $25,000 to $40,000. After this initial upfront cost, ScottCare charges an additional per test fee for monitoring. We believe the above model creates a long return on investment for the physician. In our opinion, this has resulted in little market penetration for ScottCare as compared to the others.

● Infobionic. Infobionic is a private company located in Waltham, Massachusetts. It follows a leasing model where it leases it’s technology at a fixed monthly rate, whether technology is used or not. They have a complete solution, comprised of a device and software. We believe that they have a good model that will enable them to be competitive in the market. In our opinion, there is room for both Biotricity and Infobionic within the marketplace, though we believe that our solution is superior in two ways. Firstly, our device has a screen which allows better patient feedback and improved patient hookup at the clinic. Secondly, our business model is based on usage. The physician is charged a technology fee when the technology is used. If it is not used, there is no charge. This makes it attractive compared to Infobionic’s model where the physician is charged even if the technology is not used.

In addition, we note that:

● Medtronic. Medtronic is a major medical device conglomerate. It has an MCT solution by the name of SEEQ that was added to their portfolio through the acquisition of Corventis. We have seen no significant activity or usage with SEEQ in our market analysis. We also note that SEEQ is a patch based MCT solution that only collects data on 1 lead. As such, it has strong competition from 3 lead systems which are the standard for MCT. In early 2018, Medtronic withdrew SEEQ from the marketplace. We do not view Medtronic as a primary competitor, but, given the size and reach of Medtronic, they are an organization that we must continuously watch and be aware of.

● TZ Medical. TZ Medical is a medical device company that focuses on manufacturing a variety of medical devices. We do not consider TZ Medical to be a direct competitor as they produce an MCT device that is available for purchase, sold to competitors such as to eCardio, described above. However, we do not believe that TZ Medical has a software solution, requiring any new entrant to either acquire or build out a software solution and then integrate that with the TZ Medical device. This creates a requirement for a large upfront capital investment. As a result, we believe this approach only works for organizations looking to become MCT solution providers with the same business model as the others.

We believe that our Bioflux MCT solution will successfully compete because:

●	it is designed as a platform to encompass all segments of the event monitoring market;

●	of the insourcing business model which we believe is applicable to a significantly larger portion of the total available market and enable more efficient strategic penetration and distribution; and

●	for the other reasons described earlier under “–Market Opportunity.”

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

We incurred research and development costs of $1,282,746 for the fiscal year ended March 31, 2019 and $1,762,561 for the fiscal year ended March 31, 2018.

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

U.S. Regulation

The FDA governs the following activities that Biotricity performs, will perform, upon the clearance or approval of its product candidates, or that are performed on its behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

●	product design, and development;

●	product safety, testing, labeling and storage;

●	record keeping procedures; and

●	product marketing.

There are numerous FDA regulatory requirements governing the approval or clearance and subsequent commercial marketing of Biotricity’s products. These include:

●	the timely submission of product listing and establishment registration information, along with associated establishment user fees;

●	continued compliance with the Quality System Regulation, or QSR, which require specification developers and manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

●	clearance or approval of product modifications that could significantly affect the safety or effectiveness of the device or that would constitute a major change in intended use;

●	Medical Device Reporting regulations (MDR), which require that manufacturers keep detailed records of investigations or complaints against their devices and to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

●	adequate use of the Corrective and Preventive Actions process to identify and correct or prevent significant systemic failures of products or processes or in trends which suggest same;

●	post-approval restrictions or conditions, including post-approval study commitments;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

●	notices of correction or removal and recall regulations.

Unless an exemption applied, before Biotricity can commercially distribute medical devices in the United States, it had to obtain, depending on the classification of the device, either prior 510(k) clearance, 510(k) de-novo clearance or premarket approval (PMA), from the FDA. The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

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

The custom software and hardware of our products are classified as Class II. Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process. As part of the 510(k) or 510(k) de-novo notification process, the FDA may have required the following:

●	Development of comprehensive product description and indications for use.

●	Completion of extensive preclinical tests and preclinical animal studies, performed in accordance with the FDA’s Good Laboratory Practice (GLP) regulations.

●	Comprehensive review of predicate devices and development of data supporting the new product’s substantial equivalence to one or more predicate devices.

●	If appropriate and required, certain types of clinical trials (IDE submission and approval may be required for conducting a clinical trial in the US).

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

Employees

We currently have 18 full-time employees and approximately 20 consultants who are based in our offices located in Silicon Valley, California and Toronto, Canada. These employees oversee day-to-day operations of the Company and, with the consultants, support management, engineering, manufacturing, and administration. We have no unionized employees.

Subject to funding constraints, in 2019 and 2020, we currently plan to hire 20 to 25 additional full-time employees within the next 12 months, whose principal responsibilities will be the support of our sales, marketing, research and development, and clinical development activities.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2019, we had an accumulated deficit of $35,039,495.

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

Our business is dependent upon physicians utilizing our solution when prescribing cardiac monitoring; if we fail to continue to be successful in convincing physicians in utilizing our solution, our revenue could fail to grow and could decrease.

The success of our cardiac monitoring business is dependent upon physicians utilizing our solution when prescribing cardiac monitoring to their patients. The utilization of our solution by physicians for use in the prescription of cardiac monitoring is directly influenced by a number of factors, including:

●	the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our monitoring solutions;

●	continuing to establish ourselves as an arrhythmia monitoring technology company;

●	our ability to educate physicians regarding the benefits of MCT over alternative diagnostic monitoring solutions;

●	our demonstrating that our proposed products are reliable and supported by us in the field;

●	supplying and servicing sufficient quantities of products directly or through marketing alliances; and

●	pricing our devices and technology service fees in a medical device industry that is becoming increasingly price sensitive.

If we are unable to drive physician utilization, revenue from the provision of our arrhythmia monitoring solutions could fail to grow or even potentially decrease.

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

Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our Bioflux device is a Class II medical device and we believe our planned products will also be Class II medical devices. Class II devices are subject to additional controls, including full applicability of the Quality System Regulations, and requirements for 510(k) pre-market notification.

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

The ability of physicians and other providers to successfully utilize our cardiac monitoring solution and successfully allow payors to reimburse for the physicians’ technical and professional fees is critical to our business because physicians and their patients will select arrhythmia monitoring solutions other than ours in the event that payors refuse to adequately reimburse our technical fees and physicians’ professional fees.

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

Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be “experimental and investigational.” Commercial payors typically label medical devices or services as “experimental and investigational” until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial.

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

We will require additional funds to further develop our business plan. Based on our current operating plans, we plan to use $7 million in capital to fund our planned operations and sales efforts necessary to propel the commercialization of Bioflux into broader markets. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient planned revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for the development completion and introduction of our other planned products and technologies. Any such financing that we undertake will likely be dilutive to current stockholders.

We intend to continue to make investments to support our business growth, including patent or other intellectual property asset creation. In addition, we may also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek to raise additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

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

Our business plan includes the marketing and sale of our proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

●	Macroeconomic conditions adversely affecting geographies where we intend to do business;

●	Foreign currency exchange rates;

●	Political or social unrest or economic instability in a specific country or region;

●	Higher costs of doing business in foreign countries;

●	Infringement claims on foreign patents, copyrights or trademark rights;

●	Difficulties in staffing and managing operations across disparate geographic areas;

●	Difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

●	Trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

●	Adverse tax consequences;

●	Unexpected changes in legal and regulatory requirements;

●	Military conflict, terrorist activities, natural disasters and medical epidemics; and

●	Our ability to recruit and retain channel partners in foreign jurisdictions.

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

The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical experiences and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market’s view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be completed in a timely or cost-effective manner or result in a commercially viable product. Failure to successfully complete these trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent clinical analysis. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks.

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

The use and disclosure of certain health care information by health care providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent, and few have been interpreted by government regulators or courts, our interpretations of these laws and regulations may be incorrect. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security. Enforcement of these laws against us could have a material adverse effect on our business, financial condition and results of operations.

We may become subject, directly or indirectly, to federal and state health care fraud and abuse laws and regulations and if we are unable to fully comply with such laws, the Company could face substantial penalties.

Although not affected at this time, our operations may in the future become directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs’ Anti-Kickback Statute and the Stark law, which among other things, prohibits a physician from referring Medicare and Medicaid patients to an entity with which the physician has a financial relationship, subject to certain exceptions. If our future operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and results of operations could be adversely affected.

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

We do not currently have an active or visible trading market. We cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

● Investors may have difficulty buying and selling or obtaining market quotations;

● Market visibility for shares of our common stock may be limited; and

● A lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our Common Stock.

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

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

● Our ability to successfully bring any of our proposed or planned products to market;

● Actual or anticipated fluctuations in our quarterly or annual operating results;

● Changes in financial or operational estimates or projections;

● Conditions in markets generally;

● Changes in the economic performance or market valuations of companies similar to ours;

● Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

● Our intellectual property position; and

● General economic or political conditions in the United States or elsewhere.

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

There may be a significant number of shares of common stock eligible for sale, which could depress the market price of such stock.

We have 31,508,241 outstanding shares as of July 11, 2019, of which 13,480,952 are unrestricted shares of common stock, such that a large number of shares of our common stock could be made available for sale in the public market, which could harm the market price of the stock.

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq beneficially owns approximately 20.56% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

● Make a special written suitability determination for the purchaser;

● Receive the purchaser’s prior written agreement to the transaction;

● Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

● Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

OTC Market securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements are less stringent than those of the stock exchanges such as NASDAQ. Patterns of fraud and abuse include:

● Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

● Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

● “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

● Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

● Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on the OTCQB marketplace under the symbol “BTCY” since February 1, 2016 but did not commence trading until February 18, 2016. Prior to that, our common stock was quoted on the OTCQB marketplace under the symbol “MTSU” but there was no trading activities and no quoted prices. On July 11, 2019 the closing price of our common stock as reported on the OTCQB marketplace was $0.60 per share.

The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
Year Ended March 31, 2019:
Fourth Quarter	$1.70	$0.57
Third Quarter	$2.28	$0.47
Second Quarter	$3.23	$1.24
First Quarter	$4.74	$2.97

Year Ended March 31, 2018:
Fourth Quarter	$8.15	$3.03
Third Quarter	$19.50	$1.90
Second Quarter	$2.80	$1.81
First Quarter	$3.00	$2.30

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Shareholders of Record

As of July 11, 2019, an aggregate of 31,508,241 shares of the Company’s common stock were issued and outstanding and owned by approximately 131 shareholders of record. As of July 11, 2019, 4,313,085 Exchangeable Shares were also issued and outstanding and held by approximately 18 holders of record. The numbers of record holders do not include beneficial owners holding shares through nominee names.

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

Issuance of Securities

During the year ended March 31, 2018, the Company raised capital by issuing (i) convertible notes that then converted into common stock, (ii) units of common stock and warrants sold in a private offering (described in the following paragraphs) and the exercise of warrants previously issued. During the year then ended, pursuant to a private offering of a minimum of $1,000,000, up to a maximum of $8,000,000 (the “Common Share Offering”) that commenced in the prior year, the Company offered accredited investors units (“Units”) at a purchase price of $1.75 per Unit, each consisting of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. During the year ended March 31, 2018, the Company sold to accredited investors a total of 1,282,767 Units, for gross proceeds of $2,244,845 (net proceeds of $1,926,780), prior to closing its private placement offering on or about July 31, 2017. Cash issuance costs of $46,950 were adjusted against additional paid in capital. In connection with this private placement, the Company also issued 21,055 broker warrants and 131,594 warrants to investors (refer to warrant issuances). Cash issuance costs of $320,355 relating to the above private placements have been adjusted against additional paid in capital. In connection with the above private placements and conversion of notes as detailed in Note 5, the Company issued broker warrants and warrants to investors having fair values of $385,635 and $3,183,614, respectively, which were initially classified as derivative liabilities with corresponding debit to additional paid in capital. On raising a total of $3,000,000 in aggregate proceeds from the Common Share Offering, this would qualify that offering as a Qualified Financing that would allow the Company, at its discretion, to convert the principal amount of the Bridge Notes (discussed in Note 5), along with accrued interest thereon, into units of the Common Share Offering. Conversion would be based upon the price that is the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants were further subject to a “most-favored nation” clause in the event the Company, prior to maturity of the notes, consummates a financing that is not a Qualified Financing. Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes, the Company would also pay the Placement Agent up to 8% in cashless broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance. Based on achieving this milestone, on May 31, 2017, the Company converted Bridge Notes with the aggregate principal amount of $2,455,000 plus accrued interest thereon, into a further 1,823,020 Units of its Common Share Offering (each of which corresponded to one share and half of one warrant). During the year ended March 31, 2018, the Company completed a registered offering, which raised net proceeds of $2,520,561 through the issuance of 450,164 common shares. During the year ended March 31, 2018, the Company issued an aggregate of 527,941 common stock and has recognized its obligation to issue a further 20,250 shares of common stock (see paragraph d, below), to various consultants. The fair value of these shares amounted to $1,908,481 were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with a corresponding credit to additional paid-in-capital. During the year ended March 31, 2018, the Company also issued an aggregate of 252,798 shares of its common stock upon exercise of warrants and received $428,311 of exercise cash proceeds. In addition, during this year, the Company issued 58,795 shares of common stock to brokers who opted to perform cashless exercise of their 108,799 warrants. See paragraph e, below.

During the year ended March 31, 2019, the Company issued common shares as part of series of closings under a registered offering, which raised gross proceeds of $3,718,010 through the issuance of 2,635,353 common shares; issuance costs of $80,000 were incurred pursuant to this offering. During the year ended March 31, 2019, the Company also issued an aggregate of 641,329 common stock and has recognized its obligation to issue a further 41,835 shares of common stock (see paragraph d, below), to various consultants. The fair value of these shares amounted to $1,145,455 were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common stock, shares to be issued, and additional paid-in-capital, respectively. During the year ended March 31, 2019, the Company also issued an aggregate of 227,428 shares of its common stock upon exercise of employee stock options and warrants; it received $50,835 of exercise cash proceeds.

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

Shown below is information as of March 31, 2019 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,418,019	$3.1038	1,099,177

Equity compensation plans not approved by security holders (2)

Directors, Officers and Employees Stock Option Plan (3)	-	-	-

Warrants granted to Directors and Officers (4)	388,806	1.99	-
Broker Warrants	321,314	1.7985	-
Consultant Warrants (4)	788,351	2.783	-
Total	5,916,490		1,099,177

(1)	Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 2,499,998 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement at an exercise price of $2.20, as well as a further grant to Mr. Al-Siddiq of 1,300,000 options in January 2018. During the year ended March 31, 2019, 75,521 of options to purchase common stock, at an exercise price of $2.00, were granted to non-executive Directors of the Company.

(2)	At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s existing equity compensation plan was exchanged for approximately 1.197 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 1.197 shares of common stock with a corresponding adjustment to the exercise price. Does not include options granted to Mr. Al-Siddiq discussed in (1) above.

(3)	On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, there were 137,500 outstanding options at an exercise price of $.0001 under this plan. These options represented the right to purchase 164,590 shares of the Company’s common stock using the ratio of 1.1969:1. All of these options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

(4)	Consultant Warrants do not include 188,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan, otherwise included in Warrants granted to Directors and Officers. This category relates to individuals not part of the Company’s 2016 Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [UPDATE]

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2019 and should be read in conjunction with our financial statements and related notes of the Company as of and for the fiscal years ended March 31, 2019 and 2018 contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Company Overview

We are a healthcare technology company committed to the development of software and hardware solutions to help the management of chronic health issues. Our first product is a turnkey, wearable medical cardiac solution that provides physicians the ability to monitor patients remotely. We are also developing other remote patient monitoring solutions for physicians and public consumers. To achieve this, we are dedicated to continuing our research and development programs, honing our medical-device expertise, increasing our deep knowledge of biometrics, developing both software and hardware components and nurturing a cohesive medical network.

Critical Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on April 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by applying the core principles – 1) identify the contract with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to performance obligations in the contract, and 5) recognize revenue as performance obligations are satisfied.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2019 and 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes, and accounts payable and accrued liabilities. The Company’s cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 2, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

On April 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

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

On April 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited interim condensed consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although the Company has not yet quantified the impact that the adoption of this pronouncement will have on the consolidated financial position and/or results of operations, however, the management has begun a process to identify a complete population of the leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Results of Operations

The fiscal year ended March 31, 2019 was the first year of commercialization of the Bioflux MCT device, which was launched in April 2018, after receiving its second and final required FDA clearance in December 2017. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales. We then commenced a limited market release of our product by identifying potential anchor clients who could be early adopters of our technology. We physically located our sales persons at those medical offices to ensure successful launch of our services and the implementation of proper workflow. During the first year of this limited market release, by March 31, 2019, we sold approximately 300 devices, which were used to perform MCT studies on patents, such that the Company earned combined device sales and technology fee income totally $398,200. Based on our success, in April 2019, we decided to expand sales of the product beyond limited release by doubling the size of our salesforce and our geographic footprint to 11 US states, and the sales pipeline of our product has begun to grow. During the year ended March 31, 2019, Biotricity incurred a net loss of $8.9 million (loss per share of 26.8 cents), such that from its inception in 2009 to this date, the Company has generated an accumulated deficit of $35,039,495. During the period of initial commercialization of the Bioflux, we devoted, and expect to continue to devote, significant resources in the areas of capital expenditures and research and development costs. We also expect to incur additional operating losses, we build the infrastructure required to support higher sales volume.

For the Fiscal Year Ended March 31, 2019 Compared to the Fiscal Year Ended March 31, 2018

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2019 were $8,741,601 compared to $7,723,734 for the fiscal year ended March 31, 2018, as further described below.

General and administrative expenses

Our general and administrative expenses increased for the fiscal year ended March 31, 2019 by 1,497,682 to 7,458,855, compared to $5,961,173 during the fiscal year ended March 31, 2018. The increase was primarily due to the cost of installing a sales force, as well as increased the other increases in payroll and compensation-related cost associated with building an engineering division that is less reliant on contract consultants, in addition to professional fees and product marketing and promotion incurred as part of the launch of our first product.

Research and development expenses

During the fiscal year ended March 31, 2019, we incurred research and development expenses of $1,282,746 compared to $1,762,561, incurred in the fiscal year ended March 31, 2018. The higher prior period amount reflects the increased activity associated with completing our FDA approval process, and preparation of Bioflux for commercialization during that period. The research and development of new products and engineering future product enhancements continues and has grown during the year ended March 31, 2019.

Accretion expense

During the fiscal year ended March 31, 2019, we incurred no accretion expense, compared to $879,416 incurred in the comparable prior period; this resulted from the Company’s adoption of ASU 2017-11 during the year ended March 31, 2018.

Change in fair value of derivative liabilities

During the year ended March 31, 2019, the Company’s adoption of ASU 2017-11 resulted in no change in fair value of derivative liabilities being recognized post-adoption.

Net Loss

As a result of the foregoing, the net loss for the fiscal year ended March 31, 2019 was $8,592,065 compared to a net loss of $8,623,738 during the fiscal year ended March 31, 2018.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2019 was a loss of $111,834 as compared to a loss of $229,745, for the fiscal year ended March 31, 2018. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

The Company is in commercialization mode, while continuing to pursue the development of its next generation MCT product as well as new products that are being developed.

We generally require cash to:

●	purchase devices that will be placed in the field for pilot projects and to produce revenue,

●	launch sales initiatives,

●	fund our operations and working capital requirements,

●	develop and execute our product development and market introduction plans,

●	fund research and development efforts, and

●	pay any expense obligations as they come due.

As a result of its pre-revenue operations, the Company has incurred recurring losses from operations, and as at March 31, 2019, has an accumulated deficit of $35,039,495, Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. To do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

During the year ended March 31, 2018, the Company raised capital by issuing (i) convertible notes that then converted into common stock, (ii) units of common stock and warrants sold in a private offering (described in the following paragraphs) and the exercise of warrants previously issued. During the year then ended, pursuant to a private offering of a minimum of $1,000,000, up to a maximum of $8,000,000 (the “Common Share Offering”) that commenced in the prior year, the Company offered accredited investors units (“Units”) at a purchase price of $1.75 per Unit, each consisting of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share. During the year ended March 31, 2018, the Company sold to accredited investors a total of 1,282,767 Units, for gross proceeds of $2,244,845 (net proceeds of $1,926,780), prior to closing its private placement offering on or about July 31, 2017. Cash issuance costs of $46,950 were adjusted against additional paid in capital. In connection with this private placement, the Company also issued 21,055 broker warrants and 131,594 warrants to investors (refer to warrant issuances). Cash issuance costs of $320,355 relating to the above private placements have been adjusted against additional paid in capital. In connection with the above private placements and conversion of notes as detailed in Note 5, the Company issued broker warrants and warrants to investors having fair values of $385,635 and $3,183,614, respectively, which were initially classified as derivative liabilities with corresponding debit to additional paid in capital. On raising a total of $3,000,000 in aggregate proceeds from the Common Share Offering, this would qualify that offering as a Qualified Financing that would allow the Company, at its discretion, to convert the principal amount of the Bridge Notes (discussed in Note 5), along with accrued interest thereon, into units of the Common Share Offering. Conversion would be based upon the price that is the lesser of: (i) $1.60 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.20 by (y) the actual price per New Round Stock in the Qualified Financing. The notes and the warrants were further subject to a “most-favored nation” clause in the event the Company, prior to maturity of the notes, consummates a financing that is not a Qualified Financing. Upon completion of a Qualified Financing, in connection with the conversion of the Bridge Notes, the Company would also pay the Placement Agent up to 8% in cashless broker warrants with an exercise price of $3.00 and an expiry date of two years from the date of issuance. Based on achieving this milestone, on May 31, 2017, the Company converted Bridge Notes with the aggregate principal amount of $2,455,000 plus accrued interest thereon, into a further 1,823,020 Units of its Common Share Offering (each of which corresponded to one share and half of one warrant). During the year ended March 31, 2018, the Company completed a registered offering, which raised net proceeds of $2,520,561 million through the issuance of 450,164 common shares. During the year ended March 31, 2018, the Company issued an aggregate of 527,941 common stock and has recognized its obligation to issue a further 20,250 shares of common stock (see paragraph d, below), to various consultants. The fair value of these shares amounted to $1,908,481 were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with a corresponding credit to additional paid-in-capital. During the year ended March 31, 2018, the Company also issued an aggregate of 252,798 shares of its common stock upon exercise of warrants and received $428,311 of exercise cash proceeds. In addition, during this year, the Company issued 58,795 shares of common stock to brokers who opted to perform cashless exercise of their 108,799 warrants.

During the year ended March 31, 2019, the Company issued common shares as part of series of closings under a registered offering, which raised net proceeds of $3,638,010 through the issuance of 2,635,353 common shares. During the year ended March 31, 2019, the Company also issued an aggregate of 641,329 common stock and has recognized its obligation to issue a further 41,835 shares of common stock to various consultants. The fair value of these shares amounted to $1,145,455 were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common stock, shares to be issued, and additional paid-in-capital, respectively. During the year ended March 31, 2019, the Company also issued an aggregate of 227,428 shares of its common stock upon exercise of employee stock options warrants; it received $50,835 of exercise cash proceeds.

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife products. Based on our current operating plans, we will require approximately $4 million ($7 million in order to accelerate commercialization) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux in its next generation, in addition to including marketing, sales, regulatory and clinical costs to better introduce the product into the market place. We expect to require an additional approximately $4 million to also complete the development of our Biolife product and increase penetration in new and existing markets and expand our intellectual property platform, which we anticipate would lead to profitability. Since it is impossible to predict with certainty the timing and amount of funds required to launch the Bioflux and Biolife product in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. In order to assist with these goals, the Company has entered into an arrangement with a private equity firm, that allows it to have use of a committed facility that allows it to raise up to $25 million in additional capital, at its discretion, but subject to certain conditions set forth in the purchase agreement for the equity facility including there being an effective registration statement registering the shares of common stock issuable under the equity purchase facility),

Based on the above facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of this Annual Report on Form 10-K. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2019, we used cash in operating activities of $5,220,847 compared to $4,874,535 for the fiscal year ended March 31, 2018. For each of the fiscal years ended March 31, 2019 and March 31, 2018, the cash in operating activities was primarily due to research, product development, business development, marketing and operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,556,544 for the fiscal year ended March 31, 2019, compared $5,289,281 for the fiscal year ended March 31, 2018. For the fiscal year ended March 31, 2018, the cash provided by financing activities was primarily due to the issuance of common shares and promissory notes.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the fiscal years ended March 31, 2019 and March 31, 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, based on the assessment and control of disclosure decisions currently performed by a small team. The Company plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of March 31, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	33	President, Chief Executive Officer and Chairman of the Board of Directors
Dr. Norman M. Betts	63	Director
David A. Rosa	53	Director
John Ayanoglou	53	Chief Financial Officer

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

Dr. Norman M. Betts: Director. Dr. Betts has been a director of the Company since April 27, 2016. He is an associate professor, Faculty of Business Administration, University of New Brunswick and a Chartered Accountant Fellow. Dr. Betts serves as a director of Tanzanian Royalty Exploration Corporation, a mineral resource company with exploration stage properties, the common shares of which are listed on the Toronto Stock Exchange under the symbol “TNX” and on the NYSE MKT LLC under the symbol “TRX.” He is also Lead Independent Director of the Board of Adex Mining Inc. (TSX-V:ADE), a Canada-based mining company; and 49 North Resources Inc. (TSXV: FNR), a Saskatchewan focused resource investment company. Dr. Betts is also a former member of the Board of Directors of the Bank of Canada. Additionally, Dr. Betts was a member of the New Brunswick Legislative Assembly from 1993 to 2003 and held three different cabinet posts, including Minister of Finance from 1999 to 2001. He was awarded a PhD in Management from the School of Business at Queen’s University in 1992.

We believe Dr. Betts is qualified to serve as a director due to his extensive accounting, financial management and board of director and governance experience.

Patricia Kennedy: Director. Patricia has spent over 25 years in a variety of global sales and distribution positions in the medical device industry, focusing on the specifically in the field of Electrophysiology. In 2015, she founded and is currently the Managing Director of PJM Medical Consultants, supporting medical device companies entering the international market with market entry and product commercialization strategies. From 2008 to 2015, Pat served as VP – International and General Manager for Atricure, Inc. She achieved significant sales, market development, and clinical science milestones while defining strategic plans and pursuing technology development and acquisitions. From 2001 to 2008, Pat worked with Stereotaxis, Inc. in numerous executive positions including Worldwide VP – Clinical Services and VP – International Sales and Marketing. Prior to Stereotaxis, Pat worked with EP MedSystems as International Marketing Manager for defibrillation and diagnostic catheters. She began her career in the medical industry at Boston Scientific from 1992 to 1997 while occupying several positions in several positions, including Sales and International Product Manager for EPT. Pat has earned a Bachelor of Science Degree in Marketing from the University of Florida and a Bachelor of Science in Nursing degree from the University of North Florida.

We believe Ms. Kennedy is qualified to serve as a director due to her extensive accounting, financial management, board of director and governance experience.

David Rosa: Director. Mr. Rosa has been a director of the Company since May 3, 2016. He currently also serves as the CEO and President of NeuroOne, a medical technology company, having served in various capacities since October 2016. He was the CEO and President of Sunshine Heart, a publicly-held early-stage medical device company, from October 2009 through November 2015. From 2008 to November 2009, Mr. Rosa served as CEO of Milksmart, a company that specializes in medical devices for animals. From 2004 to 2008, Mr. Rosa served as the Vice President of Global Marketing for Cardiac Surgery and Cardiology at St. Jude Medical. He is a member of the Board of Directors of QXMedical, a Montreal-based medical device company, and other privately-held companies.

We believe Mr. Rosa is qualified to serve as a director due to his senior leadership experience in the medical device industry, and his expertise in market development, clinical affairs, commercialization and public and private financing. as well as his strong technical, strategic and global operating experience.

John Ayanoglou: Chief Financial Officer. Mr. Ayanoglou has served as our Chief Financial Officer since October 27, 2017 and previously served as Chief Financial Officer of four financial services firms, three of which were publicly-listed companies. Mr. Ayanoglou currently serves as a director of Build Capital since October 2017. From October 2011 through October 26, 2017, Mr. Ayanoglou served as Executive Vice President of Build Capital. Prior to this, from May 2008 through September 2011, he served as Chief Financial Officer and Senior Vice President of Equitable Group Inc. (TSX: ETC) and its wholly-owned, OSFI-regulated subsidiary, Equitable Bank, which is Canada’s 9th largest bank. Mr. Ayanoglou also served as CFO, Vice President and Corporate Secretary of Xceed Mortgage Corporation (TSX: XMC), from August 2000 through May 2008. He is a chartered accountant and a member of CPA Canada, Financial Executives International and has his ICD.D designation from the Institute of Corporate Directors at the Rotman School of Business.

There are no family relationships among any of our current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended March 31, 2019, the Company did not have a class of securities registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and therefore our executive officers, directors and holders of more than 10% of our equity securities were not subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2019 and March 31, 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq
Chief Executive	2019	$360,000	$150,000	-	$1,235,040	(1)	-	$30,208	$1,775,248
Officer	2018	$310,000	$150,000	-	$860,697	(1)	-	$30,208	$1,350,905

John Ayanoglou
Chief Financial	2019	$152,870	-	$43,750	$116,217	(1)	$-	$-	$312,837
Officer(2)	2018	$129,513	$19,505	-	$118,188	(1)	$-	$-	$267,206

(1)	For assumptions made in such valuation, see Note 8 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants since he is not a member of the Company’s options program.
(2)	Funds paid to Mr. Ayanoglou include $70,998 as consulting fee, paid through a corporation, with respect to contractual services being provided to the Company prior to his appointment as Chief Financial Officer.

Outstanding Equity Awards

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2019.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	2,941,654	858,344	-	$3.37	August 4, 2021 to March 30, 2024	-	-	-	-

John Ayanoglou	300,000	-	-	$1.85	March 31, 2021	-	-	-	-

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

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.7 to our annual report on Form 10-K for the transition period from September 1, 2015 to December 31, 2015.8-k

John Ayanoglou

In connection with Mr. Ayanoglou’s appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pay Mr. Ayanoglou a base salary of CDN$180,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase 200,000 shares of the Company’s common stock, during his first 12 months of tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. The warrants vest monthly on a pro-rata basis over this period of 12 months. This contract was renewed at a base salary level of USD200,00 and a further grant of 200,000 warrants to purchase shares of the Company’s common stock, during the first 12 months of the renewed contract, vesting monthly on a pro rata basis during this period.

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

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal years ended March 31, 2019 and March 31, 2018.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Norman M. Betts	2019	$24,000	-	$15,980	-	-	-	$39,980
	2018	$8,000	$75,400	$36,205	-	-	-	$119,605

Patricia Kennedy (1)	2019	$9,000	-	$3,697	-	-	$-	$12,.697
	2018	-	-	-	-	-	-	$-

David A. Rosa	2019	$24,000	-	$15,980	-	-	$-	$39,980
	2018	$6,000	$75,400	$41,925	-	-	$1,251	$124,576

(1)	Ms. Kennedy joined the Board on November 18, 2018.

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

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the company;

●	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	A family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, Dr. Betts, Ms. Kennedy and Mr. Rosa are independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of July 11, 2019 held by (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of July 11, 2019 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 35,810,310 shares are outstanding as of July 11, 2019, consisting of 31,508,225 shares of common stock and 4,313,085 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq (1)	8,048,987	20.56%
Isa Khalid Abdulla Al-Khalifa	2,814,594	7.86%
Riazul Huda (2)(3)	2,142,515	5.98%
John Ayanoglou (4)	480,473	1.34%
Norman M. Betts (5)	196,250	*
Patricia Kennedy (5)	125,000	*
David A. Rosa (5)	196,250	*

All directors and executive officers as a group (5 person) (1)(4)(5)	9,046,960	23.10%

* Less than 1%

(1) Includes an option to purchase an aggregate of 3,336,651 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement and compensation resolutions of the Company’s board of directors. Excludes an additional 856,344 shares underlying such option that are not exercisable within 60 days of July 11, 2018.

(2) Such shares are held as Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:

●	Be, as nearly as practicable, the economic equivalent of the common stock as of the consummation of the Acquisition Transaction;

●	Have dividend entitlements and other attributes corresponding to the common stock;

●	Be exchangeable, at each holder’s option, for common stock; and

●	Upon the direction of our Board of Directors, be exchanged for common stock on the 10 year anniversary of the Acquisition Transaction, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

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

(5) Represents shares and warrants that were granted and are exercisable within 60 days of July 11, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2019 and March 31, 2018.

Fee Category	2019	2018
Audit Fees (1)	$72,775	$65,787
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$72,775	$65,787

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Biotricity Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.2	Exchangeable Share provisions with respect to the special rights and restrictions attached to Exchangeable Shares (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.3	Form of Secured Convertible Debenture due September 21, 2017 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.1	Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.2	Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.3	Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.4	Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.6	Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.8	Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.11+	Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
10.13	Purchase Agreement, dated as of June 28, 2018, by and between Biotricity, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2018 and incorporated herein by reference).
10.14	Form of Promissory Note (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.15	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of July, 2019.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	July 16, 2019
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	July 16, 2019
John Ayanoglou

/s/ Norman M. Betts	Director	July 16, 2019
Norman M. Betts

/s/ DavidA. Rosa	Director	July 16, 2019
DavidA. Rosa

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and subsidiaries (the Company) as of March 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficiency) equity, and cash flows for each of the years in the two-year period ended March 31, 2019 and related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada July 15, 2019	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As at March 31, 2019	As at March 31, 2018
	$	$
CURRENT ASSETS
Cash	63,647	843,643
Accounts receivable, net	208,099	-
Inventory – in transit	24,604	-
Harmonized sales tax recoverable	59,925	35,737
Deposits and other receivables	101,385	17,046
Total current assets	457,660	896,426
NON-CURRENT ASSETS
Deposits and other receivables	33,000	33,000
TOTAL ASSETS	490,660	929,426

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,400,642	756,179
Convertible promissory notes [Note 5]	867,699	-
TOTAL LIABILITIES	2,268,341	756,179

STOCKHOLDERS’ DEFICIENCY (EQUITY)
Preferred stock, $0.001 par value, 10,000,000 authorized as at March 31, 2019 and March 31, 2018, respectively, 1 share issued and outstanding as at March 31, 2019 and March 31, 2018, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2019 and March 31, 2018, respectively. Issued and outstanding common shares: 31,048,571 and 23,713,602 as at March 31, 2019 and 2018, respectively, and exchangeable shares of 4,313,085 and 8,143,944 outstanding as at March 31, 2019 and 2018, respectively [Note 7]	35,362	31,858
Shares to be issued (62,085 and 20,250 shares of common stock as at March 31, 2019 and 2018, respectively) [Note 7]	91,498	69,963
Additional paid-in-capital	33,889,916	27,161,984
Accumulated other comprehensive loss	(754,963)	(643,129)
Accumulated deficit	(35,039,495)	(26,447,430)
TOTAL STOCKHOLDERS’ DEFICIENCY (EQUITY)	(1,777,681)	173,247
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY (EQUITY)	490,660	929,426

Commitments and Contingencies [Note 10]

Subsequent events [Note 11]

See accompanying notes to the consolidated financial statements.

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Year ended March 31, 2019	Year ended March 31, 2018
	$	$

REVENUE	398,200	-

Cost of Revenue	248,664	-
NET REVENUE	149,536	-

EXPENSES
General and administrative expenses [Note 5, 7, 9 and 10]	7,458,855	5,961,173
Research and development expenses	1,282,746	1,762,561
TOTAL OPERATING EXPENSES	8,741,601	7,723,734

Accretion expense [Note 5]	-	879,416
Change in fair value of derivative liabilities [Note 6]	-	20,588
NET LOSS BEFORE INCOME TAXES	(8,592,065)	(8,623,738)

Income taxes [Note 8]	-	-
NET LOSS	(8,592,065)	(8,623,738)

Translation adjustment	(111,834)	(229,745)

COMPREHENSIVE LOSS	(8,703,899)	(8,853,483)

LOSS PER SHARE, BASIC AND DILUTED	(0.257)	(0.286)

WEIGHTED AVERAGE NUMBER OF COMMON AND EXCHANGEABLE SHARES OUTSTANDING	33,376,068	30,165,638

See accompanying notes to the consolidated financial statements.

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Expressed in US dollars)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2017	1	1	27,198,879	27,199	-	-	14,308,583	(413,384)	(18,307,215)	(4,384,816)
Adjustment to derivative liabilities upon adoption of ASU 2017-11	-	-	-	-	-	-	3,569,250	-	483,523	4,052,773
Issuance of shares for private placement	-	-	1,996,119	1,996	-	-	5,179,329	-	-	5,181,325
Cash issuance costs	-	-	-	-	-	-	(320,351)	-	-	(320,351)
Issuance of warrants for private placement investors	-	-	-	-	-	-	(3,183,614)	-	-	(3,183,614)
Issuance costs - warrants to brokers	-	-	-	-	-	-	(385,635)	-	-	(385,635)
Conversion of convertible notes into common shares	-	-	1,823,014	1,823	-	-	4,355,874	-	-	4,357,697
Issuance of shares for services	-	-	527,941	528	20,250	69,963	1,837,990	-	-	1,908,481
Exercise of warrants for cash	-	-	252,798	253	-	-	428,058	-	-	428,311
Issuance of warrants for services	-	-	-	-	-	-	370,358	-	-	370,358
Stock based compensation - ESOP	-	-	-	-	-	-	1,002,201	-	-	1,002,201
Cashless exercise of warrants	-	-	58,795	59	-	-	(59)	-	-	-
Translation adjustment	-	-	-	-	-	-	-	(229,745)	-	(229,745)
Net loss for the year	-	-	-	-	-	-	-	-	(8,623,738)	(8,623,738)
March 31, 2018	1	1	31,857,546	31,858	20,250	69,963	27,161,984	(643,129)	(26,447,430)	173,247
Issuance of shares for private placement	-	-	2,635,353	2,635	-	-	3,715,375	-	-	3,718,010
Cash issuance costs	-	-	-	-	-	-	(80,000)	-	-	(80,000)
Issuance of shares for services	-	-	641,329	641	41,835	21,535	1,123,278	-	-	1,145,455
Exercise of options and warrants for cash	-	-	227,428	228	-	-	50,607	-	-	50,835
Issuance of warrants for services	-	-	-	-	-	-	467,411	-	-	467,411
Stock based compensation - ESOP	-	-	-	-	-	-	1,451,261	-	-	1,451,261
Translation adjustment	-	-	-	-	-	-	-	(111,834)	-	(111,834)
Net loss for year	-	-	-	-	-	-	-	-	(8,592,065)	(8,592,065)
March 31, 2019	1	1	35,361,656	35,362	62,085	91,498	33,889,916	(754,963)	(35,039,495)	(1,777,681)

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended March 31, 2019	Year Ended March 31, 2018
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,592,065)	(8,623,738)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	1,451,261	1,002,201
Issuance of shares for services	1,145,455	1,908,481
Issuance of warrants for services, at fair value	467,411	370,358
Accretion expense, including day one derivative loss	-	879,416
Change in fair value of derivative liabilities	-	20,588
Changes in operating assets and liabilities:
Accounts receivable, net	(208,099)	-
Inventory	(24,604)	-
Harmonized sales tax recoverable	(25,907)	(34,798)
Deposits and other receivables	(86,996)	3,678
Accounts payable and accrued liabilities	652,697	(400,543)
Net cash used in operating activities	(5,220,847)	(4,874,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	3,638,010	4,860,970
Proceeds from exercise of stock options and warrants	50,835	428,311
Proceeds from issuance of promissory notes, net	867,699	-
Net cash provided by financing activities	4,556,544	5,289,281
Effect of foreign currency translation	(115,693)	4,029
Net increase in cash during the year	(664,303)	414,746
Cash, beginning of year	843,643	424,868
Cash, end of year	63,647	843,643

Supplementary Cash Flow Information
Interest paid	18,587	-
Taxes paid	-	-
Conversion of debt to equity on adoption of ASU 2017-11	-	4,074,312
Conversion of convertible notes into common stock	-	-

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at March 31, 2019, has an accumulated deficit of $35,039,495 and a working capital deficiency of $1,810,681. During the year ended March 31, 2019, the Company launched its first commercial sales program, using an experienced professional in-house sales team. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued. As an example of this, the Company has raised $3,638,010 in funding from an agreement it has with a private equity fund, in which the fund has committed to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company subject to the Company’s compliance with any funding conditions, including there being an effective registration statement registering the shares of common stock issuable under the equity line. The Company has also been able to raise promissory note funding from accredited individuals of $867,699 during the year ended March 31, 2019 and a further $923,531 subsequently, and has a written commitment for an additional $5 million in debt financing from a private debt fund (see Note 11 – Subsequent Events).

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on April 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by applying the core principles – 1) identify the contract with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to performance obligations in the contract, and 5) recognize revenue as performance obligations are satisfied.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2019 and 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes, and accounts payable and accrued liabilities. The Company’s cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 2, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The Company provides for Federal, State and Provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

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

On April 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

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

On April 1, 2017, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited interim condensed consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although the Company has not yet quantified the impact that the adoption of this pronouncement will have on the consolidated financial position and/or results of operations, however, the management has begun a process to identify a complete population of the leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2019	As at March 31, 2018
	$	$
Trade and other payables	878,453	547,858
Accrued liabilities	522,189	208,321
	1,400,642	756,179

Trade and other payables and accrued liabilities as at March 31, 2019 and 2018 include $277,278 and $161,481, respectively, due to a shareholder and executive of the Company in that individual’s capacity as employee.

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

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of convertible promissory notes as at March 31, 2019, 2018 and 2017	-

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

On May 31, 2017, all Bridge Notes, having a face value of $2,436,406, were converted into Units of a private placement offering of the Company’s common stock:

$
Accreted value of Bridge Note as of March 31, 2017	1,556,990
Accretion expense	879,416
Conversion of Bridge Notes transferred to equity (Note 7, c)	(2,436,406)
Face value of Bridge Notes as of March 31, 2019 and 2018	-

The embedded conversion features and reset feature in the notes and broker warrants were initially accounted for as a derivative liability based on FASB guidance that was current at that time (see Note 6).

During the year ended March 31, 2019, the Company issued $867,699 in promissory notes to certain of its accredited investors. These are notes with a 1-year term at an interest rate of 10%, with allowance for the Company to repay early with no penalty, or the ability to convert into equity in the future, but only on mutual consent. Management has evaluated the terms of these notes in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes.

General and administrative expenses include interest expense on the above notes of $11,669 and $41,029 for the year ended March 31, 2019 and 2018, respectively.

6. DERIVATIVE LIABILITIES

As explained in Note 3 under New Accounting Pronouncements ASU 2017-11 provides a change to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. During the quarter ended September 30, 2017, the Company adopted the provisions of ASU 2017-11 to account for the down round features of its warrants issued with its private placements effective April 1, 2017. The Company used a modified retrospective approach to adoption, which does not restate its financial statements prior to year ended March 31, 2017. Adoption is effective as of April 1, 2017, the beginning of the Company’s current fiscal year. The cumulative effect of this accounting standard update adjusted accumulated deficit as of April 1, 2017 by $483,524, with a corresponding adjustment to derivative liabilities:

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

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at September 30, 2017 (post-adoption) and March 31, 2019 and 2018	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ DEFICIENCY (EQUITY)

a)	Authorized and Issued Stock

In contemplation of the acquisition of iMedical on February 2, 2016, the Company’s Board of Directors and shareholders approved the increase in authorized capital stock from 100,000,000 shares of common stock to 125,000,000 shares of common stock, with a par value of $0.001 per share, and from 1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As at March 31, 2019, the Company is authorized to issue 125,000,000 (March 31, 2018 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2018 – 10,000,000) shares of preferred stock ($0.001 par value).

At March 31, 2019, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 35,361,656 (2018 – 31,857,546) shares; these were comprised of 31,048,571 (March 31, 2018 – 23,713,602) shares of common stock and 4,313,085 (March 31, 2018 – 8,143,944) exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

b)	Exchange Agreement

As explained in detail in Note 1 to the consolidated financial statements, with the closing of the Acquisition Transaction on February 2, 2016:

●	Biotricity’s sole existing director resigned and a new director who is the sole director of the Company was appointed to fill the vacancy;

●	Biotricity’s sole Chief Executive Officer and sole officer, who beneficially owned 6,500,000 shares of outstanding common stock, resigned from all positions and transferred all of his shares back for cancellation;

●	The existing management of the Company were appointed as executive officers; and

●	The existing shareholders of the Company entered into a transaction whereby their existing common shares of the Company were exchanged for either (a) a new class of shares that are exchangeable for shares of Biotricity’s common stock, or (b) shares of Biotricity’s common stock, which (assuming exchange of all such exchangeable shares) would equal in the aggregate a number of shares of Biotricity’s common stock that constitute 90% of Biotricity’s issued and outstanding shares.

In addition, effective on the closing date of the acquisition transaction:

●	Biotricity issued approximately 1.197 shares of its common stock in exchange for each common share of the Company held by the Company shareholders who in general terms, are not residents of Canada (for the purposes of the Income Tax Act (Canada). Accordingly, the Company issued 13,376,947 shares;

●	Shareholders of the Company who in general terms, are Canadian residents (for the purposes of the Income Tax Act (Canada)) received approximately 1.197 Exchangeable Shares in the capital of Exchangeco in exchange for each common share of the Company held. Accordingly, the Company issued 9,123,031 Exchangeable Shares;

●	Each outstanding option to purchase common shares in the Company (whether vested or unvested) was exchanged, without any further action or consideration on the part of the holder of such option, for approximately 1.197 economically equivalent replacement options with an inverse adjustment to the exercise price of the replacement option to reflect the exchange ratio of approximately 1.197:1;

●	Each outstanding warrant to purchase common shares in the Company was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of Biotricity for each Warrant, with an inverse adjustment to the exercise price of the Warrants to reflect the exchange ratio of approximately 1.197:1

●	Each outstanding advisor warrant to purchase common shares in the Company was adjusted, in accordance with the terms thereof, such that it entitles the holder to receive approximately 1.197 shares of the common stock of Biotricity for each Advisor Warrant, with an inverse adjustment to the exercise price of the Advisor Warrants to reflect the exchange ratio of approximately 1.197:1; and

●	The outstanding 11% secured convertible promissory notes of the Company were adjusted, in accordance with the adjustment provisions thereof, as and from closing, so as to permit the holders to convert (and in some circumstances permit the Company to force the conversion of) the convertible promissory notes into shares of the common stock of Biotricity at a 25% discount to purchase price per share in Biotricity’s next offering.

Issuance of common stock, exchangeable shares and cancellation of shares in connection with the reverse takeover transaction as explained above represents recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

c)	Share issuances

Share issuances during the year ended March 31, 2018

During the year ended March 31, 2018, pursuant to a private offering of a minimum of $1,000,000, up to a maximum of $8,000,000 (the “Common Share Offering”) that commenced in the prior year, the Company offered accredited investors units (“Units”) at a purchase price of $1.75 per Unit, each consisting of common stock, par value $0.001 per share and a three-year warrant to purchase one-half share of common stock at an initial exercise price of $3.00 per whole share.

During the year ended March 31, 2018, the Company sold to accredited investors a total of 1,282,767 Units, for gross proceeds of $2,244,845 (net proceeds of $1,926,780).

During the year ended March 31, 2018, prior to closing its private placement offering on or about July 31, 2017, the Company sold to accredited investors a further total of 263,188 Units for gross proceeds of $460,579 (net proceeds of $413,629). Cash issuance costs of $46,950 were adjusted against additional paid in capital. In connection with this private placement, the Company also issued 21,055 broker warrants and 131,594 warrants to investors (refer to warrant issuances).

During the year ended March 31, 2018, the Company completed a registered offering, which raised net proceeds of $2,520,561 through the issuance of 450,164 common shares.

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

Share issuances during the year ended March 31, 2019

During the year ended March 31, 2019, the Company issued common shares as part of series of closings under a registered offering, which raised gross proceeds of $3,718,010 through the issuance of 2,635,353 common shares. Issuance costs pursuant to this offering amounted to $80,000.

During the year ended March 31, 2019, the Company also issued an aggregate of 641,329 common stock and has recognized its obligation to issue a further 41,835 shares of common stock (see paragraph d, below), to various consultants. The fair value of these shares determined by using the market price of the common stock as at the date of issuance amounted to $1,145,455 were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common shares, shares to be issued and additional paid-in-capital, respectively.

During the year ended March 31, 2019, the Company also issued an aggregate of 227,428 shares of its common stock upon exercise of employee stock options and warrants; it received $50,835 of exercise cash proceeds.

d)	Shares to be issued

As of March 31, 2019, the Company had recognized its contractual obligations to issue a total of 62,085 shares of common stock to consultants, advisors and other service providers, (including an obligation to issue 41,835 shares recognized during the year then ended, as explained in paragraph c, above). The fair value of these shares amounted to $91,498 and has been expensed to general and administrative and research and development expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

e)	Warrant exercises

Warrant exercises during the year ended March 31, 2018

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

Warrant exercises during the year ended March 31, 2019

During the year ended March 31, 2019, 62,838 warrants issued to consultants and advisors were exercised at an average exercise price of $0.81, such that the Company received cash proceeds of $50,835.

f)	Warrant issuances

Warrant issuances during the year ended March 31, 2018

During the year ended March 31, 2018, the Company issued 62,500 warrants as compensation for services, which were fair valued at $142,989 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. The fair value has been estimated using a multi-nominal lattice model with an expected life ranging from 0.07 to 0.64 years, risk free rate ranging from 0.84% to 1.14%, stock price of $2.50 to $2.70 and expected volatility of 118%.

During the year ended March 31, 2018, the Company issued 47,500 warrants, which were fair valued at $31,987, and recorded as compensation for services, which have been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value has been estimated using a multi-nominal lattice model with an expected life of 3 years, a risk-free rate of 1.47% stock price of $2.18, annual attrition rate of 0% and expected volatility of 137.63%, determined based on comparable companies’ historical volatilities.

During the year ended March 31, 2018, the Company issued 98,806 warrants, which were fair valued at a cumulative $97,654, and recorded as compensation for services, which have been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair values have been estimated using a multi-nominal lattice model with an expected life of 3 years, risk free rates of 1.62% to 1.98%, stock prices of $2.18 to $7.59, an annual attrition rate of 0% and expected volatilities of 136.77% to 145.99%, determined based on comparable company historical volatilities.

During the year ended March 31, 2018, the Company issued 65,000 warrants, which were fair valued at a cumulative $97,728 and recorded as compensation for services, which have been expensed to general and administrative expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair values have been estimated using a multi-nominal lattice model with an expected life of 3 years, risk free rates of 1.98% to 2.39%, stock price of $3.69 to $7.59, annual attrition rate of 0% and expected volatility of 139.75% to 145.99%.

Warrant issuances during the year ended March 31, 2019

During the year ended March 31, 2019, the Company issued 849,601 warrants as compensation for advisor and consultant services, which were fair valued at $467,411 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nominal lattice model with an expected life of 2 to 3 years, a risk free rate ranging from 2.13% to 2.81%, stock price of $0.48 to $4.15 and expected volatility of 97.8% to 141.1%.

Warrant issuances, exercises and expirations or cancellations during the years ended March 31, 2019 and 2018, were as follows, resulting in warrants outstanding at the end of those respective periods:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at December 31, 2015	271,742	380,000	-	-	651,742
RTO adjustment*	53,507	74,860	-	-	128,367
After RTO	325,249	454,860	-	-	780,109
Less: Exercised	-	(131,365)	-	-	(131,365)
Less: Expired/cancelled	-	(285,279)	-	-	(285,279)
Add: Issued	55,433	878,250	-	390,744	1,324,427
As at March 31, 2017	380,682	916,466	-	390,744	1,687,892
Less: Exercised	(222,690)	(140,000)	-	-	(362,690)
Less: Expired/cancelled	(19,935)	(380,300)	-	-	(400,235)
Add: Issued	246,095	273,806	2,734,530	772,978	4,027,409
As at March 31, 2018	384,152	669,972 **	2,734,530	1,163,722	4,952,376
Less: Exercised	(62,838)	-	-	-	(62,838)
Less: Expired/cancelled	-	(342,416)	-	-	(342,416)
Add: Issued	-	849,601	-	-	849,601
As at March 31, 2019	321,314	1,177,157 **	2,734,530	1,163,722	5,396,723

Exercise Price	$0.78-$3.00	$0.48-$7.59	2.00	3.00
Expiration Date	March 2022 to July 2022	September 2019 to March 2022	March 2020 to November 2022	April 2020 to July 2020

*As explained above, on February 2, 2016 all outstanding warrants at that time had been increased by a factor of 1.197.

**Consultant Warrants do not include 188,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan, otherwise disclosed in Note 9 under stock-based compensation.

g)	Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018 and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan. These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at March 31, 2018. These remaining 164,590 options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018	164,590	0.0001
Exercised	(164,590)	0.0001
Outstanding as of March 31, 2019	-	-

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

During the year ended March 31, 2019, an additional 270,521 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years. During the year ended March 31, 2019, the Company recorded stock based compensation of $1,451,261 in connection with ESOP 2016 Plan (March 31, 2018 - $1,002,201) under general and administrative expenses with corresponding credit to additional paid in capital.

	Number of options	Weighted average exercise price ($)
Granted	2,709,998	2.2031
Exercised	-	-
Outstanding as of March 31, 2017	2,709,998	2.2031
Granted	1,437,500	5.1676
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective years ended March 31:

	2019	2018	2017
Exercise price ($)	1.40-2.00	3.69-7.59	2.00 – 2.58
Risk free interest rate (%)	2.27-2.81	1.98-2.39	0.45 - 1.47
Expected term (Years)	2.0-3.0	3.0	1.0 - 3.0
Expected volatility (%)	97.8-141.1	139.75-145.99	101 – 105
Expected dividend yield (%)	0.00	0.00	0.00
Fair value of option ($)	0.588	1.032	0.88
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00 – 5.00

The intrinsic value of all the options as at March 31, 2019 were zero.

8. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	Year ended March 31, 2019	Year ended March 31, 2018
	$	$
Net loss	(8,952,065)	(8,623,738)

Expected income tax recovery	(2,233,937)	(2,242,172)
Non-deductible expenses	796,673	1,068,744
Other temporary differences	(44,048)	(41,773)
Change in valuation allowance	1,481,312	1,251,201
	-	-

Deferred tax assets

	As at March 31, 2019	As at March 31, 2018
	$	$
Non-capital loss carry forwards	2,626,861	1,145,549
Other temporary differences	123,810	147,057
Change in valuation allowance	(2,750,671)	(1,292,606)
	-	-

As of March 31, 2019 and 2018, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2019 and 2018 the Company has approximately $10,103,310 and $4,405,959, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2033 to 2036.

As of March 31, 2019 and 2018 the Company is not subject to any uncertain tax positions.

9. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than disclosed elsewhere in the Company’s consolidated financial statements, related party transactions are as follows.

	Year ended March 31, 2019	Year ended March 31, 2018
	$	$
Salary and allowance*	750,078	654,477
Stock based compensation**	1,430,663	1,200,617
Total	2,180,741	1,855,094

* Salary, allowance and other include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors and executive officers of the Company.

** Stock based compensation represent the fair value of the options, shares, warrants and equity incentive plan for directors, shareholders and executive officers of the Company.

10. COMMITMENTS AND CONTINGENCIES

On January 8, 2016, the Company entered into a 40-month lease agreement for its office premises in California, USA. The monthly rent from the date of commencement to the 12th month is $16,530, from the 13th to the 24th month is $17,026, from the 25th to the 36th month is $17,536, whereas the final 4 months is $18,062. This term of this lease was extended to June 30, 2021, with monthly rent from July 1, 2019 to June 30, 2020 and July 1, 2020 to June 30, 2021 increased to $18,618 and $19,176, respectively.

There are no claims against the company that were assessed as significant, which were outstanding as at March 31, 2019 and, consequently, no provision for such has been recognized in the consolidated financial statements.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 11, 2019, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Issuance of Promissory Notes

Subsequent to year end, the Company issued $923,531 in promissory notes to accredited investors. The notes mature between twelve and twenty-four months from the date of issuance. Interest on the notes ranges from 10% to 13% and accrues quarterly in arrears. In certain cases, pursuant to the subscription agreement between the Company and the investors, the Notes may be convertible, subject to mutual agreement of the Company and the Holders of the Notes at a 20% discount to the next equity financing of greater than $5,000,000 excluding the conversion of the Notes. The Notes referenced above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

