Form 10-Q
period 2019-06-30
BIOTRICITY INC.
filed 2019-08-15
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period from ______________ to_______________

Commission file number: 333-201719

BIOTRICITY INC.

(Exact name of registrant in its charter)

Nevada	30-0983531
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Shoreline Drive, Suite 150

Redwood City, California 94065

(Address of principal executive offices)

(650) 832-1626

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,539,475 shares of Common Stock, $0.001 par value, at August 14, 2019. As at that same date, the Company also has 4,313,085 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 35,852,560 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2019 (unaudited) and MARCH 31, 2019 (audited)

(Expressed in US Dollars)

	As at June 30, 2019 (unaudited)	As at March 31, 2019 (audited)
	$	$
CURRENT ASSETS
Cash	47,750	63,647
Accounts receivable, net	386,629	208,099
Inventory, net	39,617	24,604
Harmonized sales tax recoverable	63,521	59,925
Deposits and other receivables	63,181	101,385
Total current assets	600,698	457,660

NON-CURRENT ASSETS
Deposits and other receivables	33,000	33,000
Right-of-use asset [Note 9]	413,236	-
TOTAL ASSETS	1,046,934	490,660

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,715,596	1,400,642
Convertible promissory notes and short term loans [Note 5]	2,183,498	867,699
Lease obligation, current [Note 9]	193,295	-
Total current liabilities	4,092,389	2,268,341

NON CURRENT LIABILITIES
Lease obligation, long term [Note 9]	219,941	-
TOTAL LIABILITIES	4,312,330	2,268,341

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at June 30 and March 31, 2019, respectively, 1 share issued and outstanding as at June 30 and March 31, 2019, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at June 30 and March 31, 2019, respectively. Issued and outstanding common shares: 31,101,975 and 31,048,571 as at June 30 and March 31, 2019, respectively, and exchangeable shares of 4,313,085 as at June 30 and March 31, 2019 [Note 7]	35,415	35,362
Shares to be issued (412,500 and 62,085 shares of common stock as at June 30 and March 31, 2019, respectively) [Note 7]	309,375	91,498
Additional paid-in-capital	34,296,458	33,889,916
Accumulated other comprehensive loss	(777,549)	(754,963)
Accumulated deficit	(37,129,096)	(35,039,495)
TOTAL STOCKHOLDERS’ DEFICIENCY	(3,265,396)	(1,777,681)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,046,934	490,660

Commitments and Contingencies [Note 10]

Subsequent events [Note 11]

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Expressed in US Dollars)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
	(unaudited)	(unaudited)
	$	$

REVENUE	327,000	17,660
Cost of revenue	112,086	-
NET REVENUE	214,914	17,660

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	2,091,019	2,128,305
Research and development expenses	213,496	309,871
TOTAL OPERATING EXPENSES	2,304,515	2,438,176

NET LOSS BEFORE INCOME TAXES	(2,089,601)	(2,420,516)

Income taxes	-	-
NET LOSS	(2,089,601)	(2,420,516)

Translation adjustment	(22,586)	(102,649)

COMPREHENSIVE LOSS	(2,112,187)	(2,523,165)

LOSS PER SHARE, BASIC AND DILUTED	(0.060)	(0.076)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,397,458	31,945,349

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2019	1	1	35,361,656	35,362	62,085	91,498	33,889,916	(754,963)	(35,039,495)	(1,777,681)

Issuance of shares for private placement [Note 7]	-	-	22,585	23	-	-	13,980	-	-	14,003

Issuance of shares for services [Note 7]	-	-	30,835	31	350,415	217,878	350,415	-	-	251,625

Issuance of warrants for services [Note 7]	-	-	-	-	-	-	19,955	-	-	19,955

Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	338,889	-	-	338,889

Translation adjustment	-	-	-	-	-	-	-	(22,586)	-	(22,586)

Net loss for the period	-	-	-	-	-	-	-	-	(2,089,601)	(2,089,601)

June 30, 2019	1	1	35,415,060	35,415	412,500	309,375	34,296,458	(777,549)	(37,129,096)	(3,265,396)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2018	1	1	31,857,546	31,858	20,250	69,963	27,161,984	(643,129)	(26,447,430)	173,247

Issuance of shares for private placement	-	-	250,094	250	-	-	514,750	-	-	515,000

Issuance of shares for services	-	-	141,500	142	68,250	106,609	520,784	-	-	627,535

Exercise of warrants for cash	-	-	62,838	63	-	-	50,772	-	-	50,835
Issuance of warrants for services	-	-	-	-	-	-	96,509	-	-	96,509

Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	355,231	-	-	355,231
Issuance cost	-	-	-	-	-	-	(15,000)	-	-	(15,000)

Translation adjustment	-	-	-	-	-	-	-	(102,649)	-	(102,649)

Net loss for the period	-	-	-	-	-	-	-	-	(2,420,516)	(2,420,516)

June 30, 2018	1	1	32,311,978	32,312	88,500	176,572	28,685,030	(745,778)	(28,867,946)	(719,808)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Expressed in US Dollars)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,089,601)	(2,420,516)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	338,889	355,231
Issuance of shares for services	251,625	627,535
Issuance of warrants for services, at fair value	19,955	96,509

Changes in operating assets and liabilities:
Accounts receivable	(178,530)	(4,800)
Inventory	(15,013)	-
Harmonized sales tax recoverable	(2,282)	(6,103)
Deposits and other receivables	38,203	(3,993)
Accounts payable and accrued liabilities	308,379	146,588
Net cash used in operating activities	(1,328,375)	(1,209,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	14,003	500,000
Proceeds from exercise of warrants	-	50,835
Issuance of convertible promissory notes and short term loans	1,315,799	-
Net cash provided by financing activities	1,329,802	550,835

Effect of foreign currency translation	(17,324)	17,724

Net increase (decrease) in cash during the period	1,427	(658,714)

Cash, beginning of period	63,647	843,643

Cash, end of period	47,750	202,653

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the years ended March 31, 2019 and 2018 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at June 30, 2019, has an accumulated deficit of $37,129,096 and a working capital deficiency of $3,491,691. During the year ended March 31, 2019, the Company launched its first commercial sales program, using an experienced professional in-house sales team. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued. As an example of this, the Company has raised $3,638,010 in funding from an agreement it has with a private equity fund, in which the fund has committed to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company subject to the Company’s compliance with any funding conditions, including there being an effective registration statement registering the shares of common stock issuable under the equity line. Currently, there is no effective registration registering the equity line shares; if the Company wishes to continue to draw from the from this line in the future, it will have to file a registration statement. The Company had issued promissory note and other short term funding of $2,183,498 as at June 30, 2019 and raised a further $1,514,115 subsequently, it also has a written commitment for an additional $5 million in debt financing from a private debt fund.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2019 and 2018.

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

Leases

On April 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our lease do not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 9 for further discussion.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2019 $	As at March 31, 2019 $
Accounts payable	957,360	878,453
Accrued liabilities	758,236	522,189
	1,715,596	1,400,642

Accounts payable as at June 30, 2019, and March 31, 2019 include 233,989 and 277,278, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

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

Pursuant to the conversion provisions in promissory notes existing at that time, in August 2016, promissory notes in the aggregate face value of $1,368,978 were converted into 912,652 shares of common stock as detailed below. The fair value of the common shares was $2,907,912 and $1,538,934 was allocated to the related derivative liabilities (see note 6) and the balance to the carrying value of the notes.

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of earlier convertible promissory notes at June 30, 2019 (as well as March 31, 2019)	-

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

On May 31, 2017, all Bridge Notes, having a face value of $2,436,406, were converted into Units of a private placement offering of the Company’s common stock:

$
Accreted value of Bridge Note as of March 31, 2017	1,556,990
Accretion expense	879,416
Conversion of Bridge Notes transferred to equity (Note 7, c)	(2,436,406)
Face value of Bridge Notes as of June 30, 2019 and March 31, 2019	-

The embedded conversion features and reset feature in the notes and broker warrants were initially accounted for as a derivative liability based on FASB guidance that was current at that time (see Note 6).

During the three months ended June 30, 2019, the Company borrowed $774,433 in promissory notes from certain of its accredited investors, in addition to $867,699 borrowed during the fiscal year ended March 31, 2019. These notes are generally for a 1-year term at interest rates of between 10%, and 12% with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. Management has evaluated the terms of these notes in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes. On June 30, 2019, the Company has also borrowed $541,365 from certain of its investors on a short term basis pending issuance of additional convertible promissory notes, doing so without interest in the interim.

General and administrative expenses include interest expense on the above notes of $30,052 and nil for the three months ended June 30, 2019, respectively.

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

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at June 30, 2019 and March 31, 2019 (post adoption)	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ DEFICIENCY

a) Authorized stock

As at June 30, 2019, the Company is authorized to issue 125,000,000 (March 31, 2019 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2019 – 10,000,000) shares of preferred stock ($0.001 par value).

At June 30, 2019, there were 31,101,975 (March 31, 2019 – 31,048,571) shares of common stock issued and outstanding. Additionally, at June 30, 2019, there were 4,313,085 (March 31, 2019 – 4,313,085) outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

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

Share issuances during the three months ended June 30, 2019

During the three months ended June 30, 2019, the Company issued common shares as part of a series of closings under a registered offering, for gross proceeds of $14,003 through the issuance of 22,585 common shares.

During the three months ended June 30, 2019, the Company also issued an aggregate of 30,835 shares of its common stock pursuant to obligations to issue these are compensation to a consultant that existed as at June 30, 2019, the fair value of which was recognized in the period then ended.

d) Shares to be issued

During the three months ended June 30, 2019, the Company recognized its obligation to issue a total of 375,000 shares to directors and 6,250 shares to consultants and advisors. The fair value of these shares amounted to$251,625 and has been expensed to general and administrative and research and development expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance. As of June 30, 2019, the Company had recognized its contractual obligations to issue a total of 412,500 shares of common stock, that also included a further obligation to issue 37,500 to consultants, advisors and other service providers, that had previously recognized as at March 31, 2019.

e) Warrant issuances and exercises

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

Warrant issuances during the three months ended June 30, 2019

During the three months ended June 30, 2019, the Company issued 83,750 warrants as compensation for advisor and consultant services, which were fair valued at $19,955 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk free rate ranging from 1.71%, stock price of $0.66 and expected volatility of 116.95%.

Warrant exercises during the year ended March 31, 2019

During the year ended March 31, 2019, 62,838 warrants issued to consultants and advisors were exercised at an average exercise price of $0.81, such that the Company received cash proceeds of $50,835.

Warrant exercises during the three months ended June 30, 2019

No warrants were exercised during the three months ended June 30, 2019.

Warrant issuances, exercises and expirations or cancellations during the three months ended June 30, 2019 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants		Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2018	384,152	669,972	*	2,734,530	1,163,722	4,952,376

Less: Exercised	(62,838)	-		-	-	(62,838)
Less: Expired/cancelled	-	(31,250)		-	-	(31,250)
Add: Issued	-	65,000		-	-	65,000
As at June 30, 2018	321,314	703,722	*	2,734,530	1,163,722	4,923,288

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	-		-	-
Add: Issued	-	393,333		-	-	393,333
As at September 30 2018	321,314	1,097,055	*	2,734,530	1,163,722	5,316,621

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(126,250	)**	-	-	(126,250)
Add: Issued	-	50,000		-	-	50,000
As at December 31, 2018	321,314	1,020,805	*	2,734,530	1,163,722	5,240,371

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(184,916	)**	-	-	(184,916)
Add: Issued	-	341,268		-	-	341,268
As at March 31, 2019	321,314	1,177,157	*	2,734,530	1,163,722	5,396,723

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(5,000)		-	-	(5,000)
Add: Issued	-	83,750		-	-	83,750
As at June 30, 2019	321,314	1,255,907	*	2,734,530	1,163,722	5,475,473

Exercise Price	$0.78-$3.00	$0.48-$7.59		2.00	3.00
Expiration Date	March 2022 to July 2022	September 2019 to June 2022		March 2020 to November 2022	April 2020 to July 2020

*Consultant Warrants include warrants issued to directors and officers of the Company who were not members of the Company’s options plan at the time of issuance. As at June 30, 2019, Consultant Warrants include an aggregate of 438,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan.

** Subsequent to June 30, 2019, 80,000 warrants issued to directors expired unexercised.

f) Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan. These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at March 31, 2018. These remaining 164,590 options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

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

During the year ended March 31, 2019, an additional 1,437,500 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years.

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

No new options were granted during the three months ended June 30, 2019.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of June 30 and March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of June 30 and March 31, 2019	4,418,019	3.1436

During the three months ended June 30, 2019, the Company recorded stock-based compensation of $338,889, in connection with the 2016 equity incentive plan (June 30, 2018 – $355,231) under general and administrative expenses with a corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions:

	2019	2017-2018	2016-2017	2015-2016
Exercise price ($)	2.00	1.24-7.59	2.00 – 2.58	0.0001
Risk free interest rate (%)	2.27 to 2.54	1.98-2.81	0.45 - 1.47	0.04 - 1.07
Expected term (Years)	3	3	1 - 3	10
Expected volatility (%)	112.5 -141.10	97.8-145.99	101 – 105	94
Expected dividend yield (%)	0	0	0	0
Fair value of option ($)	0.28	0.6	0.88	0.74
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00 – 5.00	5.00 - 20.00

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
	$	$
Salary and allowance*	135,052	180,052
Stock based compensation**	308,755	389,064
Total	443,807	569,116

The above expenses were recorded under general and administrative expenses.

* Salary and allowance include salary, car allowance, vacation pay, bonus and other allowances paid or payable to key management of the Company.

** Stock based compensation represent the fair value of the options, warrants and equity incentive plan for directors and key management of the Company.

9. LEASE

The Company has one operating lease primarily for office and administration.

June 30,
2019
Right-of-use asset	$413,236
Current portion of lease obligation	$193,295
Noncurrent portion of lease obligation	219,941
Total lease obligations	$413,236

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate at April 1, 2019. The weighted-average-rate applied is 10%.

Operating lease expense during the three months period ended June 30, 2019 was $56,106.

The following table represents the contractual undiscounted cash flows for lease obligations as at June 30, 2019.

$
Less than one year	223,416
Beyond one year	230,118
Total undiscounted lease obligations	453,534

10. CONTINGENCIES

There are no claims against the company that were assessed as significant, which were outstanding as at June 30, 2019 and, consequently, no provision for such has been recognized in the consolidated financial statements.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 14, 2019, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On July 2, 2019, pursuant to obligations to issue shares disclosed in Note 7 d), the Company issued 412,500 shares of its common stock.

On July 16, pursuant to its ability to draw down on its registered private placement, the Company also issued 25,000 shares of its common stock and raised $14,563 in cash proceeds.

From July 10 to August 14, 2019, the Company issued convertible promissory notes, or received cash for which it intends to issue a convertible note, in the amount of $1,514,115 from several investors.

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

Company Overview

Biotricity Inc. (“Company”, “Biotricity”, “we”, “us” or “our”)

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT.

We have developed our Bioflux MCT technology, which is comprised of a monitoring device and software component, and is currently commercialized and available in the market since April 6, 2018. The twelve months following launch was a limited market release where the company focused on the sales and market dynamics. As of April 1, 2019, the Company has completed its limited market release and is now focused on sales growth and expansion. Currently, we are experiencing double digit growth through new sales and an above 80% re-order rate. In April 2019, we expanded our sales efforts to 11 key states, with intention to expand further and compete in the broader US market using an insourcing business model. This business model is applicable to a large portion of the total available market, which can include hospitals, physicians’ offices and other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state of the art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, combined with the value the Company’s solution brings in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, with a corresponding reduction of healthcare costs, is driving growth and increasing revenues. The Company plans to grow its sales force in order to address new markets and achieve sales penetration in the markets currently served. The Company is also developing several other ancillary technologies, which will require application for further FDA clearances, which the Company anticipates applying for during 2019.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2019.

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

Leases

On April 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our lease do not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

In line with its strategy, during the three months ended June 30, 2019, Biotricity more than doubled its total devices sold in the previous 12 months, such that Biotricity had deployed more than 650 devices as at June 30, 2019, to earn a combined device sales and technology fee income totally $327,000 for the three month period then ended. During this same period, Biotricity incurred a net loss of $2,089,601 (loss per share of 0.060 cents), such that from its inception in 2009 to this date, the Company has generated an accumulated deficit of $37,129,096. During this period of initial commercialization of the Bioflux, we devoted, and expect to continue to devote, significant resources in the areas of capital expenditures and research and development costs. We also expect to incur additional operating losses, we build the infrastructure required to support higher sales volume.

Three Months Ended June 30, 2019 and June 30, 2018

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

During the three months ended June 30, 2019, the Company earned total gross revenues of $327,000, compared to gross revenue of $178,140 recognized in the immediately preceding three months ended March 31, 2019, and $17,660 recognized in the three month period of June 30, 2018. Gross revenues have consistently reflected quarter over quarter increases, culminating an 83.6% increase from the immediately preceding three month period. Also reflective of this growth is the fact that gross revenues for the three months ended June 30, 2019 corresponded to 82.1% of gross revenues for the entire 12 previous months in the year ended March 31, 2019. Gross profit margin for the three months ended June 30, 2019 was 65.7%.

Total operating expenses for the three month periods ended June 30, 2019 were $2,304,515, compared to $2,438,176, for the three month period ended June 30, 2018, as further described below.

For the three month period ended June 30, 2019, we incurred general and administrative expenses of $2,091,019 compared to $2,128,305, respectively for the three month periods ended June 30, 2018. The increases were primarily due to increased payroll and compensation-related expenses associated with commercialization, including the building of a new sales force, as well as administrative and engineering staff to support customer deployment and further development of our products and processes; the increase was also due to professional fees, product marketing and promotion and other operating infrastructure required for the launch of a developed product.

For the three month periods ended June 30, 2019, we incurred research and development expenses of $213,496, compared to research and development expenses of $309,871 for the three month period ended June 30, 2018. These expenses vary based on efforts to improve the Bioflux and pursue development of future products and other product enhancements.

Net Loss

Net loss for the three months ended June 30, 2019 was $2,089,601 compared to a net loss of $2,420,516, during the three months ended June 30, 2019, resulting in a loss per share of $0.060, for the three month period ended June 30, 2019 (June 30, 2018 - $0.076).

Translation Adjustment

Translation adjustment for the three month period ended June 30, 2019 was a loss of $22,586, as compared to a loss of $102,649, for the three months ended June 30, 2018. This translation adjustment represents gains/losses that resulted from the translation of currency in the financial statements, from our functional currency of Canadian dollars to the reporting currency in U.S. dollars.

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

As a result of its being in development-mode and now early commercialization, the Company has incurred recurring losses from operations, and as at June 30, 2019, has an accumulated deficit of $37,129,096. Management anticipates the Company will improve its liquidity through continued business development and additional debt or equity investment in the Company. To do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued. As an example of this, the Company has raised $3,638,010 in funding from an agreement it has with a private equity fund, in which the fund has committed to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company subject to the Company’s compliance with any funding conditions, including there being an effective registration statement registering the shares of common stock issuable under the equity line. Currently, there is no effective registration registering the equity line shares; if the Company wishes to continue to draw from the from this line in the future, it will have to file a registration statement. The Company has raised promissory note funding from accredited individuals, totaling $2,183,498 as at June 30, 2019, and raised a further $1,514,115 subsequently; it has a written commitment for an additional $5 million in debt financing from a private debt fund, but is also pursuing other potential sources of capital.

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

Net Cash Used in Operating Activities

During the three months ended June 30, 2019, we used cash in operating activities of $1,328,375 compared to $1,209,549 for the three months ended June 30, 2018. These activities involved expenditures undertaken on business development, marketing and operating activities, as well as continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $1,329,802 for the three months ended June 30, 2019 compared to $550,835 for the three months ended June 30, 2018.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the three month periods ended June 30, 2019 and 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From August 9 to August 12, 2019, the Company issued promissory notes in the amount of $249,454 to two investors. The Notes mature due one year from the date of issue. Interest on the notes is 12% and is payable quarterly and at maturity of the note. At the discretion of the holder of the note and the approval of the Company, payment of the note together with accrued interest thereon may be made using equity of the Company at a prescribed discount, or otherwise in cash. The notes will entitle the two holders to warrants allowing them to purchase a total of 37,500 shares of the Company’s common stock at $1.50 per share for three years from the date the notes were issued.

On August 14, 2019, the Company received 1,000,000 from an investor. The Company and the investor have not yet finalized terms of this investment but the Company expects to issue the investor a note and expects the terms to be the similar to the terms of the notes described in the first paragraph of this Item 2.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1 Form of Promissory Note

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

101.CAL XBRL Taxonomy Extension Calculation.

101.DEF XBRL Taxonomy Extension Definition.

101.LAB XBRL Taxonomy Extension Labels.

101.PREXBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2019.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

