Form 10-Q
period 2019-09-30
BIOTRICITY INC.
filed 2019-11-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ______________ to_______________

Commission file number: 000-56074

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,216,564 shares of Common Stock, $0.001 par value, at November 13, 2019. As at that same date, the Company also has 3,881,423 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 36,097,987 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2019 (unaudited) and MARCH 31, 2019 (audited)

(Expressed in US Dollars)

	As at September 30, 2019	As at March 31, 2019
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	42,732	63,647
Accounts receivable, net	486,435	208,099
Inventory, net	32,646	24,604
Harmonized sales tax recoverable	68,937	59,925
Deposits and other receivables	30,363	101,385
Total current assets	661,113	457,660

NON-CURRENT ASSETS
Deposits and other receivables	33,000	33,000
Right-of-use asset [Note 9]	363,648	-
TOTAL ASSETS	1,057,761	490,660

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,945,860	1,400,642
Convertible promissory notes and short-term loans [Note 5]	3,643,274	867,699
Lease obligation, current [Note 9]	199,710	-
Total current liabilities	5,788,844	2,268,341

NON CURRENT LIABILITIES
Lease obligation, long term [Note 9]	166,992	-
TOTAL LIABILITIES	5,955,836	2,268,341

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at September 30 and March 31, 2019, respectively, 1 share issued and outstanding as at September 30 and March 31, 2019, respectively [Note 7]	1	1
Common stock, $0.001 par value, 125,000,000 authorized as at September 30 and March 31, 2019, respectively. Issued and outstanding common shares: 31,910,330 and 31,048,571 as at September 30 and March 31, 2019, respectively, and exchangeable shares of 4,181,423 and 4,313,085 as at September 30 and March 31, 2019, respectively [Note 7]	36,092	35,362
Shares to be issued (6,250 and 62,085 shares of common stock as at September 30 and March 31, 2019, respectively) [Note 7]	3,625	91,498
Additional paid-in-capital	34,993,295	33,889,916
Accumulated other comprehensive loss	(793,878)	(754,963)
Accumulated deficit	(39,137,210)	(35,039,495)
TOTAL STOCKHOLDERS’ DEFICIENCY	(4,898,075)	(1,777,681)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,057,761	490,660

Commitments and Contingencies [Note 10]

Subsequent events [Note 11]

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Expressed in US Dollars)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	345,906	84,760	672.906	102,420
Cost of revenue	114,216	47,118	226,302	56,918
NET REVENUE	231,690	37,642	446,604	45,502

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	2,021,279	2,026,523	4,112,297	4,154,829
Research and development expenses	218,525	187,859	432,021	487,930
TOTAL OPERATING EXPENSES	2,239,804	2,214,382	4,544,318	4,642,759

Accretion expense [Note 5]	-	-	-	-
Change in fair value of derivative liabilities [Note 6]	-	-	-	-
NET LOSS BEFORE INCOME TAXES	(2,008,114)	(2,176,740)	(4,097,714)	(4,597,257)

Income taxes	-	-	-	-
NET LOSS	(2,008,114)	(2,176,740)	(4,097,714)	(4,597,257)

Translation adjustment	(16,329)	112,866	(38,915)	10,217

COMPREHENSIVE LOSS	(2,024,443)	(2,063,874)	(4,136,629)	(4,587,040)

LOSS PER SHARE, BASIC AND DILUTED	(0.056)	(0.066)	(0.115)	(0.142)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,659,133	32,819,848	35,650,380	32,377,274

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
June 30, 2019 (unaudited)	1	1	35,415,076	35,415	412,500	309,375	34,296,458	(777,549)	(37,129,096)	(3,265,396)

Issuance of shares for private placement [Note 7]	-	-	25,000	25	-	-	14,538	-	-	14,563

Issuance of shares for services [Note 7]	-	-	651,677	652	(406,250)	(305,750)	447,635	-	-	142,536

Issuance of warrants for services [Note 7]	-	-	-	-	-	-	79,669	-	-	79,669

Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	154,996	-	-	154,996

Translation adjustment	-	-	-	-	-	-	-	(16,329)	-	(16,329)

Net loss for the period	-	-	-	-	-	-	-	-	(2,008,114)	(2,008,114)

September 30, 2019 (unaudited)	1	1	36,091,753	36,092	6,250	3,625	34,993,295	(793,878)	(39,137,210)	(4,898,075)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
June 30, 2018 (unaudited)	1	1	32,311,978	32,312	88,500	176,572	28,685,030	(745,778)	(28,867,946)	(719,808)

Issuance of shares for private placement	-	-	669,2258	669	-	-	1,304,274	-	-	1,304,943

Issuance of shares for services	-	-	184,830	185	(56,417)	(96,356)	366,661	-	-	270,490

Exercise of options for cash	-	-	164,574	165	-	-	(165)	-	-	50,835
Issuance of warrants for services	-	-	-	-	-	-	271,843	-	-	271,843

Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	372,932	-	-	372,932
Issuance cost	-	-	-	-	-	-	(65,000)	-	-	(65,000)

Translation adjustment	-	-	-	-	-	-	-	112,866	-	112,866

Net loss for the period	-	-	-	-	-	-	-	-	(2,176,740)	(2,176,740)

September 30, 2018 (unaudited)	1	1	33,330,607	33,331	32,083	80,216	30,935,575	(632,912)	(31,044,687)	(628,476)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2019	1	1	35,361,656	35,362	62,085	91,497	33,889,917	(754,963)	(35,039,496)	(1,777,681)
Issuance of shares for private placement [Note 7]	—	—	47,585	48	—	—	28,518	—	—	28,565
Issuance of shares for services [Note 7]	—	—	682,512	683	(55,835)	(87,872)	481,351	—	—	394,161
Issuance of warrants for services [Note 7]	—	—	—	—	—	—	99,624	—	—	99,624
Stock based compensation - ESOP [Note 7]	—	—	—	—	—	—	493,885	—	—	493,885
Translation adjustment	—	—	—	—	—	—	—	(38,915)	—	(38,915)
Net loss for the period	—	—	—	—	—	—	—	—	(4,097,714)	(4,097,714)
Balance, September 30, 2019 (unaudited)	1	1	36,091,753	36,092	6,250	3,625	34,993,295	(793,878)	(39,137,210)	(4,898,075)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2018	1	1	31,857,546	31,858	20,250	69,963	27,161,985	(643,129)	(26,447,430)	173,247
Issuance of shares for private placement [Note 7]	—	—	919,319	919	—	—	1,819,023	—	—	1,819,943
Issuance of shares for services [Note 7]	—	—	326,330	326	11,833	10,254	887,444	—	—	898,024
Exercise of options for cash [Note 7]	—	—	164,574	165	—	—	(165)	—	—	—
Exercise of warrants for cash [Note 7]	—	—	62,838	63	—	—	50,772	—	—	50,835
Issuance of warrants for services [Note 7]	—	—	—	—	—	—	368,352	—	—	368,352
Stock based compensation - ESOP [Note 7]	—	—	—	—	—	—	728,163	—	—	728,163
Cash issuance costs [Note 7]	—	—	—	—	—	—	(80,000)	—	—	(80,000)
Translation adjustment	—	—	—	—	—	—	—	10,217	—	10,217
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	(4,597,257)	(4,597,257)
Balance, September 30, 2018 (unaudited)	1	1	33,330,607	33,331	32,083	80,216	30,935,575	(632,912)	(31,044,687)	(628,476)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(Expressed in US Dollars)

	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,097,714)	(4,597,257)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	493,885	728,162
Issuance of shares for services	394,161	898,025
Issuance of warrants for services, at fair value	99,624	368,352
Accretion expense	-	-
Change in fair value of derivative liabilities	-	-
Fair value of warrants issued	-	-

Changes in operating assets and liabilities:
Accounts receivable	(278,336)	(43,436)
Inventory	(8,042)	(179,430)
Harmonized sales tax recoverable	(8,439)	(15,580)
Deposits and other receivables	71,022	(11,939)
Accounts payable and accrued liabilities	542,866	182,465
Net cash used in operating activities	(2,790,973)	(2,670,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	28,565	1,739,943
Proceeds from exercise of warrants	-	50,835
Issuance of convertible debentures, net	2,775,575	-
Due to shareholders	-	-
Net cash provided by financing activities	2,804,140	1,790,778

Effect of foreign currency translation	(34,082)	119,471

Net (decrease) increase in cash during the period	16,220	(879,860)

Cash, beginning of period	63,647	843,643

Cash, end of period	42,732	83,254

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Biotricity Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012.

We are engaged in research and development activities within the remote monitoring segment of preventative care. We are focused on a realizable healthcare business model that has an existing market and commercialization pathway. As such, our efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product.

On February 2, 2016, the Company entered into an exchange agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and wholly owned subsidiary (incorporated on February 2, 2016), 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), iMedical, and the former shareholders of iMedical Innovations, Inc. (“iMedical”) (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account certain shares pursuant to the Exchange Agreement as further explained in Note 9 to the consolidated financial statements. These subsidiaries were solely used for the issuance of exchangeable shares in the reverse takeover transaction and have no other transactions or balances. After giving effect to this transaction, the Company acquired all of iMedical’s assets and liabilities and commenced operations through iMedical.

As a result of the Share Exchange, iMedical became a wholly-owned subsidiary of the Company. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 2, 2016 are those of iMedical and are recorded at the historical cost basis. After February 2, 2016, the Company’s consolidated financial statements include the assets and liabilities of both iMedical and the Company and the historical operations of both after that date as one entity.

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

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at September 30, 2019, has an accumulated deficit of $39,137,210 and a working capital deficiency of $5,127,731. During the year ended March 31, 2019, the Company launched its first commercial sales program, using an experienced professional in-house sales team. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued. As an example of this, the Company has raised $3,746,575 in funding from an agreement with a private equity fund, in which the fund committed to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company subject to the Company’s compliance with any funding conditions, including there being an effective registration statement registering the shares of common stock issuable under the equity line. Currently, there is no effective registration registering the equity line shares; if the Company wishes to continue to draw from the from this line in the future, it will have to file a registration statement, which registration statement would then have to be declared effective by the Securities and Exchange Commission. The Company had issued promissory note and other short-term funding of $3,643,274 as at September 30, 2019 and raised a further $870,000 subsequently; it also has a written commitment for an additional $5 million in debt financing from a private debt fund.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2019 and 2018.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30, 2019 $	As at March 31, 2019 $
Accounts payable	1,216,480	878,453
Accrued liabilities	729,380	522,189
	1,945,860	1,400,642

Accounts payable as at September 30, 2019, and March 31, 2019 include 261,284 and 277,278, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

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

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of earlier convertible promissory notes at September 30 and March 31, 2019	-

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

On May 31, 2017, all Bridge Notes, having a face value of $2,436,406, were converted into Units of a private placement offering of the Company’s common stock:

$
Accreted value of Bridge Note as of March 31, 2017	1,556,990
Accretion expense	879,416
Conversion of Bridge Notes transferred to equity (Note 7, c)	(2,436,406)
Face value of Bridge Notes as of September 30, 2019 and March 31, 2019	-

The embedded conversion features and reset feature in the notes and broker warrants were initially accounted for as a derivative liability based on FASB guidance that was current at that time (see Note 6).

During the six months ended September 30, 2019, the Company borrowed $1,231,652, in promissory notes from certain of its accredited investors, in addition to $867,699 borrowed during the fiscal year ended March 31, 2019. These notes are generally for a 1-year term at interest rates of between 10%, and 12% with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. Management has evaluated the terms of these notes in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes. On September 30, 2019, the Company has also borrowed $1,543,923 from certain of its investors on a short-term basis pending issuance of additional convertible promissory notes, doing so at interest rates between zero and 10%.

General and administrative expenses include interest expense on the above notes of $66,044 and $96,095, respectively, for the three and six months ended September 30, 2019 (nil for the corresponding periods of 2018).

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

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at September 30, 2019 and March 31, 2019 (post adoption)	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

7. STOCKHOLDERS’ DEFICIENCY

a) Authorized stock

As at September 30, 2019, the Company is authorized to issue 125,000,000 (March 31, 2019 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2019 – 10,000,000) shares of preferred stock ($0.001 par value).

At September 30, 2019, there were 31,910,330 (March 31, 2019 – 31,048,571) shares of common stock issued and outstanding. Additionally, at September 30, 2019, there were 4,181,423 (March 31, 2019 – 4,313,085) outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

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

Share issuances during the three and six months ended September 30, 2019

During the three and six months ended September 30, 2019, the Company issued common shares as part of a series of closings under a registered offering, for gross proceeds of $14,563 and $28,565, respectively, through the issuance of 25,000 and 47,585 common shares during those respective periods.

During the three and six months ended September 30, 2019, the Company also issued an aggregate of 651,677 and 682,512 shares of its common stock, respectively, pursuant to obligations to issue these as compensation, the fair value of these shares was determined by using the market price of the common stock as at the date of issuance. The Company has recognized the expenses with a corresponding credit to additional paid-in-capital.

d) Shares to be issued

At September 30, 2019, the Company had recognized its obligation to issue a total of 6,250 shares of its common stock to a consultants and advisor. The fair value of these shares amounted to $3,625 and has been expensed to research and development expenses in the consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

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

Warrant issuances during the three and six months ended September 30, 2019

During the three and six months ended September 30, 2019, the Company issued 311,350 and 395,100 warrants, respectively, as compensation for advisor and consultant services, which were fair valued at $79,669 and $99,624, respectively, and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk free rate of 1.63%, stock price of $0.52 to $0.66 and expected volatility of 114.3% to 129.2%.

Warrant exercises during the year ended March 31, 2019

During the year ended March 31, 2019, 62,838 warrants issued to consultants and advisors were exercised at an average exercise price of $0.81, such that the Company received cash proceeds of $50,835.

Warrant exercises during the three and six months ended September 30, 2019

No warrants were exercised during the three and six months ended September 30, 2019.

Warrant issuances, exercises and expirations or cancellations during the three months ended June 30, 2019 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants		Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2018	384,152	669,972	*	2,734,530	1,163,722	4,952,376

Less: Exercised	(62,838)	-		-	-	(62,838)
Less: Expired/cancelled	-	(31,250)		-	-	(31,250)
Add: Issued	-	65,000		-	-	65,000
As at June 30, 2018	321,314	703,722	*	2,734,530	1,163,722	4,923,288

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	-		-	-
Add: Issued	-	393,333		-	-	393,333
As at September 30 2018	321,314	1,097,055	*	2,734,530	1,163,722	5,316,621

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(126,250	)**	-	-	(126,250)
Add: Issued	-	50,000		-	-	50,000
As at December 31, 2018	321,314	1,020,805	*	2,734,530	1,163,722	5,240,371

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(184,916	)**	-	-	(184,916)
Add: Issued	-	341,268		-	-	341,268
As at March 31, 2019	321,314	1,177,157	*	2,734,530	1,163,722	5,396,723

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(5,000)		-	-	(5,000)
Add: Issued	-	83,750		-	-	83,750
As at June 30, 2019	321,314	1,255,907	*	2,734,530	1,163,722	5,475,473

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(10,000)		-	-	(10,000)
Add: Issued	-	311,350		-	-	311,350
As at September 30, 2019	321,314	1,557,257	*	2,734,530	1,163,722	5,776,823

Exercise Price	$0.78-$3.00	$0.48-$7.59		2.00	3.00
Expiration Date	March 2022 to July 2022	September 2019 to June 2022		March 2020 to November 2022	April 2020 to July 2020

*Consultant Warrants include warrants issued to directors and officers of the Company who were not members of the Company’s options plan at the time of issuance. As at September 30, 2019, Consultant Warrants include an aggregate of 488,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan.

** Subsequent to September 30, 2019, 149,626 warrants issued to brokers expired unexercised.

f) Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved a Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan. These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at March 31, 2018. These remaining 164,590 options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018	164,590	0.0001
Exercised	(164,590)	0.0001
Outstanding as of September 30 and March 31, 2019	-

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

During the three and six months ended September 30, 2019, the Company granted 5,000 options to an employee, as performance-based compensation.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	4,418,019	3.1436
Exercised	-	-
Outstanding as of June 30and March 31, 2019	4,418,019	3.1436
Granted	5,000	1.2500
Exercised	-	-
Outstanding as of September 30, 2019	4,423,019	3.1414

During the three and six months ended September 30, 2019, the Company recorded stock-based compensation of $154,996 and $493,885, respectively, in connection with the 2016 equity incentive plan ($372,932 and $728,163 for the three and six months ended September 30, 2018) under general and administrative expenses with a corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions:

	2019	2017-2018	2016-2017	2015-2016
Exercise price ($)	0.58	1.24-7.59	2.00 – 2.58	0.0001
Risk free interest rate (%)	1.63-2.5	1.98-2.81	0.45 - 1.47	0.04 - 1.07
Expected term (Years)	3	3	1 - 3	10
Expected volatility (%)	114.3 to 129.2	97.8-145.99	101 – 105	94
Expected dividend yield (%)	0	0	0	0
Fair value of option ($)	0.212	0.6	0.88	0.74
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00 – 5.00	5.00 - 20.00

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
	$	$	$	$
Salary and allowance*	144,139	181,887	279,191	363,773
Stock based compensation**	124,774	421,028	433,529	744,168
Total	268,913	602,915	712,720	1,107,941

The above expenses were recorded under general and administrative expenses.

* Salary and allowance include salary, car allowance, vacation pay, bonus, allowances and other compensation paid or payable to a key executive and shareholder of the Company.

** Stock based compensation represent the fair value of the options, warrants and equity incentive plans for a key executive and shareholder of the Company.

9. RIGHT-OF-USE ASSETS AND LEASE OBLIGATIONS

The Company has one operating lease primarily for office and administration.

The Company adopted ASC 842 – Leases using the modified retrospective cumulative catch-up approach beginning on April 1, 2019. Under this approach, the Company did not restate its comparative amounts and recognized a right-of-use asset equal to the present value of the future lease payments. The Company elected to apply the practical expedient to only transition contracts which were previously identified as leases, and also elected to not recognize right-of-use assets and lease obligations for leases of low value assets.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate at April 1, 2019. The weighted-average-rate applied is 10%.

$
Right-of-use asset - initial recognition	413,236
Depreciation for the period	(49,588)
Balance as of September 30, 2019	363,648

Lease obligation - initial recognition	413,236
repayment	(55,854)
Interest accretion	9,320
Balance as of September 30, 2019	366,702

Current portion of operating lease liability	199,710
Noncurrent portion of operating lease liability	166,992

The following table represents the contractual undiscounted cash flows for lease obligations as at September 30, 2019.

$
Less than one year	225,092
Beyond one year	172,589
Total undiscounted lease obligations	397,681

10. CONTINGENCIES

There are no claims against the company that were assessed as significant, which were outstanding as at September 30, 2019 and, consequently, no provision for such has been recognized in the consolidated financial statements.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November13, 2019, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

From October 3 to November 12, 2019, the Company issued promissory notes, or received cash for which it intends to issue a promissory note, in the amount of $867,699 from several investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: (a) any fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; (f) competition in the Company’s existing and potential future product lines of business; (g) the Company’s ability to obtain financing on acceptable terms if and when needed; (h) uncertainty as to the Company’s future profitability; (i) uncertainty as to the future profitability of acquired businesses or product lines; and (j) uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as may be required under applicable law. Past results are no guaranty of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements.

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

We have developed our Bioflux MCT technology, which is comprised of a monitoring device and software component and is currently commercialized and available in the market since April 6, 2018. The twelve months following launch was a limited market release where the company focused on the sales and market dynamics. As of April 1, 2019, the Company completed its limited market release and is now focused on sales growth and expansion. Currently, we are experiencing growth through new sales and an above 80% re-order rate. In April 2019, we expanded our sales efforts to 11 key states, with intention to expand further and compete in the broader US market using an insourcing business model. This business model is applicable to a large portion of the total available market, which can include hospitals, physicians’ offices and other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth and increasing revenues. The Company plans to grow its sales force in order to address new markets and achieve sales penetration in the markets currently served. The Company is also developing several other ancillary technologies, which will require application for further FDA clearances, which the Company anticipates applying for during 2019.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2019.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Results of Operations

The level of gross revenues earned by the Company for the three months ended September 30, 2019 reflect a strong growth trajectory. Gross revenues for this three-month period are 372% higher than those of the corresponding three-month period of the prior year and are 87% of the gross revenues earned in the entire 12-month fiscal year ended March 31, 2019.

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

In line with its strategy, during the six months ended September 30, 2019, Biotricity almost tripled its fleet of remote patient monitoring devices from the levels of its most recent fiscal year-end, which was March 31, 2019. Biotricity had deployed more than 900 devices as at September 30, 2019. This has resulted in combined device sales and technology fee revenues of $345,906 and $672,906 for the respective three- and six-month periods then ended.

During these same periods, Biotricity incurred a net loss of $2,008,114 and $4,097,714 (loss per share of 5.6 and 11 cents per share, respectively), such that from its inception in 2009 to September 30, 2019, the Company has generated an accumulated deficit of $39,137,210. During this period of initial commercialization of the Bioflux, we devoted, and expect to continue to devote, significant resources in the areas of capital expenditures and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

Three and Six Months Ended September 30, 2019 and September 30, 2018

Operating Revenues and Expenses

The Company commenced commercialization of its first product on April 1, 2018, launching a limited market review to carefully rollout of its sales program to identified anchor customers in targeted areas of the U.S. During this period, the Company has used intelligence gained from its anchor clients to enhance its workflow, its monitoring and reporting capabilities, as well as its infrastructure, to expand the capabilities of its device. This device is a true four-in-one device, offering the ability to not only perform MCT studies, but to also outperform much of its competition by also providing Holter, Event Loop and Extended Holter reporting. Based on these customer facing enhancements that improve customer service, and its success with its initial limited market review, the Company expanded commercialization of its first product beyond the initial limited launch. Revenues that have been earned are comprised of device sales revenues and technology fee revenues (software as a service). The device, together with its embedded licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by our technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. Recurring software service fee revenues are earned on each patient study conducted and these recurring revenues are expected to grow based on the number of devices sold.

During the three months ended September 30, 2019, the Company earned total gross revenues of $345,906 compared with $84,760 for the three months ended September 30, 2018. During the six months ended September 30, 2019 the Company earned total gross revenues of $672,906 compared with $102,420 for the six-month period ended September 30, 3018. Given consistent utilization of our devices to perform patient cardiac studies, the Company’s technology fees are expected to be a source of recurring revenues that grow in concert with market penetration. Technology fees earned during the three-month period ended September 30, 2019 grew by almost 41% from those of the immediately preceding three-month period.

Total operating expenses for the three-and six-month periods ended September 30, 2019 were $2,239,804 and $4,544,318 compared to $2,214,382 and $4,642,759, respectively, for the three-and six-month periods ended September 30, 2018, as further described below.

For the three-and six-month period ended September 30, 2019, we incurred general and administrative expenses of $2,021,279 and $4,112,297 compared to $2,026,523 and $4,154,829, respectively for the three-and six-month periods ended September 30, 2018. The moderate fluctuations in expenses relate to increased payroll and compensation-related expenses associated with commercialization, including the building of a new sales force, as well as administrative and engineering staff to support customer deployment and further development of our products and processes; combined with cost control over certain professional fees, product marketing and promotion and certain other operating expenses in favor of building the infrastructure required for the launch of a developed product.

For the three-and six-month periods ended September 30, 2019, we incurred research and development expenses of $218,525 and $432,021 compared to research and development expenses of $187,859 and $487,930, for the three-and six-month periods ended September 30, 2018. Since obtaining such FDA clearance, we are developing future remote patient monitoring technologies to add to our platform. In parallel with this, we are enhancing our commercialized products by implementing artificial intelligence that learns from the monitoring data that is being processed in real time, in order to be able to reduce the amount of human intervention that would otherwise be required to process reporting of cardiac events to the clinics that prescribe and supervise the cardiac studies.

Net Loss

The Company incurred net losses of $2,008,114 and $4,097,714 for the three and six months ended September 30, 2019, compared to net losses of $2,176,740 and $4,597,257 during the corresponding periods ended September 30, 2018. This resulted in a loss per share of $0.056 and $0.115 respectively, for the three and six months ended September 30, 2019.

Translation Adjustment

The translation adjustment for the three-and six-month periods ended September 30, 2019 was a loss of $16,329 and a loss of $38,915, respectively as compared to a gain of $112,866 and a gain of $10,217, for the corresponding respective periods ended September 30, 2018. Translation adjustments represent gains and losses that result from the translation of currency in the financial statements, from the functional currency of certain of our accounting records, which are denominated in Canadian dollars to the reporting currency, which is in U.S. dollars.

Liquidity and Capital Resources

The Company is in commercialization mode, while continuing to pursue the development of its next generation MCT product as well as future product development.

We generally use and require cash to:

●	purchase devices whose manufacture we commission, in order to place these in the field by selling them to prescribing cardiac physicians and their clinical facilities, who will use them to access our technology platform,

●	hire and fuel the launch of our sales force and sales initiatives,

●	fund operations and working capital requirements,

●	product development and commercialization initiatives, and

●	fund research and development of future technologies that are designed to work within our platform

As a result of its being in development and commercialization mode, the Company has incurred recurring losses from operations, and as at September 30, 2019, has an accumulated deficit of $39,137,210. Management has focused the Company on increasing its liquidity through continued business development and a demonstration of a strong and growing technology fee revenue pipeline. Company has developed and continues to pursue sources of equity and debt funding that include but are not limited to those described below.

To sustain its plans during this period of Company development and growth, the Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these consolidated financial statements are issued. As an example of this, the Company has raised over $3.7 million in funding from an agreement it has with a private equity fund, in which the fund has committed to purchase up to $25 million in additional shares of the Company at the direction and sole discretion of the Company subject to the Company’s compliance with any funding conditions, including there being an effective registration statement registering the shares of common stock issuable under the equity line. Currently, there is no effective registration statement; if the Company wishes to continue to draw from the from this line in the future, it will have to file a new registration statement with the Securities and Exchange Commission, which would first have to be declared effective by the Securities and Exchange Commission. The Company has also raised promissory note and short term loan funding from individual investors, totaling $3.6 million as at September 30, 2019, and raised a further $0.9 million subsequently; it also has a written commitment for an additional $5 million in debt financing from a private debt fund, and is pursuing other potential sources of capital. During the six months ended September 30, 2019, the Company also issued shares of common stock valued at $394,161 as compensation to consultants that provide contractual services, which is a cost-saving strategy that favorably impacts the Company’s need for liquidity and capital resources.

We expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures. We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and Biolife (a consumer-friendly version). Based on our current operating plans, we will require approximately $4 million ($7 million in order to accelerate commercialization) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux in its next generation, in addition to including marketing, sales, regulatory and clinical costs to better introduce the product into the market place. We anticipate requiring an additional $4 million to hire a larger sales force and complete the development of future technologies that will help our platform increase penetration in new and existing markets, and expand our intellectual property platform.

Based on the above facts and assumptions, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the six months ended September 30, 2019, we used cash in operating activities of $2,790,973 compared to $2,670,638 for the six months ended September 30, 2018. These activities involved expenditures undertaken on business development, marketing and operating activities, as well as continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $2,804,140 for the six months ended September 30, 2019 compared to $1,790,778 for the six months ended September 30, 2018. Financing activities during the six months ended September 30, 2019 related to mostly to the issuance of promissory notes and short-term loans, whereas activities of the corresponding prior year period related to the establishment of the Company’s $25 million funding facility, discussed above.

Net Cash Used in Investing Activities

Company did not use any net cash in investing activities in the three months periods ended September 30, 2019 or 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101.CAL XBRL Taxonomy Extension Calculation.

101.DEF XBRL Taxonomy Extension Definition.

101.LAB XBRL Taxonomy Extension Labels.

101.PREXBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2019.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

