Form 10-Q
period 2019-12-31
BIOTRICITY INC.
filed 2020-02-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,593,769 shares of Common Stock, $0.001 par value, at February 13, 2020. As at that same date, the Company also has 3,788,062 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 36,381,831 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2019 (unaudited) and MARCH 31, 2019 (audited)

(Expressed in US Dollars)

	As at December 31, 2019	As at March 31, 2019
	(unaudited)	(audited)
	$	$
CURRENT ASSETS
Cash	4,353,762	63,647
Accounts receivable, net	628,530	208,099
Inventory, net	98,254	24,604
Harmonized sales tax recoverable	72,421	59,925
Deposits and other receivables	29,379	101,385
Total current assets	5,182,346	457,660

NON-CURRENT ASSETS
Deposits and other receivables	33,000	33,000
Operating lease right-of-use asset [Note 9]	314,060	-
TOTAL ASSETS	5,529,406	490,660

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,069,476	1,400,642
Convertible promissory notes and short-term loans [Note 5]	4,261,810	867,699
Operating lease obligation, current [Note 9]	206,287	-
Total current liabilities	6,537,573	2,268,341

NON-CURRENT LIABILITIES
Derivative liabilities [Note 6]	791,626	-
Operating lease obligation, long term [Note 9]	112,708	-
TOTAL LIABILITIES	7,441,907	2,268,341

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at December 31 and March 31, 2019, respectively, 1 special voting preferred share issued and outstanding as at December 31 and March 31, 2019, respectively [Note 7]	1	1
Series A Preferred stock, $0.001 par value (20,000 and nil shares designated as authorized as at December 31 and March 31, 2019, respectively); 6,000 and nil shares issued and outstanding as at December 31 and March 31, 2019, respectively [Note 7]	6	1
Common stock, $0.001 par value, 125,000,000 authorized as at December 31 and March 31, 2019, respectively. Issued and outstanding common shares: 32,410,330 and 31,048,571 as at December 31 and March 31, 2019, respectively, and exchangeable shares of 3,881,423 and 4,313,085 as at December 31 and March 31, 2019, respectively [Note 7]	36,292	35,362
Shares to be issued (102,578 and 62,085 shares of common stock as at December 31 and March 31, 2019, respectively) [Note 7]	64,312	91,498
Additional paid-in-capital	40,547,471	33,889,916
Accumulated other comprehensive loss	(1,028,698)	(754,963)
Accumulated deficit	(41,531,886)	(35,039,495)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,912,502)	(1,777,681)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	5,529,406	490,660

Commitments and Contingencies [Note 10]

Subsequent events [Note 11]

See accompanying notes to condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Expressed in US Dollars)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	381,899	117,640	1,054,805	220,060
Cost of revenue	100,782	27,504	327,084	84,422
NET REVENUE	281,117	90,136	727,721	135,638

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	2,179,928	1,861,113	6,292,225	6,015,942
Research and development expenses	447,639	401,271	879,661	889,201
TOTAL OPERATING EXPENSES	2,627,567	2,262,384	7,171,886	6,905,143

Accretion expense [Note 5]	26,058	-	26,058	-
Change in fair value of derivative liabilities [Note 6]	(1,503)	-	(1,503)	-
NET LOSS BEFORE INCOME TAXES	(2,371,005)	(2,172,248)	(6,468,720)	(6,769,505)

Income taxes	-	-	-	-
NET LOSS BEFORE DIVIDENDS	(2,371,005)	(2,172,248)	(6,468,719)	(6,769,505)
Less: Preferred stock dividends (Note 7)	23,671	-	23,671	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,394,676)	(2,172,248)	(6,492,391)	(6,769,505)

Translation adjustment	(234,820)	222,217	(273,735)	232,434

COMPREHENSIVE LOSS	(2,629,496)	(1,950,031)	(6,766,126)	(6,537,071)

LOSS PER SHARE, BASIC AND DILUTED	(0.066)	(0.064)	(0.181)	(0.206)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,176,520	33,892,765	35,826,398	32,884,003

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
September 30, 2019 (unaudited)	1	1	36,091,753	36,092	6,250	3,625	34,993,295	(793,878)	(39,137,210)	(4,898,075)

Issuance of preferred stock [Note 7]	6,000	6	-	-	-	-	5,999,994	-	-	6,000,000

Issuance of shares for services [Note 7]	-	-	200,000	200	96,328	60,687	97,800	-	-	158,687

Issuance of warrants for services [Note 7]	-	-	-	-	-	-	25,752	-	-	25,752

Issuance of warrants pursuant to promissory notes [Notes 5 and 7]	-	-	-	-	-	-	68,057	-	-	68,057

Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	155,702	-	-	155,702

Translation adjustment	-	-	-	-	-	-	-	(234,820)	-	(234,820)

Derivative liabilities adjustment	-	-	-	-	-	-	(793,129)	-	-	(793,129)

Net loss for the period	-	-	-	-	-	-	-	-	(2,394,676)	(2,394,676)

December 31, 2019 (unaudited)	6,001	7	36,291,753	36,292	102,578	64,312	40,547,471	(1,028,698)	(41,531,886)	(1,912,502)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
September 30, 2018 (unaudited)	1	1	33,330,607	33,331	32,083	80,216	30,935,575	(632,912)	(31,044,687)	(628,476)

Issuance of shares for private placement	-	-	1,025,534	1,026	-	-	1,218,511	-	-	1,219,537

Issuance of shares for services	-	-	46,666	47	179,583	67,134	60,752	-	-	127,933

Issuance of warrants for services	-	-	-	-	-	-	7,784	-	-	7,784

Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	372,523	-	-	372,532

Translation adjustment	-	-	-	-	-	-	-	222,216	-	222,216

Net loss for the period	-	-	-	-	-	-	-	-	(2,172,248)	(2,172,248)

December 31, 2018 (unaudited)	1	1	34,402,807	34,403	211,666	147,350	32,595,145	(410,696)	(33,216,935)	(850,731)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2019	1	1	35,361,656	35,362	62,085	91,497	33,889,917	(754,963)	(35,039,496)	(1,777,681)
Issuance of preferred stock [Note 7]	6,000	6	—	—	—	—	5,999,994	—	—	6,000,000
Issuance of shares for private placement [Note 7]	—	—	47,585	48	—	—	28,518	—	—	28,566
Issuance of shares for services [Note 7]	—	—	882,512	883	40,493	(27,186)	579,151	—	—	552,848
Issuance of warrants for services [Note 7]	—	—	—	—	—	—	125,376	—	—	125,376
Issuance of warrants pursuant to promissory notes [Notes 5 and 7]	—	—	—	—	—	—	68,057	—	—	68,057
Stock based compensation - ESOP [Note 7]	—	—	—	—	—	—	649,587	—	—	649,587
Translation adjustment	—	—	—	—	—	—	—	(273,735)	—	(273,735)
Derivative liabilities adjustment	—	—	—	—	—	—	(793,129)	—	—	(793,129)
Net loss for the period	—	—	—	—	—	—	—	—	(6,492,391)	(6,492,391)
Balance, December 31, 2019 (unaudited)	6,001	7	36,291,753	36,292	102,578	64,312	40,547,471	(1,028,698)	(41,531,886)	(1,912,502)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2018	1	1	31,857,546	31,858	20,250	69,963	27,161,985	(643,129)	(26,447,430)	173,247
Issuance of shares for private placement [Note 7]	—	—	1,944,853	1,945	—	—	3,037,535	—	—	3,039,480
Issuance of shares for services [Note 7]	—	—	372,996	373	191,416	77,387	948,197	—	—	1,025,957
Exercise of options for cash [Note 7]	—	—	164,574	165	—	—	(165)	—	—	—
Exercise of warrants for cash [Note 7]	—	—	62,838	63	—	—	50,772	—	—	50,835
Issuance of warrants for services [Note 7]	—	—	—	—	—	—	376,136	—	—	376,136
Stock based compensation - ESOP [Note 7]	—	—	—	—	—	—	1,100,685	—	—	1,100,685
Cash issuance costs [Note 7]	—	—	—	—	—	—	(80,000)	—	—	(80,000)
Translation adjustment	—	—	—	—	—	—	—	232,433	—	232,433
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	(6,769,505)	(6,769,505)
Balance, December 31, 2018 (unaudited)	1	1	34,402,807	34,403	211,666	147,350	32,595,145	(410,696)	(33,216,935)	(850,731)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 and 2018

(Expressed in US Dollars)

	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,492,391)	(6,769,505)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	649,587	1,100,686
Issuance of shares for services	552,848	1,025,958
Issuance of warrants for services, at fair value	125,376	376,136
Accretion expense	26,058	-
Change in fair value of derivative liabilities	(1,503)	-
Preferred stock dividends	23,671	-

Changes in operating assets and liabilities:
Accounts receivable	(420,431)	(123,836)
Inventory	(73,651)	(126,092)
Harmonized sales tax recoverable	(10,545)	(20,125)
Deposits and other receivables	72,006	(91,524)
Accounts payable and accrued liabilities	639,079	564,927
Net cash used in operating activities	(4,909,896)	(4,063,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	28,565	2,959,480
Issuance of preferred shares, net	6,000,000	-
Proceeds from exercise of warrants	-	50,835
Issuance of convertible promissory notes and short-term loans	3,436,110	-
Bank indebtedness	-	18,723
Net cash provided by financing activities	9,464,675	3,029,038

Effect of foreign currency translation	(264,664)	216,432

Net increase(decrease) in cash during the period	4,554,779	(1,034,337)

Cash, beginning of period	63,647	843,643

Cash, end of period	4,353,762	25,738

Supplementary Cash Flow Information
Interest paid	335,752	4,854
Taxes paid	-	-

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 (Unaudited)

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Biotricity Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012.

The Company is engaged in research and development activities within the remote monitoring segment of preventative care. The Company is focused on a realizable healthcare business model that has an existing market and commercialization pathway. As such, the Company’s efforts to date have been devoted in building technology that enables access to this market through the development of a tangible product.

On February 2, 2016, the Company entered into an exchange agreement with 1061806 BC LTD. (“Callco”), a British Columbia corporation and wholly owned subsidiary (incorporated on February 2, 2016), 1062024 B.C. LTD., a company existing under the laws of the Province of British Columbia (“Exchangeco”), iMedical, and the former shareholders of iMedical Innovations, Inc. (“iMedical”) (the “Exchange Agreement”), whereby Exchangeco acquired 100% of the outstanding common shares of iMedical, taking into account certain shares pursuant to the Exchange Agreement as further explained in Note 7 to the unaudited condensed consolidated financial statements. These subsidiaries were solely used for the issuance of exchangeable shares in the reverse takeover transaction and have no other transactions or balances. After giving effect to this transaction, the Company acquired all iMedical’s assets and liabilities and commenced operations through iMedical.

As a result of the share exchange, iMedical became a wholly owned subsidiary of the Company. This transaction has been accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to February 2, 2016 are those of iMedical and are recorded at the historical cost basis. After February 2, 2016, the Company’s consolidated financial statements include the assets and liabilities of both iMedical and the Company and the historical operations of both after that date as one entity.

iMedical was incorporated on July 3, 2014 under the laws of the Province of Ontario, Canada.

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

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is commercializing its first product, while concurrently in development mode; it is operating a research and development program in order to develop, obtain regulatory approval for, and commercialize, other proposed products. The Company has incurred recurring losses from operations, and as at December 31, 2019, has an accumulated deficit of $41,531,886 and a working capital deficiency of $1,355,227. During the year ended March 31, 2019, the Company launched its first commercial sales program, using an experienced professional in-house sales team. The Company has developed and continues to pursue sources of funding that management believes, if successful, will be sufficient in supporting the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date these unaudited condensed consolidated financial statements are issued. As an example of this, pursuant to previously disclosed plans, the Company issued $6 million in preferred stock during the three months ended December 31, 2019. The Company has also issued promissory note and other net short-term funding, $4,261,810 of which was outstanding as at December 31, 2019 (Note 7). Since commencing commercialization of its first product, the Company has also demonstrated in each successive reporting period that the technology fee revenues earned through commercialization of this product recur and grow, on the basis of continued and growing market penetration of its sales, and growing and recurring utilization of its technology services.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options, and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2019 and 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes and short-term loans, accounts payable, accrued liabilities, and derivative liabilities. The Company’s cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 2, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Leases

On April 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner like previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 9 for further discussion.

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

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has completed the assessment and there is no significant impact on the consolidated financial statements.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2019 $	As at March 31, 2019 $
Accounts payable	1,245,940	878,453
Accrued liabilities	823,536	522,189
	2,069,476	1,400,642

Accounts payable as at December 31, 2019, and March 31, 2019 include 203,719 and 277,278, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

5. CONVERTIBLE PROMISSORY NOTES

Prior to April 1, 2016, pursuant to a term sheet offering of up to $2,000,000, the Company issued convertible promissory notes to various accredited investors amounting to $1,368,978 in face value. These notes had a maturity date of 24 months and carried an annual interest rate of 11%. The note holders had the right to convert any outstanding and unpaid principal portion of the note, and accrued interest, into fully paid and non-assessable shares of common stock any time until the note was fully paid. The notes had a conversion price initially set at $1.78. Upon any future financings completed by the Company, the conversion price was to reset to 75% of the future financing pricing. These notes did not contain prepayment penalties upon redemption. These notes were secured by all the present and after acquired property of the Company. However, the Company could force conversion of these notes, if during the term of the agreement, the Company completed a public listing and the common share price exceeded the conversion price for at least 20 consecutive trading days. At the closing of the notes, the Company paid cash (7%) and issued warrants (7% of the number of common shares into which the notes may be converted) to a broker. The broker received 3% in cash and warrants for those investors introduced by the Company. The warrants had a term of 24 months and a similar reset provision based on future financings.

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

$
Accreted value of convertible promissory notes as at December 31, 2015	783,778
Face value of convertible promissory notes issued during March 2016	175,000
Discount recognized at issuance due to embedded derivatives	(74,855)
Accretion expense for three months March 31, 2016	73,572
Accreted value of convertible promissory notes as at March 31, 2016	957,495
Accretion expense - including loss on conversion of $88,530	411,483
Conversion of the notes transferred to equity	(1,368,978)
Accreted value of earlier convertible promissory notes at December 31 and March 31, 2019	-

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

On May 31, 2017, all Bridge Notes, having a face value of $2,436,406, were converted into Units of a private placement offering of the Company’s common stock:

$
Accreted value of Bridge Note as of March 31, 2017	1,556,990
Accretion expense	879,416
Conversion of Bridge Notes transferred to equity (Note 7, c)	(2,436,406)
Face value of Bridge Notes as of December 31, 2019 and March 31, 2019	-

The embedded conversion features and reset feature in the notes and broker warrants were initially accounted for as a derivative liability based on FASB guidance that was current at that time (see Note 6).

During the nine months ended December 31, 2019, the Company borrowed $2,231,652, in promissory notes from certain of its accredited investors, in addition to $867,699 borrowed during the fiscal year ended March 31, 2019. These notes are generally for a 1-year term at interest rates of between 10%, and 12% with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. Management has evaluated the terms of these notes in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes. Pursuant to certain promissory notes issuance, warrants to purchase the Company’s shares of common stock were granted, and the Company has determined the fair value of those warrants and bifurcated $68,057 from the proceeds received during the nine months ended December 31, 2019 with a credit to additional paid-in capital. (Note 7). For the nine months ended December 31, 2019, accretion of interest in the amount of $26,058 was charged to the statement of operations.

On December 31, 2019, the Company has also borrowed $1,204,458 from certain of its investors on a short-term basis pending issuance of additional convertible promissory notes, doing so at interest rates between zero and 10%.

General and administrative expenses include interest expense on the above notes of $113,781 and $211,963, respectively, for the three and nine months ended December 31, 2019 (nil for the corresponding periods of 2018).

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

Total
$
Derivative liabilities as at March 31, 2017	2,163,884
Derivative fair value at issuance	3,569,249
Transferred to equity upon conversion of notes (Notes 5 and 7)	(1,700,949)
Change in fair value of derivatives	42,128
Derivative liabilities as at June 30, 2017 (pre-adoption)	4,074,312
Adjustments relating to adoption of ASU 2017-11
Reversal of fair value	(21,540)
Transferred to accumulated deficit	(483,524)
Transferred to additional paid-in-capital	(3,569,248)
Derivative liabilities as at March 31, 2019 (post ASU 2017-11 adoption)	-

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	103% – 118%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$2.50 and $2.70

The projected annual volatility curve for valuation at issuance and period end was based on the comparable company’s annual volatility. The Company used market trade stock prices at issuance and period end date.

As explained in Note 7, during the three months ended December 31, 2019, pursuant to issuance of shares of its Series A preferred stock, the Company analyzed the compound features of variable conversion and redemption embedded in this instrument, for potential derivative accounting treatment on the basis of ASC 820–10–35–37 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities) and Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument and treated as a derivative liability, to be measured at fair value.

Total
$
Derivative liabilities as at issuance of Series A preferred stock	793,129
Change in fair value of derivatives	(1,053)
Derivative liabilities as at December 31, 2019	791,626

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	0.62% – 1.14%
Volatility	118.8% – 120.0%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$0.6301 to $0.745

7. STOCKHOLDERS’ DEFICIENCY

a) Authorized stock

As at December 31, 2019, the Company is authorized to issue 125,000,000 (March 31, 2019 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2019 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2019 – nil) are designated shares of Series A preferred stock ($0.001 par value).

At December 31, 2019, there were 32,410,330 (March 31, 2019 – 31,048,571) shares of common stock issued and outstanding. Additionally, at December 31, 2019, there were 3,881,423 (March 31, 2019 – 4,313,085) outstanding exchangeable shares. There is currently also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

In December 2019, the Company issued 6,000 shares of Series A preferred stock, which was outstanding as at December 31, 2019.

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

Share issuances during the three and nine months ended December 31, 2019

In December 2019, the Company issued 6,000 shares of Series A preferred stock in a private placement for gross proceeds of $6,000,000 (also refer to Note 6). The shares are convertible into common stock of the Company at a conversion price equal to the greater of $0.001 or a 15% discount to the 5-day volume weighted price at the time of conversion. The conversion rights commence 24 months after issuance, but conversion is limited to 5% of the aggregate purchase price of the holder on a monthly basis thereafter. Alternatively, the shares are convertible into common stock at a 15% discount to any qualified future common stock financing conducted by the Company. The Company may redeem the shares after 1 year for 110% of the purchase price plus accrued dividends. The company has accrued preferred stock dividends in amount of $23,761 for period ended December 31, 2019.

During the three and nine months ended December 31, 2019, the Company issued common shares as part of a series of closings under a registered offering, for gross proceeds of nil and $28,566, respectively, through the issuance of nil and 47,585 common shares during those respective periods.

During the three and nine months ended December 31, 2019, the Company also issued an aggregate of 200,000 and 882,512 shares of its common stock, respectively, as compensation. The fair value of these shares, in amount of $158,687 and $552,848, was determined by using the market price of the common stock as at the date of issuance and the Company has recognized the expenses with corresponding credit to common shares and additional paid-in-capital for the three and nine months ended December 31, 2019 respectively.

d) Shares to be issued

At December 31, 2019, the Company had recognized its obligation to issue a total of 102,578 shares of its common stock to a consultant and two sales and production advisors as compensation. The fair value of these shares amounted to $64,312 and has been expensed to research and development expenses and share-based compensation in the unaudited condensed consolidated statement of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

e) Warrant issuances and exercises

Warrant issuances during the year ended March 31, 2019

During the year ended March 31, 2019, the Company issued 849,601 warrants as compensation for advisor and consultant services, which were fair valued at $467,411 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nominal lattice model with an expected life of 2 to 3 years, a risk-free rate ranging from 2.13% to 2.81%, stock price of $0.48 to $4.15 and expected volatility of 97.8% to 141.1%.

Warrant issuances during the three and nine months ended December 31, 2019

During the three and nine months ended December 31, 2019, the Company issued 568,000 and 963,100 warrants, respectively, as compensation for advisor and consultant services and certain promissory noteholders (Note 5), which were fair valued at $93,809 and $193,433, respectively. Warrants issued to advisors and consultants were expensed in general and administrative expenses and amounted to $25,752 and $125,376, respectively, for the three and nine months ended December 31, 2019. Warrants issued to promissory notes holders were credited to additional paid-in capital in amount of $68,057 (Note 5). Their fair value has been estimated using a multi-nomial lattice model with an expected life of 2 to 3 years, risk free rates of 1.39% to 1.59%, stock price of $0.55 to $0.60 and expected volatility of 116.5% to 129.4%.

Warrant exercises during the year ended March 31, 2019

During the year ended March 31, 2019, 62,838 warrants issued to consultants and advisors were exercised at an average exercise price of $0.81, such that the Company received cash proceeds of $50,835.

Warrant exercises during the three and nine months ended December 31, 2019

No warrants were exercised during the three and nine months ended December 31, 2019.

Warrant issuances, exercises and expirations or cancellations during the three months ended December 31, 2019 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant and Noteholder Warrants		Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2018	384,152	669,972	*	2,734,530	1,163,722	4,952,376

Less: Exercised	(62,838)	-		-	-	(62,838)
Less: Expired/cancelled	-	(31,250)		-	-	(31,250)
Add: Issued	-	65,000		-	-	65,000
As at June 30, 2018	321,314	703,722	*	2,734,530	1,163,722	4,923,288

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	-		-	-
Add: Issued	-	393,333		-	-	393,333
As at September 30 2018	321,314	1,097,055	*	2,734,530	1,163,722	5,316,621

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(126,250)		-	-	(126,250)
Add: Issued	-	50,000		-	-	50,000
As at December 31, 2018	321,314	1,020,805	*	2,734,530	1,163,722	5,240,371

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(184,916)		-	-	(184,916)
Add: Issued	-	341,268		-	-	341,268
As at March 31, 2019	321,314	1,177,157	*	2,734,530	1,163,722	5,396,723

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(5,000)		-	-	(5,000)
Add: Issued	-	83,750		-	-	83,750
As at June 30, 2019	321,314	1,255,907	*	2,734,530	1,163,722	5,475,473

Less: Exercised	-	-		-	-	-
Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(10,000)		-	-	(10,000)
Add: Issued	-	311,350		-	-	311,350
As at September 30, 2019	321,314	1,557,257	*	2,734,530	1,163,722	5,776,823

Less: Expired/cancelled	-	(35,000)		-	-	(35,000)
Add: Issued	-	568,000		-	-	568,000
As at December 31, 2019	321,314	2,090,257	*	2,734,530	1,163,722	6,309,823

Exercise Price	$0.78-$3.00	$0.48-$7.59		2.00	3.00
Expiration Date	March 2022 to July 2022	January2020 to December 2022		March 2020 to November 2022	April 2020 to July 2020

*Consultant Warrants include warrants issued to certain noteholders, as well as directors and officers of the Company who were not members of the Company’s options plan at the time of issuance. As at December 31, 2019, Consultant Warrants include an aggregate of 538,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan. Subsequent to December 31, 2019, 25,000 warrants issued to consultants expired unexercised.

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

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018	164,590	0.0001
Exercised	(164,590)	0.0001
Outstanding as of December 31 and March 31, 2019	-

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

2016 Equity Incentive Plan

On February 2, 2016, the Board of Directors of the Company approved the 2016 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Plan seeks to achieve this purpose by providing for awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and other stock-based awards.

The Plan shall continue in effect until its termination by the board of directors or committee formed by the board; provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date. The maximum number of shares of stock that may be issued under the Plan is equal to 3,750,000 shares; provided that the maximum number of shares of stock that may be issued under the Plan pursuant to awards shall automatically and without any further Company or shareholder approval, increase on January 1 of each year for not more than 10 years from the effective date, so the number of shares that may be issued is an amount no greater than 15% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

During July 2016, the Company granted an officer options to purchase an aggregate of 2,499,998 shares of common stock at an exercise price of $2.20 subject to a 3-year vesting period, with the fair value of the options being expensed over a 3-year period. Two additional employees were also granted 175,000 options to purchase shares of common stock at an exercise price of $2.24 with a 1-year vesting period, with the fair value of the options being expensed over a 1-year period. One additional employee was also granted 35,000 options to purchase shares of common stock at an exercise price of $2.24 with a 2-year vesting period, with the fair value of the options expensed over a 2-year period.

During the year ended March 31, 2019, an additional 1,437,500 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years.

During the year ended March 31, 2019, an additional 270,521 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years. During the year ended March 31, 2019, the Company recorded stock-based compensation of $1,451,261 in connection with ESOP 2016 Plan (March 31, 2018 - $1,002,201) under general and administrative expenses with corresponding credit to additional paid in capital.

During the three and nine months ended December 31, 2019, the Company granted 39,000 and 44,000 options, respectively, to employees, as performance-based compensation.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	4,418,019	3.1436
Exercised	-	-
Outstanding as of June 30 and March 31, 2019	4,418,019	3.1436
Granted	44,000	0.6100
Exercised	-	-
Outstanding as of December 31, 2019	4,462,019	3.1186

During the three and nine months ended December 31, 2019, the Company recorded stock-based compensation of $155,702 and $649,587, respectively, in connection with the 2016 equity incentive plan ($372,523 and $1,100,686 for the three and nine months ended December 31, 2018) under general and administrative expenses with a corresponding credit to additional paid in capital.

The fair value of each option granted is estimated at the time of grant using multi-nomial lattice model using the following assumptions:

	2019	2017-2018	2016-2017	2015-2016
Exercise price ($)	0.55-0.63	1.24-7.59	2.00 – 2.58	0.0001
Risk free interest rate (%)	1.39-2.5	1.98-2.81	0.45 - 1.47	0.04 - 1.07
Expected term (Years)	3	3	1 - 3	10
Expected volatility (%)	114.3 to 129.4	97.8-145.99	101 – 105	94
Expected dividend yield (%)	0	0	0	0
Fair value of option ($)	0.217	0.6	0.88	0.74
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00 – 5.00	5.00 - 20.00

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the unaudited condensed financial statements, related party transactions are as follows:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
	$	$	$	$
Salary and allowance*	144,139	180,333	423,330	544,106
Stock based compensation**	124,774	316,544	558,303	1,060,712
Total	268,913	496,877	981,633	1,604,818

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

The Company adopted ASC 842 – Leases using the modified retrospective cumulative catch-up approach beginning on April 1, 2019. Under this approach, the Company did not restate its comparative amounts and recognized a right-of-use asset equal to the present value of the future lease payments. The Company elected to apply the practical expedient to only transition contracts which were previously identified as leases and elected to not recognize right-of-use assets and lease obligations for leases of low value assets.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate at April 1, 2019. The weighted-average-rate applied is 10%.

$
Operating lease right-of-use asset - initial recognition	413,236
Amortization for the nine-month period	(99,176)
Balance as of December 31, 2019	314,060

Operating lease obligation - initial recognition	413,236
Repayment	(94,242)
Balance as of December 31, 2019	318,994

Current portion of operating lease obligation	206,286
Noncurrent portion of operating lease obligation	112,708

The operating lease expense was $57,735 and $116,642 for the three and nine months ended December 31, 2019 and included in the General and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at December 31, 2019.

$
Less than one year	226,767
Beyond one year	115,059
Total undiscounted lease obligations	341,826

10. CONTINGENCIES

There are no unrecorded claims against the company that were assessed as significant, which were outstanding as at December 31, 2019. Consequently, no provision for such has been recognized in the unaudited condensed consolidated financial statements.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 13, 2020, the date the unaudited condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In January 2020, the Company and holders of certain promissory notes entered into agreements pursuant to which approximately $1.8 million in promissory notes from long-term private investors were exchanged for the Company’s Series A preferred shares, bringing the invested dollar value of the cumulative 7,780 preferred shares issued to approximately $7.8 million.

In January and February 2020, the Company issued 183,439 shares of common stock to consultants, and included in the issuance, 93,961 shares were converted from exchangeable shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: (a) any fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; (f) competition in the Company’s existing and potential future product lines of business; (g) the Company’s ability to obtain financing on acceptable terms if and when needed; (h) uncertainty as to the Company’s future profitability; (i) uncertainty as to the future profitability of acquired businesses or product lines; and (j) uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as may be required under applicable law. Past results are no guaranty of future performance. Any such forward-looking statements speak only as of the dates they are made. When used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q (the “Financial Statements”).

Company Overview

Biotricity Inc. (“Company”, “Biotricity”, “we”, “us” or “our”)

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT, while providing our chosen markets with the capability to also perform other cardiac studies.

We developed our Bioflux® MCT technology, comprised of a monitoring device and software components, which we have commercialized and made available to the market since April 6, 2018. The Company engaged in a limited market release of this technology for the twelve months following launch in order to assess, establish and develop sales processes and market dynamics. As of April 1, 2019, the Company completed its limited market release and to focus its commercialization efforts on sales growth and expansion. We have since expanded our sales efforts to 11 key states, with intention to expand further and compete in the broader US market using an insourcing business model. This business model is applicable to a large portion of the total available market, which can include hospitals, physicians’ offices and other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth and increasing revenues.

We are a technology company focused on earning utilization-based recurring technology fee revenue. The Company’s ability to grow this type of revenue is predicated on the size and quality of its sales force and their ability to penetrate the market and place devices with clinically focused, repeat users of its cardiac study technology. The Company plans to grow its sales force in order to address new markets and achieve sales penetration in the markets currently served. The Company has also developed or is developing several other ancillary technologies, which will require application for further FDA clearances, which the Company anticipates applying for within the next to twelve months.  Among these are:

26

●

advanced ECG analysis software that can analyze and synthesize patient ECG monitoring data with the purpose of distilling it down to the important information that requires clinical intervention, while reducing the amount of human intervention necessary in the process;

●	the Biotres patch solution, which will be a novel product in the field of Holter monitoring;
●	the Bioflux® 2.0, which is the next generation of our award winning Bioflux®

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

Critical Accounting Policies

The unaudited condensed consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals and valuation of derivatives, convertible promissory notes, stock options and warrants, as well as assumptions used by management in its assessment of liquidity. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2019.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes and short-term loans, accounts payable and accrued liabilities, and derivative liabilities. The Company’s cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 2, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has completed the assessment and there is no significant impact on consolidated financial statements.

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

Results of Operations

Gross revenues earned by the Company for the three and nine months ended December 31, 2019 reflect a strong growth trajectory. Gross revenues for this three-month period are 225% higher than those of the corresponding three-month period of the prior year. The Company has earned gross revenues during this three-month period that equate to 96% of the gross revenues earned in its entire 12-month fiscal year ended March 31, 2019.

We are a technology company focused on earning utilization-based recurring technology fee revenue. On a year-to-date basis, technology fee revenues grew by over 500% for the nine months ended December 31, 2019 when compared to the corresponding period of the prior year. Based on its current sales profile, approximately 65% of its revenues are utilization-based annual recurring revenues (ARR), and this component of gross revenue is expected to increase, in both absolute and percentage terms, over time. Despite seasonally lower volume expectations, this technology fee revenue has increased by 28% in the three months ended December 31, 2019, when compared to the immediately preceding three-month period.

The fiscal year ended March 31, 2019 was the first year of commercialization of the Bioflux® MCT device, which was launched in April 2018, after receiving its second and final required FDA clearance in December 2017. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales. We then commenced a limited market release of our product by identifying potential anchor clients who could be early adopters of our technology. We physically located our salespersons at those medical offices to ensure successful launch of our services and the implementation of proper workflow. Based on our success, in April 2019, we decided to expand sales of the product beyond limited release by doubling the size of our salesforce and our geographic footprint to 11 US states, and the sales pipeline of our product has begun to grow.

In line with its strategy, during the nine months ended December 31, 2019, Biotricity continues to grow deployment of its fleet of remote patient monitoring devices. This has resulted in combined device sales and technology fee revenues of $381,899 and $1,054,805 for the respective three- and nine-month periods then ended.

During these same periods, Biotricity incurred a net loss of $2,394,676 and $6,492,391 (loss per share of 0.066 and 0.181 cents per share, respectively). During this period of initial commercialization of the Bioflux®, we devoted, and expect to continue to devote, significant resources in the areas of capital expenditures and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

Three and Nine Months Ended December 31, 2019 and December 31, 2018

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

During the three months ended December 31, 2019, the Company earned total gross revenues of $381,899 compared with $117,640 for the three months ended December 31, 2018. During the nine months ended December 31, 2019 the Company earned total gross revenues of $1,054,805 compared with $220,060 for the nine-month period ended December 31, 2018. Given consistent utilization of our devices to perform patient cardiac studies, the Company’s technology fees are expected to be a source of recurring revenues that grow in concert with market penetration. Technology fees earned during the three-month and nine-month periods ended December 31, 2019 grew by 311.4% and 504.3% respectively, from those of the immediately preceding year.

Total operating expenses for the three-and nine-month periods ended December 31, 2019 were $2,627,567 and $7,171,886 compared to $2,262,384 and $6,905,143, respectively, for the three-and nine-month periods ended December 31, 2018, as further described below.

For the three-and nine-month period ended December 31, 2019, we incurred general and administrative expenses of $2,179,928 and $6,292,225 compared to $1,861,113 and $6,015,942, respectively for the three-and nine-month periods ended December 31, 2018. The net increases relate to increased borrowing costs associated with using promissory note and short-term loan funding, as well as increased marketing and professional fees. Management anticipates higher general administrative costs as it associated with commercialization, including the building of a new sales force, as well as administrative and engineering staff to support customer deployment and further development of our products and processes.

For the three-and nine-month periods ended December 31, 2019, we incurred research and development expenses of $447,639 and $879,661 compared to $401,271and $889,201, for the three-and nine-month periods ended December 31, 2018. Subsequent to obtaining FDA clearance of our first product, we continue to develop future remote patient monitoring technologies to add to our platform. In parallel with this, we are enhancing our commercialized products by implementing artificial intelligence that learns from the monitoring data that is being processed in real time, in order to be able to reduce the amount of human intervention that would otherwise be required to process reporting of cardiac events to the clinics that prescribe and supervise the cardiac studies.

Net Loss

The Company incurred net losses of $2,394,676 and $6,492,391 for the three and nine months ended December 31, 2019, compared to net losses of $2,172,248 and $6,769,505 during the corresponding periods ended December 31, 2018. This resulted in a loss per share of $0.066 and $0.181, respectively, for the three and nine months ended December 31, 2019.

Translation Adjustment

The translation adjustment for the three-and nine-month periods ended December 31, 2019 was a loss of $234,820 and a loss of $273,735, respectively, as compared to a gain of $222,217 and a gain of $232,434, for the corresponding respective periods ended December 31, 2018. Translation adjustments represent gains and losses that result from the translation of currency in the financial statements, from the functional currency of certain of our accounting records, which are denominated in Canadian dollars to the reporting currency, which is in U.S. dollars.

Liquidity and Capital Resources

The Company is in commercialization mode, while continuing to pursue the development of its next generation MCT product as well as other future product development.

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

As a result of its being in development and commercialization mode, the Company has incurred recurring losses from operations, and as at December 31, 2019, has an accumulated deficit of $41,531,886. Management has focused the Company on increasing its liquidity through continued business development and a demonstration of a strong and growing technology fee revenue pipeline. The Company has developed and continues to pursue sources of equity and debt funding that include but are not limited to those described below.

To sustain its plans during this period of Company development and growth, the Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for one year from the date the unaudited condensed consolidated financial statements included in this report are issued. As an example of this, pursuant to previously disclosed plans, the Company issued $6 million in preferred shares during the three months ended December 31, 2019. The Company has also issued promissory note and other net short-term funding, $4,261,810 of which was outstanding as at December 31, 2019. Since commencing commercialization of its first product, the Company has also demonstrated in each successive reporting period that the technology fee revenues earned through commercialization of this product recur and grow, on the basis of continued and growing market penetration of its sales, and growing and recurring utilization of its technology services. Management anticipates that growth in this revenue trajectory will also serve to improve the Company’s liquidity position. During the nine months ended December 31, 2019, the Company has also issued shares of common stock, or arrange for them to be issued, as compensation to consultants that provide contractual services. This is a cost-saving strategy that favorably impacts the Company’s need for liquidity and capital resources; shares issued or to be issued to pay for these services were valued at $552,848.

We expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures. We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux® and Biolife (a consumer-friendly version). Based on our current operating plans, we will require approximately $4 million ($7 million in order to accelerate commercialization) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux® in its next generation, in addition to including marketing, sales, regulatory and clinical costs to better introduce the product into the marketplace. We anticipate requiring an additional $4 million to hire a larger sales force and complete the development of future technologies that will help our platform increase penetration in new and existing markets, and expand our intellectual property platform.

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

Net Cash Used in Operating Activities

During the nine months ended December 31, 2019, we used cash in operating activities of $4,909,896 compared to $4,063,375 for the nine months ended December 31, 2018. These activities involved expenditures undertaken on business development, marketing and operating activities, as well as continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $9,464,675 for the nine months ended December 31, 2019 compared to $3,029,038 for the nine months ended December 31, 2018. Financing activities during the nine months ended December 31, 2019 related to mostly to the issuance of preferred shares, promissory notes and short-term loans, whereas activities of the corresponding prior year period related to the establishment of the Company’s $25 million equity line funding facility.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the three months periods ended December 31, 2019 or 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1 XBRL Instance.*

101.SCH XBRL Taxonomy Extension Schema.*

101.CAL XBRL Taxonomy Extension Calculation.*

101.DEF XBRL Taxonomy Extension Definition.*

101.LAB XBRL Taxonomy Extension Labels.*

101.PREXBRL Taxonomy Extension Presentation.*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February 2020.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

