Form 10-K
period 2020-03-31
BIOTRICITY INC.
filed 2020-07-15
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

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

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,260,620.

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 10, 2020, was 33,384,753 (not including 3,788,062 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2020

Explanatory Note

Biotricity Inc. (the “Company”) previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 26, 2020 (the “Current Report”) to avail itself of the relief provided by Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules thereunder dated March 4, 2020 (Release No. 34-88318) (the “Order”) to delay the filing of its Annual Report on Form 10-K for the year ended March 31, 2020 (the “Report”) due to circumstances related to COVID-19. In particular, COVID-19 has caused disruptions in travel, limiting in-person attendance of staff and professional advisors at the Company’s offices during the period in which, in the normal course, staff would otherwise prepare and auditors would audit the Company’s financial results, including attendance at a physical inventory count. This in turn delayed the preparation and filing of the Report. Notwithstanding the foregoing, the Company indicated its intention to file the Report no later than July 15, 2020, notwithstanding the fact that the Order allows until August 13, 2020 (45 days from the Report’s original filing deadline).

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

We have developed our Bioflux MCT technology, which is comprised of a monitoring device and software component, and is currently commercialized and available in the market since April 6, 2018. The twelve months following launch was a limited market release where the company focused on the sales and market dynamics. After an initial limited market release, we entered the fiscal year which commenced on April 1, 2019, by expanding our sales force and the geographic footprint in which we sell in order to focus on sales growth and expansion. Currently, we are experiencing double digit growth in sales activity and an above 80% re-order rate. The Company is focused on bringing value to the markers it services through its initial offer of a state of the art solution that allows clinicians enhanced tools for the monitoring and diagnosis of cardiac arrhythmias, and an ability to achieve enhancement of patient outcomes, improved patient compliance, and reduction of healthcare costs; these factors are expected to drive growth and increase revenues.

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

iMedical was incorporated on July 3, 2014 under the Canada Business Corporations Act. On February 2, 2016, we completed the acquisition of iMedical and moved the operations of iMedical into Biotricity Inc. through a reverse take-over.

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

We launched a limited market release of our MCT diagnostic device and software solution in April 2018. In April 2019, we expanded our sales efforts to 11 key states, with intention to expand further and compete in the broader US market using an insourcing business model. This business model is applicable to a large portion of the total available market, which can include hospitals, physicians’ offices and other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state of the art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. Our initial device offering intends to revolutionize the MCT market by providing a convenient, cost-effective, integrated MCT solution, inclusive of both software and hardware for physician providers and their patients. Biotricity, however, has a broader strategic vision to offer an ecosystem of technologies that engage the patient-user and their medical practitioner(s) in sustained monitoring, diagnosis, communication and pro-active treatment of patient chronic care conditions. Our core solution is designed as a platform to encompass multiple segments of the remote monitoring market, and the future growth of that market.

Our initial device offering intends to transform the MCT market by providing a convenient, cost-effective, integrated MCT solution, inclusive of both software and hardware for physician providers and their patients. Biotricity, however, has a broader strategic vision to offer an ecosystem of technologies that engage the patient-user and their medical practitioner(s) in sustained monitoring, diagnosis, communication and pro-active treatment of patient chronic care conditions. Our core solution is designed as a platform to encompass multiple segments of the remote monitoring market, and the future growth of that market.

Market Opportunity

ECGs are a key diagnostic test utilized in the diagnosis of cardiovascular disease, the number one cause of death worldwide. The global ECG market is growing at a CAGR of 5.6%, and, assuming the U.S. continues to hold approximately 27% of the global market (based on 2017 statistics), approximately $1.8 billion would be attributed to the US ECG market1 ,2. In the US in 2016, statistics show that there were 121.5 million adults3 living with cardiovascular disease, whereas 28.2 million adults4 had been diagnosed with the disease. The increasing market size is attributed to an aging population and an influx in chronic diseases related to lifestyle choices.

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

Of the MCT systems currently available in the market, most are owned by IDTFs who employ an outsourcing business model, focused on providing clinical services for which they can earn reimbursement; this means that they would typically not sell their services to physicians. Some MCT providers choose to sell their solution by charging high prices for devices and upfront software costs, as well as a per cardiac study monitoring fee. Among these are solutions that are not scalable; some lack monitoring software, requiring a customer to acquire third party software and incur integration expenses. These would require an investment by the physician, to incur upfront costs that would take time to recoup before profits are realized. The only other model available in the market is based on a monthly fee for technology and devices, irrespective of usage, forcing the physician to pay whether the technology is used or not.

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

Our Bioflux MCT solution is comprised of a uniquely designed monitoring device and an ECG reporting software component. We believe the Bioflux solution will:

●	provide a revenue model for physicians that fits within the established insurance billing practices, with recurring reimbursements to doctors, hospitals and IDTFs, since the device can be washed and used multiple times on multiple patients requiring an MCT study;

●	provide built-in cellular connectivity, enabling immediate alert to user in the event of an emergency;

●	provide motion tracking to detect exercise, activity, and disorientation; and

●	incorporate technology that is future-ready, in that its form and function enables opportunities to develop and use technologies adjacent to the MCT market.

Following Bioflux, the Company is finalizing development of several breakthrough technologies in 2020, including:

●	Biotres, a revolutionary ECG Holter solution that addresses the limitations of existing solutions in the Holter market, with built-in connectivity, ability to recharge, and 3 channels (instead of 1). Biotres leverages the capabilities of Bioflux while allowing for the traditional approach of short-term monitoring. Biotres is currently undergoing lab testing, the final step before preparing an FDA filing that is planned in the coming months.

●	Advanced ECG Analysis Software, with significantly improved analytics that enhance the ability to identify anomalies. When cleared by the FDA and implemented, the new software will significantly reduce human intervention in monitoring, thereby reducing cost and analysis time of a representative average study from 5 minutes to 30 seconds. This tenfold improvement will be critical in allowing the company to expand its capabilities to handle larger and larger patient cardiac study volumes while making better use of its valuable human capital resources.

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

We believe that Bioflux’s revenue model, which is a platform or technology as a service model (PAAS or TAAS), is a significant and disruptive departure from the pricing and reimbursement strategies of the existing competitors in the MCT market, which apply an outsourced model to MCT diagnostics, where the entire procedure and reimbursement is restricted to an outsourced model; the MCT solutions provider takes over the clinical responsibilities and earns the reimbursement and pays the physician a small administrative stipend. Bioflux’s revenue and insourced business model entail differentiators that are expected to create barriers to entry for other competitors seeking to emulate our strategy.

On October 18, 2016, we announced that we have received a 510(k) clearance from the U.S. Food and Drug Administration for the software component of our Bioflux solution. On completion of required testing and submission of results, on December 18, 2017 we announced that we received our second 510(k) clearance for our Bioflux device, thereby achieving the final FDA requirement needed for Biotricity to bring Bioflux to the U.S. market. On April 6, 2018, we began a limited market release with a roll-out of our first devices to cardiologists, physicians, research scientists and other opinion leaders related to the Company. Our first year was focused on ensuring reimbursement was in place and our workflow aligned with customer needs. In 2019, we moved into an official launch to strategically target our addressable market of approximately 2,213 physician offices (approximately 1% of all physician offices in the U.S.), 58 hospitals (approximately 1% of all hospitals in the U.S.), and 30 IDTFs (an estimated 1% of all IDTFs in the U.S.). To do this, we will invest in the hiring of top caliber sales professionals with a proven track record in cardiac technology and device sales, and strong business relationships with providers of cardiac medical services.

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

Preventative Care. It is widely reported that chronic illnesses related to lifestyle diseases are on the rise, resulting in increased healthcare costs. This has caused a major shift in the US healthcare market, emphasizing a need for evidence-based healthcare system focused on overall health outcomes. Patient compliance is a critical component in driving improved health outcomes, where the patient adheres to and implements their physician’s recommendation. Unfortunately, poor patient compliance is one of the most pressing issues in the healthcare market. One of the key contributing factors to this is the lack of a feedback mechanism to measure improvement and knowledge. Studies show that poor patient compliance costs the US healthcare system $100 to $289 billion annually1, representing 3% to 10% of total US healthcare costs2 . Studies have proven that regular monitoring of chronic care conditions improves patient outcomes in the form of lower morbidity rates and reduce the financial burden on the healthcare system by empowering preventative care. The Company has developed a technology that will support medical practitioners as they gather data and regularly monitor and treat patients with two or more of the top ten chronic care conditions that plague individuals. We expect that Biocentrix, our planned third product, will be focused on filling this need by developing a clinically relevant, preventative care and disease management solution for the consumer. A key underlying component of Biocentrix is expected to be the ability to measure patient improvements—with clinical accuracy—which will drive feedback and eventual patient compliance. This approach is implemented in our development process by focusing on a disease/chronic illness profile, as opposed to a customer profile. We are focused on cardiovascular disease for its first preventative care solution since Bioflux is aimed at the same health segment. This will enable us to leverage the knowledge and expertise gained with Bioflux and apply it to Biocentrix.

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

Holter and Event Monitoring. The Holter and Event Loop monitors are significantly simplified versions of an MCT device without a cellular connectivity solution. Holter and Event Loop monitors require data to be downloaded manually, for test periods of 24 hours to 30 days. The Bioflux MCT device software has been adjusted to be able to be used as a Holter or an Event loop monitor, which has already opened up the Holter and Event Loop monitor markets, by combining with Bioflux’s global cellular chipset to become a 3 in 1 device that is applicable to the global event monitoring market. However, the Company is also developing new technology that is applicable to this space which will continue to adhere to the Company’s revenue model of deriving income from technology fees.

The key leading technologies in the Holter market are patch devices that take the form of a large bandaid and can be mailed back or returned to the physician for data retrieval. They lack connectivity, have only one channel of data, and cannot be charged but are convenient for low risk patients. Responding to our customer needs, the Company has developed a new technology that is applicable to this space which will continue to adhere to the Company’s revenue model of deriving income from technology fees. This product is known as the Biotres and it addresses the shortcomings of existing solutions by adding connectivity, the ability to charge, and improved data through 3 channels, while maintaining patient convenience. The Biotres is currently undergoing lab testing in preparation for an FDA filing.

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

We initially acquired a customized version FDA cleared ECG reporting software, for use in MCT, from CardioComm Solutions Inc., for the exclusive use of Bioflux in the MCT market (limited only by pre-existing relationships). Because of customer needs that exceeded the capabilities of the software, we independently developed our own software and are no longer using their software and are therefore not seeking its exclusive use. The original contract called for a minimum annual royalty of one-hundred and fifty thousand Canadian dollars, which management feels is not enforceable in this context. Notwithstanding this, the Company has prepaid royalty fees as part of the inception of the contract, which it did not fully recoup and has written off. It has also accrued for payment of a $60,000 bonus called for in the initial contract which may be payable on the basis of FDA clearance of the Bioflux.

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

We also may from time to time rely on other intellectual property developed or acquired, including patents, technical innovations, laws of unfair competition and various other licensing agreements to provide our future growth and to build our competitive position. We have filed an industrial design patent in Canada, and we may decide to file for additional patents as we continue to expand our intellectual property portfolio. However, we can give no assurance that competitors will not infringe on our patent or other rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right. We fully intend to vigorously defend our intellectual property and patents.

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

We incurred research and development costs of $1,363,235 for the fiscal year ended March 31, 2020 and $1,309,191 for the fiscal year ended March 31, 2019.

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

Depending on the classification of the device, before Biotricity can commercially distribute medical devices in the United States, it had to obtain, , either prior 510(k) clearance, 510(k) de-novo clearance or premarket approval (PMA), from the FDA unless a respective exemption applied. The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

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

Manufacturing and Suppliers

Until recently, we have focused primarily on research and development of the first generation version of the Bioflux, as well as starting the prototyping of Biocentrix and proposed marketing and distribution, we are not yet at a stage to commence volume production of our products. We currently assemble our devices at our Redwood City, California facility. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages.

We have a scalable manufacturing strategy and goals and use Providence Enterprises (herein “Providence”), which is an FDA qualified manufacturer for contract manufacturing. We do not have a contract with Providence or any obligation to use them (nor do they have any obligations with respect to us other than with respect to any specific orders we may make) and we enter into purchase orders for each manufacturing request we have with Providence, as we would with other vendors. Despite our working relationship with Providence, we intend to continue to identify and develop other efficient, automated, low-cost manufacturing capabilities and options to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to facilitate and absorb the near-free distribution of our products pursuant to our proposed business plan.

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

Employees

We currently have 24 full-time employees  and approximately 20 consultants who are based in our offices located in Silicon Valley, California and Toronto, Canada. These employees oversee day-to-day operations of the Company and, together with the consultants, support management, engineering, manufacturing, and administration. We have no unionized employees.

Subject to funding constraints, in 2020 and 2021, we plan to hire 20 to 25 additional full-time employees within the next 12 months, whose principal responsibilities  will be the support of our sales, marketing, research and development, and clinical development activities.

We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. The World Health Organization declared the COVID-19 outbreak a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. At this point, the overall extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

The COVID-19 pandemic may negatively affect our operations.

The COVID-19 pandemic may negatively affect our operations. The Covid-19 pandemic has resulted in social distancing, travel bans and quarantine, which has limited access to our facilities, customers, management, support staff and professional advisors and can, in future, impact our manufacturing supply chain. These factors, in turn, may not only impact our operations, financial condition and demand for our products but our overall ability to react in a timely manner, in order to mitigate the impact of this event.

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

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, the business, operating results and financial condition of the Company may be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenues. As a result, any significant reduction in revenues may immediately and adversely affect our business, financial condition and operating results.

We have, until recently, had no revenues and we cannot predict when we will achieve sustained profitability.

We have not been profitable and cannot definitely predict when we will achieve profitability. We have experienced net losses and have had no material revenues in the recent history. We do not anticipate generating significant revenues until we successfully continue to develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of any such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2020, we had an accumulated deficit of $46,364,364.

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

Our medical technology products and operations are subject to regulation by the FDA, Health Canada and other foreign and local governmental authorities. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products.

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

From time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our Class II medical products should be classified as Class III medical devices, we could be precluded from marketing the devices for clinical use within the United States for a period of time, the length of which depends on the specific change in the classification. Reclassification of our Class II medical products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

The success of Biotricity’s cardiac monitoring services will be dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing and communication capabilities. The monitoring solution relies on a third-party wireless carrier to transmit data over its data network. All data sent by our monitors via this wireless data network or via landline is expected to be routed directly to data centers and subsequently routed to the third-party ECG monitoring centers. We are therefore dependent upon third party wireless carrier to provide data transmission and data hosting services to us. If we lose wireless carrier services, we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

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

We will require additional funds to further develop our business plan. Based on our current operating plans, we plan to use $10 million in capital to fund our planned operations and sales efforts necessary to propel the commercialization of Bioflux into broader markets. We may choose to raise additional capital beyond this in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient planned revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for the development completion and introduction of our other planned products and technologies. Any such financing that we undertake will likely be dilutive to current stockholders.

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

Our future success will depend upon the continued service of Waqaas Al-Siddiq, our President and Chief Executive Officer. We entered into an employment with Mr. Al-Siddiq on April 10, 2020 pursuant to which he will continue to serve as Chief Executive officer for 12 months from the execution date unless his employment is terminated sooner or the employment agreement is automatically renewed pursuant to its terms. Although we believe that our relationship with him is positive, there can be no assurance that his services will continue to be available to us in the future. We do not carry any key man life insurance policies on any of our executive officers.

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

To date, we have focused primarily on research and development of the first generation version of the Bioflux, as well as other technologies we plan to introduce in our eco-system, and their proposed marketing and distribution. Consequently, we have little experience in manufacturing these products on a commercial basis. We may manufacture our products through third-party manufacturers. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to absorb the cost of near free distribution of our products pursuant to our proposed business plan. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

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

We face competition from other companies that have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

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

Risks Related to Our Securities and Other Risks

There is currently a limited liquid trading market for the Company’s Common Stock.

Our common stock is quoted on the OTC Markets OTCQB tier under the symbol “QUES.” However, there is currently a limited trading market in our common stock. Although there are periodic volume spikes from time to time, we cannot give an assurance that a consistent, active trading market will develop in the short term. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

●	Variations in our quarterly operating results
●	Announcements that our revenue or income is below analysts’ expectations
●	General economic downturns
●	Sales of large blocks of our common stock
●	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

The OTCQB market is a relatively unorganized, inter-dealer, over-the-counter market that provide significantly less liquidity than NASDAQ. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQB, in which case it might be listed on the OTC Pink, which is even more illiquid than the OTCQB. We have applied for listing of our Common Stock on NASDAQ but there can be no assurance that our shares will be approved for listing on NASDAQ

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire additional intellectual property assets by using our securities as consideration.

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

We have 33,384,753 outstanding shares as of July 10, 2020, of which 14,916,053 are unrestricted shares of common stock, such that a large number of shares of our common stock could be made available for sale in the public market, which could harm the market price of the stock.

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq beneficially owns approximately 23.06% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The Company’s certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. For example, our Certificate of Incorporation permits the Board of Directors without stockholder approval to issue up to 10,000,000 shares of preferred stock (20,000 of these shares have been designated as Series A Preferred, of which 7,380 are outstanding, and one special voting preferred share is designated and outstanding) and to fix the designation, power, preferences, and rights of the shares and preferred stock. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on the OTCQB marketplace under the symbol “BTCY” since February 1, 2016 but did not commence trading until February 18, 2016. Prior to that, our common stock was quoted on the OTCQB marketplace under the symbol “MTSU” but there was no trading activities and no quoted prices. On July 9, 20209 the closing price of our common stock as reported on the OTCQB marketplace was $X.XX per share.

The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
Year Ended March 31, 2020:
Fourth Quarter	$2.25	$0.661
Third Quarter	$0.849	$0.2601
Second Quarter	$0.75	$0.48
First Quarter	$0.98	$0.535

Year Ended March 31, 2019:
Fourth Quarter	1.70	$0.57
Third Quarter	2.28	$0.47
Second Quarter	3.23	$1.24
First Quarter	4.74	$2.97

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Shareholders of Record

As of July 10, 2020, an aggregate of 33,384,753 shares of the Company’s common stock were issued and outstanding and owned by approximately 122 shareholders of record. As of July 10, 2020, 3,788,062 Exchangeable Shares were also issued and outstanding and held by approximately 16 holders of record. The numbers of record holders do not include beneficial owners holding shares through nominee names.

As of July 10, 2020 there is also one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee, and 7,380 Series A preferred shares issued and outstanding and owned by 6 shareholders.

Dividends

Our Series A preferred shares earning dividends at the rate of 12% per annum. We do not anticipate paying any cash dividends on our common shares in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our Board of Directors, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. No dividends may be declared or paid on our common shares, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on our shares of preferred stock, if any.

Issuance of Securities

During the year ended March 31, 2019, the Company issued common shares as part of series of closings under a registered offering, which raised gross proceeds of $3,718,010 through the issuance of 2,635,353 common shares; issuance costs of $80,000 were incurred pursuant to this offering. During the year ended March 31, 2019, the Company also issued an aggregate of 641,329 common stock and has recognized its obligation to issue a further 41,835 shares of common stock to various consultants. The fair value of these shares amounted to $1,145,455 were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common stock, shares to be issued, and additional paid-in-capital, respectively. During the same period, the Company also issued an aggregate of 3,830,855 shares of its common stock on the one-for-one exchange of its exchangeable shares, which was a non-cash transaction. During the year ended March 31, 2019, the Company also issued an aggregate of 227,428 shares of its common stock upon exercise of employee stock options and warrants; it received $50,835 of exercise cash proceeds.

During the year ended March 31, 2020, the Company issued an aggregate of 1,545,198 common stock and has recognized its obligation to issue a further 178,750 shares of common stock, to various consultants. Of the shares issued and to be issued during this period, the Company issued common shares under a registered offering outstanding in the previous fiscal year, which raised gross proceeds of $28,565 through the issuance of 47,585 common shares; the Company also issued a total of 1,089,255 shares to various consultants and advisors, with a cumulative fair value of $744,121, recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common stock, shares to be issued, and additional paid-in-capital, respectively. During the year ended March 31, 2020, the Company also issued an aggregate of 525,023 shares of its common stock to investors as part of their on the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction. No options or warrants were exercised during this period.

Pursuant to raising a net $867,699 in promissory notes and other short term loan funding in its prior fiscal year, the Company raised an additional $3,094,820 in promissory notes and short term loans during the year ended March 31, 2020. In the latter part of the year then ended, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in fiscal 2019 and 2020..

The securities referenced above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

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

The maximum aggregate number of shares of our common stock that may be issued under the equity incentive plan is 5,443,761, which, except as provided in the plan shall automatically increase on January 1 of each year for no more than 10 years, so the number of shares that may be issued is an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1. The equity incentive plan provides for the grant of, among other awards, (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) non-statutory options and restricted stock to our employees, directors or consultants.

Shown below is information as of March 31, 2020 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,393,610	$3.1621	1,050,151

Equity compensation plans not approved by security holders (2)

Directors, Officers and Employees Stock Option Plan (3)	-	-	-

Warrants granted to Directors and Officers (4)	668,806	1.56	-
Broker Warrants	321,314	1.7985	-
Consultant Warrants (4)	1,281,031	2.783	-
Total	6,664,760		1,050,151

(1)	Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 2,499,998 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement at an exercise price of $2.20, as well as a further grant to Mr. Al-Siddiq of 1,300,000 options in January 2018 and 1,400,000 options in April 2020 which vest quarterly over four years and have an exercise price of $1.06 per share . During the year ended March 31, 2020, there were no options to purchase common stock granted to non-executive Directors of the Company, whereas during the year ended March 31, 2019, 75,521 of options to purchase common stock, at an exercise price of $2.00, were granted to non-executive Directors of the Company.

(2)	At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s existing equity compensation plan was exchanged for approximately 1.197 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 1.197 shares of common stock with a corresponding adjustment to the exercise price. Does not include options granted to Mr. Al-Siddiq discussed in (1) above.

(3)	On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, there were 137,500 outstanding options at an exercise price of $.0001 under this plan. These options represented the right to purchase 164,590 shares of the Company’s common stock using the ratio of 1.1969:1. All of these options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

(4)	Consultant Warrants do not include 188,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan, otherwise included in Warrants granted to Directors and Officers. This category relates to individuals not part of the Company’s 2016 Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2020 and should be read in conjunction with our financial statements and related notes of the Company as of and for the fiscal years ended March 31, 2020 and 2019 contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

The Bioflux mobile cardiac telemetry device, a wearable device, is worn by patients for a monitoring period up to 30 days. The cardiac data that the device monitors and collects is curated and analyzed by the Company’s proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. Revenues earned with respect to this device are comprised of device sales revenues and technology fee revenues (technology as a service). The device, together with its licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by the technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which are invoiced directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for device sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the statement of operations and included in other income; for revenue that is earned based on customer usage of the proprietary software to render a patient’s cardiac study, the Company recognizes revenue when the study ends based on a fixed billing rate. Costs associated with providing the services are recorded as the service is provided regardless of whether or when revenue is recognized.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2020 and 2019.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes, and accounts payable and accrued liabilities. The Company’s cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 3, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

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

Recently Issued Accounting Pronouncements

In April 2019, FASB also issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and in May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326). The ASU 2019-04 amendments affect a variety of Topics in the Codification and is part of the Board’s ongoing project on Codification improvement. The FASB received several agenda request letters asking that the Board consider amending the transition guidance for Update 2016-13. ASU 2019-05 addresses stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates and transition requirements for the amendments related to ASU 2019-04 are the same as the effective dates and transition requirements in Update 2016-13. ASU 2019-05 is effective for entities that have adopted the amendments in Update 2016-13 for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this Update as long as an entity has adopted the amendments in Update 2016-13. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company's consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. ASU 2019-11 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its financial condition, results of operations, and cash flows.

In March 2020, the FASB issued ASU No. 2030-20 Codification Improvements to Financial Instruments, An Amendment of the FASB Accounting Standards Codification: a)in ASU No. 2016-01, b) in Subtopic 820-10, c) for depository and lending institutions clarification in disclosure requirements, d) in Subtopic 470-50, e) in Subtopic 820-10, f) Interaction of Topic 842 and Topic 326, g) Interaction of the guidance in Topic 326 and Subtopic 860-20.The amendments in this Update represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For public business entities updates under the following paragraphs: a), b), d) and e) are effective upon issuance of this final update. The effective date for c) is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

Results of Operations

The fiscal year ended March 31, 2020 was the first year of full market release of the Bioflux MCT device for commercialization, launched in limited market release in April 2018, after receiving its second and final required FDA clearance in December 2017. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales. We expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology, by increasing our sales force and geographic footprint during fiscal 2020, and had launched sales in 13  U.S. states by March 31, 2020. The Company earned combined device sales and technology fee income totaling $1,417,725 during the year ended March 31, 2020, a 256% increase over $398,200 earned in the preceding year. During the year ended March 31, 2020, Biotricity incurred a net loss of $11.3 million (loss per share of 31.5 cents), such that from its inception in 2009 to this date, the Company has generated an accumulated deficit of $46,364,364. (The fiscal 2020 net loss included a special charge of $1.6 million required to recalibrate the company’s option grants to existing employees, which were originally issued with a 3 year term, to increase the term in order to conform to the 10 year term authorized under the Company’s existing options program. Removing this charge would have resulted in a net loss of $9.7 million and a net loss per share of 27.0 cents.) During the period of initial commercialization of the Bioflux and the build out of the Company’s expended technology eco-system, we devoted, and expect to continue to devote, significant resources in the areas of capital expenditures and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

For the Fiscal Year Ended March 31, 2020 Compared to the Fiscal Year Ended March 31, 2019

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2020 were $11,623,138 compared to $8,651,930 for the fiscal year ended March 31, 2019, as further described below.

General and administrative expenses

Our general and administrative expenses for the fiscal year ended March 31, 2020 increased to $10.3 million compared to 7.3 million during the fiscal year ended March 31, 2019. Beyond a special charge of $1.6 million to the align option previously granted to existing employees with the Company’s options plan, a further $1.7 million of this increase was primarily due to the cost of expanding our sales force, as well as the other increases in payroll and compensation-related cost associated with building an engineering division that is less reliant on contract consultants, in addition to professional fees and product marketing and promotion incurred as part of the launch of our first product.

Research and development expenses

During the fiscal year ended March 31, 2020 we incurred research and development expenses of $ $1.4 million-compared to $1.3 million incurred in the fiscal year ended March 31, 2019. The research and development activity related to existing and new products and activity related to engineering of future product enhancements continues and has increased during the year ended March 31, 2020.

Accretion expense

During the fiscal year ended March 31, 2020 and March 31, 2019, we incurred accretion expense of $92,416, compared to no accretion expense in the prior fiscal year.

Change in fair value of derivative liabilities

During the year ended March 31, 2020, the Company recognized $60,781 in expenses related to the change in fair value of derivative liabilities, compared to no change in fair value in the prior fiscal year.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the fiscal year ended March 31, 2020 was $ 11.3 million compared to a net loss of $8.6 million during the fiscal year ended March 31, 2019.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2020 was a loss of $102,344 compared to a loss of $111,834, for the fiscal year ended March 31, 2019. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

As a result of its early-revenue-stage operations, the Company has incurred recurring losses from operations, and as at March 31, 2020, has an accumulated deficit of $46,364,364, Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional debt or equity investment in the Company. To do this, the Company has developed and continues to pursue sources of funding, including but not limited to those described below.

Pursuant to raising a net $867,699 in promissory notes and other short term loan funding in its prior fiscal year, the Company raised an additional $3,094,820 in promissory notes and short term loans during the year ended March 31, 2020. In the latter part of the year then ended, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in fiscal 2019 and 2020. During the year ended March 31, 2020, the Company also issued common shares under a registered offering outstanding in the previous fiscal year, which raised gross proceeds of $28,565 through the issuance of 47,585 common shares. The Company also conserves its cash resources by paying certain consultants with equity, where it would have otherwise paid for their services using cash; during the fiscal year ended March 31, 2020, the Company issued (or recognized an obligation to issue) a total of 1,089,255 shares to various consultants and advisors, with a cumulative fair value of $744,121, recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common stock, shares to be issued, and additional paid-in-capital, respectively.

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and other technologies that will form part of its eco-systems. Based on our current operating plans, we will require approximately $8million (more in order to accelerate commercialization further and faster) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux in its next generation, in addition to including marketing, sales, regulatory and clinical costs to better introduce the product into the market place. We anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements.

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

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2020, we used cash in operating activities of $7.9 million compared to $5.2 million for the fiscal year ended March 31, 2019. For each of the fiscal years ended March 31, 2020 and March 31, 2019, the cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.9 million for the fiscal year ended March 31, 2020 compared to $4.6 million for the fiscal year ended March 31, 2019. For the fiscal year ended March 31, 2020, the cash provided by financing activities was primarily due to the issuance of $7.83 million in preferred shares and $1.3 million in promissory notes.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the fiscal years ended March 31, 2020 and March 31, 2019.

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

None

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

As of March 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2020.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	34	President, Chief Executive Officer and Chairman of the Board of Directors
Dr. Norman M. Betts	64	Director
Patricia Kennedy	59	Director
David A. Rosa	54	Director
Steve Salmon	59	Director
John Ayanoglou	54	Chief Financial Officer

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

Steve Salmon: Director. Mr. Salmon joined Biotricity’s Board on April 23, 2020. His most recent experience has been as a venture capitalist for Latterell Venture Partners, where he managed a number of portfolio companies. Prior to this, Mr. Salmon was a founder of Ensure Medical and Integrated Vascular Systems, both of which were successfully exited through acquisition. He also served as the CEO of Revascular which was also acquired. He has a track record of success in business development, market development, finance, technology, and capital markets, Mr. Salmon brings to Biotricity his deep expertise in raising capital, facilitating growth, and driving long term value.

John Ayanoglou: Chief Financial Officer. Mr. Ayanoglou has served as our Chief Financial Officer since October 27, 2017 and previously served as Chief Financial Officer of four financial services firms, three of which were publicly-listed companies. Mr. Ayanoglou currently serves as a director of Build Capital since October 2017. From October 2011 through October 26, 2017, Mr. Ayanoglou served as Executive Vice President of Build Capital. Prior to this, from May 2008 through September 2011, he served as Chief Financial Officer and Senior Vice President of Equitable Group Inc. (TSX: ETC) and its wholly-owned, OSFI-regulated subsidiary, Equitable Bank, which is Canada’s 9th largest bank. Mr. Ayanoglou also served as CFO, Vice President and Corporate Secretary of Xceed Mortgage Corporation (TSX: XMC), from August 2000 through May 2008. He is a chartered accountant and a member of CPA Canada, and has his ICD.D designation from the Institute of Corporate Directors at the Rotman School of Business.

There are no family relationships among any of our current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, a Form 3 was filed late by Waqaas Al-Siddiq, John Ayanoglou, Patricia J. Kennedy, David A. Rosa and Norman Mr. Betts

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2020 and March 31, 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq	2020	$390,000	$195,000		$1,330,151			$12,000	$1,912,151
Chief Executive	2019	$360,000	$150,000	-	$1,235,040	(1)	-	$30,208	$1,775,248
Officer

John Ayanoglou	2020	200,000			$75,272				$275,272
Chief Financial	2019	$152,870	-	$43,750	$116,217	(1)	$-	$-	$312,837
Officer

(1)	For assumptions made in such valuation, see Note 7 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants since he is not a member of the Company’s options program.

Outstanding Equity Awards

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2020.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	3,669,989	858,344	-	$3.37	July 20, 2021 to March 30, 2024	-	-	-	-

John Ayanoglou	588,806	-	-	$1.56	April 30, 2020 to March 31, 2023	-	-	-	-

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Mr. Al-Siddiq dated as of April 10, 2020. Pursuant to the Employment Agreement, Mr. Al-Siddiq (“Executive”) will continue to serve as the Corporation’s Chief Executive Officer. The term of the Employment Agreement is for 12 months unless it is earlier terminated pursuant to its terms and it shall be automatically renewed for successive one year periods until the Executive or the Company delivers to the other party a written notice of their intent not to renew the employment term at least 30 days prior to the expiration of the then effective employment term. During the term of the Employment Agreement, Executive salary shall be $390,000 subject to any increase approved by the Company’s board. Under the Employment Agreement, the Executive is eligible to earn a cash and/or equity bonus of up to 50% of his then annual salary. In the event that the Executive is terminated without just cause or terminates for good reason (as these terms are defined in the Employment Agreement), the Executive will be entitled to a severance payment equal to 12 months of salary paid on a monthly basis and accrued but unused vacation.

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.1 to our current report on Form 8-K on April 13, 2020

John Ayanoglou

In connection with Mr. Ayanoglou’s appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pays Mr. Ayanoglou a base salary of $200,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase 200,000 shares of the Company’s common stock, during each year of his tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. The warrants vest monthly on a pro-rata basis over this period of 12 months.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which is comprised of Mr. Al-Siddiq, Dr. Betts, Ms. Kennedy, Mr. Rosa and Mr. Salmon.

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

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal years ended March 31, 2020 and March 31, 209.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Norman M. Betts	2020	$24,000	$87,500				$111,500
	2019	$24,000	-	$15,980	-	-	-	$39,980

Patricia Kennedy (1)	2020	$24,000	$87,500				$111,500
	2019	$9,000	-	$3,697	-	-	$-	$12,.697

David A. Rosa	2020	24,000	$87,500				$111,500
	2019	$24,000	-	$15,980	-	-	$-	$39,980

Steve Salmon (2)	2020
	2019	$-	-	$-	-	-	$-	$-

(1)	Ms. Kennedy joined the Board on November 18, 2018.
(2)	Mr. Salmon joined the Board on April 23, 2020

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

Under such definitions, Dr. Betts, Ms. Kennedy and Mr. Rosa are independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of July 10, 2020 held by (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of July 10, 2020 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 37,172,815 shares are outstanding as of July 10, 2020, consisting of 33,384,753 shares of common stock and 3,788,062 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq (1)	8,599,824	23.06%
Isa Khalid Abdulla Al-Khalifa	2,814,594	7.57%
Riazul Huda (2)(3)	1,451,260	3.90%
John Ayanoglou (4)	680,473	1.83%
Norman M. Betts (5)	352,500	*
Patricia Kennedy (5)	263,021	*
David A. Rosa (5)	688,897	1.85%
Steven Salmon	125,000	*
All directors and executive officers as a group (6 person) (1)(4)(5)	10,709,715	28.72%

* Less than 1%

(1) Includes an option to purchase an aggregate of 3,887,488 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement and compensation resolutions of the Company’s board of directors. Excludes an additional 1,312500 shares underlying such options that are not exercisable within 60 days of July 10, 2020.

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

(3) Of such shares, 544,711 are held indirectly by 1903790 Ontario Inc., for which Mr. Huda has voting and dispositive control.

(4) Includes warrants that were granted during 2017, 2018 and 2019 and 2020, that are exercisable within 60 days of July 10, 2020. ..

(5) Represents shares and warrants that were granted and are exercisable within 60 days of July 10, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2020 and March 31, 2019.

Fee Category	2020	2019
Audit Fees (1)	$72,600	$72,775
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$72,600	$72,775

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Biotricity Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.2	Exchangeable Share provisions with respect to the special rights and restrictions attached to Exchangeable Shares (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.3	Form of Secured Convertible Debenture due September 21, 2017 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.10	Form of Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
4.11

Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).

4.12	Promissory Note between Biotricity Ic. and Cross River Bank
10.1	Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.2	Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.3	Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.4	Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.6	Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.8	Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.11+	Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
10.13	Purchase Agreement, dated as of June 28, 2018, by and between Biotricity, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2018 and incorporated herein by reference).
10.14	Form of Promissory Note (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.15	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.16	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
10.7	Form of Securities Purchase Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
10.8	Form of Exchange Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2019 and incorporated herein by reference).
10.9	Employment Agreement between the Company and Waqaas Al-Siddiq filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2020 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of July 15, 2020.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	July 15, 2020
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	July 15, 2020
John Ayanoglou

/s/ Norman M. Betts	Director	July 15, 2020
Norman M. Betts

/s/ David A. Rosa	Director	July 15, 2020
David A. Rosa

/s/ Patricia Kennedy	Director	July 15, 2020
Patricia Kennedy

/s/ Steve Salmon	Director	July 15, 2020
Steve Salmon

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and subsidiaries (the Company) as of March 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2020 and related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases. See Note 3 for additional information.

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

We have served as the Company’s auditor since 2016 Richmond Hill, Ontario, Canada July 14, 2020	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As at March 31, 2020	As at March 31, 2019
	$	$
CURRENT ASSETS
Cash	949,848	63,647
Accounts receivable, net	486,187	208,099
Inventory	85,720	24,604
Deposits and other receivables	137,074	161,310
Total current assets	1,658,829	457,660
NON-CURRENT ASSETS
Deposits and other receivables	33,000	33,000
Long-term accounts receivable	48,115	-
Operating lease right-of-use assets [Note 11]	264,472	-
TOTAL ASSETS	2,004,416	490,660

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,521,689	1,400,642
Convertible promissory notes and short term loans [Note 5]	2,068,302	867,699
Operating lease obligations, current [Note 11]	213,030	-
Total current liabilities	3,803,021	2,268,341

NON-CURRENT LIABILITIES
Derivative liabilities [Note 6]	1,144,733	-
Operating lease obligations, long term [Note 11]	57,055	-
TOTAL LIABILITIES	5,004,809	2,268,341

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at March 31, 2020 and March 31, 2019, respectively, 1 share issued and outstanding as at March 31, 2020 and March 31, 2019, respectively [Note 7]	1	1
Series A Preferred stock, $0.001 par value (20,000 and nil shares designated as authorized as at December 31 and March 31, 2019, respectively); 7,830 and nil shares issued and outstanding as at March 31, 2020 and 2019, respectively [Note 7]	8	-
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2020 and March 31, 2019, respectively. Issued and outstanding common shares: 32,593,769 and 31,048,571 as at March 31, 2020 and 2019, respectively, and exchangeable shares of 3,788,062 and 4,313,085 outstanding as at March 31, 2020 and 2019, respectively [Note 7]	36,382	35,362
Shares to be issued (178,750 and 62,085 shares of common stock as at March 31, 2020 and 2019, respectively) [Note 7]	169,490	91,498
Additional paid-in-capital	44,015,397	33,889,916
Accumulated other comprehensive loss	(857,307)	(754,963)
Accumulated deficit	(46,364,364)	(35,039,495)
TOTAL STOCKHOLDERS’ DEFICIENCY	(3,000,393)	(1,777,681)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2,004,416	490,660

Commitments and Contingencies [Note 10]

Subsequent events [Note 12]

See accompanying notes to the consolidated financial statements.

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US dollars)

	Year ended March 31, 2020	Year ended March 31, 2019
	$	$

REVENUE	1,417,725	398,200

Cost of Revenue	725,271	338,335
Gross Profit	692,454	59,865

EXPENSES
General and administrative expenses [Note 5, 7, 9 and 11]	10,259,903	7,342,739
Research and development expenses	1,363,235	1,309,191
TOTAL OPERATING EXPENSES	11,623,138	8,651,930

Other income [Note 3]	(16,939)	-
Accretion expense [Note 5]	92,416	-
Change in fair value of derivative liabilities [Note 6]	60,781	-
NET LOSS BEFORE INCOME TAXES	(11,066,942)	(8,592,065)

Income taxes [Note 8]	-	-
NET LOSS BEFORE DIVIDENDS	(11,066,942)	(8,592,065)

Less: Preferred Stock Dividends [Note 7]	257,928	-
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	(11,324,869)	(8,592,065)

Translation adjustment	(102,344)	(111,834)

COMPREHENSIVE LOSS	(11,427,213)	(8,703,899)

LOSS PER SHARE, BASIC AND DILUTED	(0.315)	(0.257)

WEIGHTED AVERAGE NUMBER OF COMMON AND EXCHANGEABLE SHARES OUTSTANDING	35,956,180	33,376,068

See accompanying notes to the consolidated financial statements.

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Expressed in US dollars)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2018	1	1	31,857,546	31,858	20,250	69,963	27,161,984	(643,129)	(26,447,430)	173,247
Issuance of shares for private placement	-	-	2,635,353	2,635	-	-	3,715,375	-	-	3,718,010
Cash issuance costs	-	-	-	-	-	-	(80,000)	-	-	(80,000)
Issuance of shares for services	-	-	641,329	641	41,835	21,535	1,123,278	-	-	1,145,454
Exercise of options and warrants for cash	-	-	227,428	228	-	-	50,607	-	-	50,835
Issuance of warrants for services	-	-	-	-	-	-	467,411	-	-	467,411
Stock based compensation - ESOP	-	-	-	-	-	-	1,451,261	-	-	1,451,261
Translation adjustment	-	-	-	-	-	-	-	(111,834)	-	(111,834)
Net loss for year	-	-	-	-	-	-	-	-	(8,592,065)	(8,592,065)
March 31, 2019	1	1	35,361,656	35,362	62,085	91,498	33,889,916	(754,963)	(35,039,495)	(1,777,681)
Issuance of shares for private placement	-	-	47,585	48	-	-	28,518	-	-	28,566
Issuance of preferred stock	7,830	8	-	-	-	-	7,829,992	-	-	7,830,000
Derivative liabilities adjustment	-	-	-	-	-	-	(1,083,952)	-	-	(1,083,952)
Issuance of shares for services	-	-	972,590	972	116,665	77,992	665,157	-	-	744,121
Issuance of warrants for services	-	-	-	-	-	-	277,053	-	-	277,053
Stock based compensation - ESOP	-	-	-	-	-	-	2,408,713	-	-	2,408,713
Translation adjustment	-	-	-	-	-	-	-	(102,344)	-	(102,344)
Net loss before dividends for the year	-	-	-	-	-	-	-		(11,066,942)	(11,066,942)
Preferred stock dividends	-	-	-	-	-	-	-		(257,928)	(257,928)
March 31, 2020	7,831	9	36,381,831	36,382	178,750	169,490	44,045,397	(857,307)	(46,364,364)	(3,000,393)

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended March 31, 2020	Year Ended March 31, 2019
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(11,066,942)	(8,592,065)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	2,408,713	1,451,261
Issuance of shares for services	744,121	1,145,455
Issuance of warrants for services, at fair value	184,637	467,411
Accretion expense	92,416	-
Change in fair value of derivative liabilities	60,781	-
Changes in operating assets and liabilities:
Accounts receivable	(326,203)	(208,099)
Inventory	(61,116)	(24,604)
Deposits and other receivables	25,084	(112,903)
Accounts payable and accrued liabilities	75,730	652,697)
Net cash used in operating activities	(7,862,779)	(5,220,847)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	28,566	3,638,010
Issuance of preferred shares	7,830,000	-
Proceeds from exercise of stock options and warrants	-	50,835
Proceeds from issuance of promissory notes and short term loans, net	1,200,603	867,699
Preferred stock dividends paid	(180,000)	-
Net cash provided by financing activities	8,879,168	4,556,544
Effect of foreign currency translation	(130,187)	(115,693)
Net increase in cash during the year	1,016,388	(664,303)
Cash, beginning of year	63,647	843,643
Cash, end of year	949,848	63,647

Supplementary Cash Flow Information
Interest paid	321,311	18,587
Taxes paid	-	-

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

1. NATURE OF OPERATIONS

Biotricity Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012. iMedical Innovations Inc. (“iMedical”) was incorporated on July 3, 2014 under the laws of the Province of Ontario, Canada and became a wholly-owned subsidiary of Biotricity through reverse take-over.

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

Certain prior year amounts have been reclassified to conform to the current-year’s presentation.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at March 31, 2020, has an accumulated deficit of 46,364,364 and a working capital deficiency of $2,144,192. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. Pursuant to raising a net $867,699 in promissory notes and other short term loan funding in its prior fiscal year, the Company raised an additional $3,094,820 in promissory notes and short term loans during the year ended March 31, 2020. In December 2019 and January 2020, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in October 2019 (see Note 5, Note 6 and Note 7). During the year ended March 31, 2020, the Company also issued common shares under a registered offering outstanding, which raised proceeds of $28,565 through the issuance of 47,585 common shares. The Company also conserves its cash resources by paying certain consultants with common shares, where it would have otherwise been paid for their services using cash; during the fiscal year ended March 31, 2020, the Company issued a total of 1,089,255 common shares to various consultants and advisors, with a cumulative fair value of $744,121, recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common stock, shares to be issued, and additional paid-in-capital, respectively (see Note 7). The Company has also raised government funding provided for economic support during COVID-19, including $1.2 million raised subsequent to its fiscal 2020 year end (see Note 12 – Subsequent Events).

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

The Bioflux mobile cardiac telemetry device, a wearable device, is worn by patients for a monitoring period up to 30 days. The cardiac data that the device monitors and collects is curated and analyzed by the Company’s proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. Revenues earned with respect to this device are comprised of device sales revenues and technology fee revenues (technology as a service). The device, together with its licensed software, is available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by the technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which are invoiced directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for device sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the statement of operations and included in other income; for revenue that is earned based on customer usage of the proprietary software to render a patient’s cardiac study, the Company recognizes revenue when the study ends based on a fixed billing rate. Costs associated with providing the services are recorded as the service is provided regardless of whether or when revenue is recognized.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2020 and 2019.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes, and accounts payable and accrued liabilities. The Company’s cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 3, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 9 for further discussion.

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

Recently Issued Accounting Pronouncements

In April 2019, FASB also issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and in May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326). The ASU 2019-04 amendments affect a variety of Topics in the Codification and is part of the Board’s ongoing project on Codification improvement. The FASB received several agenda request letters asking that the Board consider amending the transition guidance for Update 2016-13. ASU 2019-05 addresses stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates and transition requirements for the amendments related to ASU 2019-04 are the same as the effective dates and transition requirements in Update 2016-13. ASU 2019-05 is effective for entities that have adopted the amendments in Update 2016-13 for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this Update as long as an entity has adopted the amendments in Update 2016-13. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company's consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. ASU 2019-11 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its financial condition, results of operations, and cash flows.

In March 2020, the FASB issued ASU No. 2030-20 Codification Improvements to Financial Instruments, An Amendment of the FASB Accounting Standards Codification: a)in ASU No. 2016-01, b) in Subtopic 820-10, c) for depository and lending institutions clarification in disclosure requirements, d) in Subtopic 470-50, e) in Subtopic 820-10, f) Interaction of Topic 842 and Topic 326, g) Interaction of the guidance in Topic 326 and Subtopic 860-20.The amendments in this Update represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For public business entities updates under the following paragraphs: a), b), d) and e) are effective upon issuance of this final update. The effective date for c) is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2019	As at March 31, 2018
	$	$
Trade and other payables	1,094,072	878,453
Accrued liabilities	427,617	522,189
	1,521,689	1,400,642

Trade and other payables and accrued liabilities as at March 31, 2020 and 2019 include $379,881 and $277,278, respectively, due to a shareholder, who is a Director and executive of the Company.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

During the year ended March 31, 2019, the Company issued $867,699 in promissory notes to certain of its accredited investors. These are notes with a 1-year term at an interest rate of 10%, with allowance for the Company to repay early with no penalty, or the ability to convert into equity in the future, but only on mutual consent. The Company raised an additional $3,094,820 in promissory notes and short term loans during the year ended March 31, 2020. The promissory notes are generally for a 1-year term at interest rates of between 10%, and 12% with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. Pursuant to certain promissory notes issuance, warrants to purchase the Company’s shares of common stock were granted, and the Company has determined the fair value of those warrants and bifurcated $92,416 from the proceeds received during the year ended March 31, 2020 with a credit to additional paid-in capital (Note 7). For the year then ended, accretion of interest in the amount of $92,416 was charged to the statement of operations.

During the year ended March 31, 2020, $1,830,000 of the promissory notes that had previously been issued for cash proceeds were converted in the Company’s Series A Preferred Stock (Note 7).

Management has evaluated the terms of these notes in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes.

General and administrative expenses include interest expense on the above notes of $263,779 and $11,669 for the year ended March 31, 2020 and 2019, respectively.

6. DERIVATIVE LIABILITIES

On December 19, 2019 and January 9, 2020, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in October 2019 (see Note 5 and Note 7).

The Company analyzed the compound features of variable conversion and redemption embedded in this instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value.

Total
$
Derivative liabilities as at March 31, 2019	-
Derivative fair value at issuance	1,083,952
Change in fair value of derivatives	60,781
Derivative liabilities as at March 31, 2020	$1,144,733

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.62% – 1.14%
Volatility	118.8% – to 198.3%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$0.650 and $0.974

7. STOCKHOLDERS’ DEFICIENCY

a)	Authorized and Issued Stock

As at March 31, 2020, the Company is authorized to issue 125,000,000 (March 31, 2019 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2019 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2019 – nil) are designated shares of Series A preferred stock ($0.001 par value)

At March 31, 2020, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 36,381,831 (2019 – 35,361,656) shares; these were comprised of 32,593,769 (2019 – 31,048,571) shares of common stock and3,788,062 (2019 – 4,313,085) exchangeable shares. At March 31, 2020, there were 7,830 Series A shares of Preferred Stock that were issued and outstanding (2019 – nil). There was also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

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

Share issuances during the year ended March 31, 2020

On December 19, 2019, the Company issued 6,000 shares of Series A preferred stock in a private placement for gross proceeds of $6,000,000 (see Note 6). The shares are convertible into common stock of the Company at a conversion price equal to the greater of $0.001 or a 15% discount to the 5-day volume weighted price at the time of conversion. The conversion rights commence 24 months after issuance, but conversion is limited to 5% of the aggregate purchase price of the holder on a monthly basis thereafter. Alternatively, the shares are convertible into common stock at a 15% discount to any qualified future common stock financing conducted by the Company. The Company may redeem the shares after 1 year for 110% of the purchase price plus accrued dividends. The preferred stock bears a dividend rate of 12% per annum. On January 9, 2020, the Company issued a further 1,830 of Series A preferred stock with same terms on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in 2019 (see Note 5). During the year ended March 31, 2020, the Company accrued dividends in amount of $257,927 and made a payment in amount of $180,000.

In May and July 2019, the Company issued 47,585 shares of common stock under a registered offering outstanding in the previous fiscal year, which raised proceeds of $28,565.

During the year ended March 31, 2019, the Company issued a total of 972,950 shares of common stock and recognized its obligations to issue a total of 178,750 shares of common stock to various consultants and advisors, with a cumulative fair value of $666,129 and $169,490, respectively, or $835,619 in total; these costs were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common stock, shares to be issued, and additional paid-in-capital, respectively.

During the year ended March 31, 2020, the Company also issued an aggregate of 525,023 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction. No options or warrants were exercised during this period.

d)	Shares to be issued

As of March 31, 2020, the Company had recognized its contractual obligations to issue a total of 178,750 shares of common stock to consultants, advisors and other service providers, (as explained in paragraph c, above). The fair value of these shares amounted to $169,490 and has been expensed to general and administrative and research and development expenses in the consolidated statements of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

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

Warrant exercises during the year ended March 31, 2019

During the year ended March 31, 2019, 62,838 warrants issued to consultants and advisors were exercised at an average exercise price of $0.81, such that the Company received cash proceeds of $50,835. There was no exercise of warrants during the year ended March 31, 2020.

f)	Warrant issuances

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

Warrant issuances during the year ended March 31, 2020

During the year ended March 31, 2020, the Company issued 1,021,430 warrants, respectively, as compensation for advisor and consultant services and certain promissory noteholders (Note 5), which were fair valued at $277,053. Warrants issued to advisors and consultants were expensed in general and administrative expenses and amounted to $184,637, for the year ended March 31, 2020. Warrants issued to promissory notes holders were credited to additional paid-in capital in amount of $92,416 (Note 5). Their fair value has been estimated using a multi-nomial lattice model with an expected life of 2 to 3 years, risk free rates of 0.22% to 1.71%, stock price of $0.52 to $0.974 and expected volatility of 114.3% to 132.2%.

Warrant issuances, exercises and expirations or cancellations during the years ended March 31, 2020 and 2019, were as follows, resulting in warrants outstanding at the end of those respective periods:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at December 31, 2015	271,742	380,000	-	-	651,742
RTO adjustment*	53,507	74,860	-	-	128,367
After RTO	325,249	454,860	-	-	780,109
Less: Exercised	-	(131,365)	-	-	(131,365)
Less: Expired/cancelled	-	(285,279)	-	-	(285,279)
Add: Issued	55,433	878,250	-	390,744	1,324,427
As at March 31, 2017	380,682	916,466	-	390,744	1,687,892
Less: Exercised	(222,690)	(140,000)	-	-	(362,690)
Less: Expired/cancelled	(19,935)	(380,300)	-	-	(400,235)
Add: Issued	246,095	273,806	2,734,530	772,978	4,027,409
As at March 31, 2018	384,152	669,972 **	2,734,530	1,163,722	4,952,376
Less: Exercised	(62,838)	-	-	-	(62,838)
Less: Expired/cancelled	-	(342,416)	-	-	(342,416)
Add: Issued	-	849,601	-	-	849,601
As at March 31, 2019	321,314	1,177,157 **	2,734,530	1,163,722	5,396,723
Less: Expired/cancelled	-	(148,750)	-	-	(148,750)
Add: Issued	-	1,021,430	-	-	1,021,430
As at March 31, 2020	321,314	2,049,837 **	2,734,530	1,163,722	6,269,403
Exercise Price	$0.78-$3.00	$0.48-$7.59	2.00	3.00
Expiration Date	March 2022 to July 2022	April 2020 to March 2023	March 2020 to November 2022	April 2020 to July 2020

*As explained above, on February 2, 2016 all outstanding warrants at that time had been increased by a factor of 1.197.

**Consultant Warrants do not include 188,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan, otherwise disclosed in Note 9 under stock-based compensation.

g)	Stock-based compensation

2015 Equity Incentive Plan

On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, and March 31, 2017, there were no outstanding vested options and 137,500 unvested options at an exercise price of $.0001 under this plan. These options now represent the right to purchase shares of the Company’s common stock using the same exchange ratio of approximately 1.1969:1, thus there were 164,590 (35,907 had been cancelled) adjusted unvested options as at March 31, 2018. The remaining 164,590 options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018	164,590	0.0001
Exercised	(164,590)	0.0001
Outstanding as of March 31, 2020 and 2019	-	-

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

During the year ended March 31, 2019, an additional 270,521 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years. During the year ended March 31, 2019, the Company recorded stock-based compensation of $1,451,261 in connection with ESOP 2016 Plan under general and administrative expenses with corresponding credit to additional paid in capital.

Based on the 2016 Option Plan, the Company is authorized to issue employee options with a 10-year term. On March 31, 2020, the Company’s Board of Directors approved the amendment of certain prior options grants, issued to current employees, previously issued with a 3-year term, such that the respective options issued under these agreements would have their term extended to 10 years. The Company revalued these options use g a lattice model with an expected life of 10 years, risk free rates of 0.46% to 0.75%, stock price of $0.974 and expected volatility of 132.2%, in order to recognize the additional expense associated with the longer term and recognized a one-time charge of $1,600,515 in share-based compensation, with a corresponding adjustment to adjusted paid in capital.

During the year ended March 31, 2020, an additional 88,100 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years. The Company recorded stock-based compensation of $2,408,713 in connection with ESOP 2016 Plan under general and administrative expenses with corresponding credit to additional paid in capital.

	Number of options	Weighted average exercise price ($)
Granted	2,709,998	2.2031
Exercised	-	-
Outstanding as of March 31, 2017	2,709,998	2.2031
Granted	1,437,500	5.1676
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Exercised	-	-
Outstanding as of March 31, 2020	4,393,610	3.1069

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective years ended March 31:

	2020	2019	2018
Exercise price ($)	1.40-2.00	1.40-2.00	3.69-7.59
Risk free interest rate (%)	0.52-2.81	2.27-2.81	1.98-2.39
Expected term (Years)	2.0-3.0	2.0-3.0	3.0
Expected volatility (%)	97.8-141.1	97.8-141.1	139.75-145.99
Expected dividend yield (%)	0.00	0.00	0.00
Fair value of option ($)	0.76	0.588	1.032
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00

The intrinsic value of all the options as at March 31, 2020 were zero.

8. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	Year ended March 31, 2020	Year ended March 31, 2019
	$	$
Net loss	(11,066,942)	(8,952,065)

Expected income tax recovery	(2,877,405)	(2,233,937)
Non-deductible expenses	912,038	796,673
Other temporary differences	(43,975)	(44,048)
Change in valuation allowance	2,009,342	1,481,312
	-	-

Deferred tax assets

	As at March 31, 2020	As at March 31, 2019
	$	$
Non-capital loss carry forwards	4,636,203	2,626,861
Other temporary differences	79,834	123,810
Valuation allowance	(4,716,037)	(2,750,671)
	-	-

As of March 31, 2020 and 2019, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2020, and 2019 the Company has approximately $17,831,550 and $10,103,310, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2034 to 2037.

As of March 31, 2020, and 2019 the Company is not subject to any uncertain tax positions.

9. RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than disclosed elsewhere in the Company’s consolidated financial statements, related party transactions are as follows.

	Year ended March 31, 2020	Year ended March 31, 2019
	$	$
Salary and allowance*	854,000	750,078
Stock based compensation**	2,393,343	1,430,663
Total	3,247,343	2,180,741

* Salary, allowance and other include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors and executive officers of the Company.

** Stock based compensation represent the fair value of the options, shares, warrants and equity incentive plan for directors, shareholders and executive officers of the Company.

10. COMMITMENTS AND CONTINGENCIES

There are no claims against the company that were assessed as significant, which were outstanding as at March 31, 2020 and, consequently, no provision for such has been recognized in the consolidated financial statements.

11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE OBLIGATIONS

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

$
Operating lease right-of-use asset - initial recognition	413,236
Amortization for the year	(148,764)
Balance at March 31, 2020	264,472

Operating lease obligation - initial recognition	413,236
Repayment and interest accretion	(143,151)
Balance at March 31, 2020	270,085

Current portion of operating lease obligation	213,030
Noncurrent portion of operating lease obligation	57,055

The operating lease expense was $173,175 for the year ended March 31, 2020 and included in the General and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at March 31, 2020.

$
Less than one year	228,443
Beyond one year	57,530
Total undiscounted lease obligations	285,973

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 10, 2020, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Payment Protection Program (“PPP”) Loan

In April and May 2020, Biotricity received loan proceeds of $1.2 million (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”), as well as a further $379,000 federal Emergency Injury Disaster loan (“EIDL”). The unsecured PPL Loan is evidenced by a promissory note (the “Note”), between the Company and the lending financial institution (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.0% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”). The principal and accrued interest under the Note is forgivable under certain specified circumstances if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. The Company has indicated that it intends to use the PPP Loan for qualifying expenses, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

