Form 10-Q
period 2020-06-30
BIOTRICITY INC.
filed 2020-08-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,647,809 shares of Common Stock, $0.001 par value, at August 14, 2020. As at that same date, the Company also has 3,608,522 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 37,256,315 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2020 (unaudited) and MARCH 31, 2020 (audited)

(Expressed in US Dollars)

	As at June 30, 2020 (unaudited)	As at March 31, 2020 (audited)
	$	$
CURRENT ASSETS
Cash	64,875	949,848
Accounts receivable, net	663,687	486,187
Inventory	236,106	85,720
Deposits and other receivables	159,391	137,074
Total current assets	1,124,061	1,658,829

NON-CURRENT ASSETS
Deposits	-	33,000
Long-term accounts receivable	50,148	48,115
Operating lease right-of-use assets [Note 10]	214,884	264,472
TOTAL ASSETS	1,389,093	2,004,416

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,728,472	1,521,689
Convertible promissory notes and short term loans [Note 5]	1,871,389	2,068,302
Operating lease obligations, current [Note 10]	221,143	213,030
Total current liabilities	3,821,004	3,803,021

NON CURRENT LIABILITIES
Federally guaranteed loans [Note 6]	1,570,990	-
Derivative liabilities [Note 7]	982,340	1,144,733
Operating lease obligations, long term [Note 10]	-	57,055
TOTAL LIABILITIES	6,374,244	5,004,809

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at June 30 and March 31, 2020, respectively, 1 share issued and outstanding as at June 30 and March 31, 2020, respectively [Note 8]	1	1
Series A Preferred stock, $0.001 par value (20,000 shares designated as authorized as at June 30 and March 31, 2020); 8,045 and 7,830 shares issued and outstanding as at June 30 and March 31, 2020, respectively [Note 8]	8	8
Common stock, $0.001 par value, 125,000,000 authorized as at June 30 and March 31, 2020, respectively. Issued and outstanding common shares: 33,384,769 and 32,593,769 as at June 30 and March 31, 2020, respectively, and exchangeable shares of 3,788,062 as at June 30 and March 31, 2020 [Note 8]	37,173	36,382
Shares to be issued (25,000 and 178,750 shares of common stock as at June 30 and March 31, 2020, respectively) [Note 8]	22,194	169,490
Additional paid-in-capital	45,676,539	44,015,397
Accumulated other comprehensive loss	(962,308)	(857,307)
Accumulated deficit	(49,758,758)	(46,364,364)
TOTAL STOCKHOLDERS’ DEFICIENCY	(4,985,151)	(3,000,393)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,389,093	2,004,416

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Expressed in US Dollars)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(unaudited)	(unaudited)
	$	$

REVENUE	451,898	327,000
Cost of revenue	191,462	150,586
Gross Profit	260,436	176,414

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	3,205,233	2,052,519
Research and development expenses	423,883	213,496
TOTAL OPERATING EXPENSES	3,629,116	2,266,015

Other income [Note 3]	(7,359)	-
Change in fair value of derivative liabilities [Note 7]	(204,142)	-
NET LOSS BEFORE INCOME TAXES	(3,157,179)	(2,089,601)

Income taxes	-	-
NET LOSS	(3,157,179)	(2,089,601)

Less: Preferred Stock Dividends [Note 8]	237,215	-
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	(3,394,394)	(2,089,601)

Translation adjustment	(105,001)	(22,586)

COMPREHENSIVE LOSS	(3,499,395)	(2,112,187)

LOSS PER SHARE, BASIC AND DILUTED	(0.900)	(0.060)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,768,299	35,397,458

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2020	7,831	9	36,381,831	36,382	178,750	169,490	44,045,397	(857,307)	(46,364,364)	3,000,393

Issuance of preferred stock	215	-	-	-	-	-	215,000	-	-	215,000

Derivative liabilities adjustment	-	-	-	-	-	-	(41,749)	-	-	(41,749)

Issuance of shares for services	-	-	791,000	791	(153,750)	(147,296)	1,210,259	-	-	1,063,754

Issuance of warrants for services	-	-	-	-	-	-	45,113	-	-	45,113

Stock based compensation - ESOP	-	-	-	-	-	-	232,519	-	-	232,519
Issuance cost	-	-	-	-	-	-	-	-	-	-

Translation adjustment	-	-	-	-	-	-	-	(105,001)	-	(105,001)

Net loss before dividends for the period	-	-	-	-	-	-	-	-	(3,157,179)	(3,157,179)
Preferred stock dividends	-	-	-	-	-	-	-	-	(237,215)	(237,215)

June 30, 2020	8,046	9	37,172,831	37,173	25,000	22,194	45,676,539	(962,308)	(49758,758)	(4,985,151)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2019	1	1	35,361,656	35,362	62,085	91,498	33,889,916	(754,963)	(35,039,495)	(1,777,681)

Issuance of shares for private placement	-	-	22,585	23	-	-	13,980	-	-	14,003

Issuance of shares for services	-	-	30,835	31	350,415	217,878	350,415	-	-	251,625

Issuance of warrants for services	-	-	-	-	-	-	19,955	-	-	19,955

Stock based compensation - ESOP	-	-	-	-	-	-	338,889	-	-	338,889

Translation adjustment	-	-	-	-	-	-	-	(22,586)	-	(22,586)

Net loss for the period	-	-	-	-	-	-	-	-	(2,089,601)	(2,089,601)

June 30, 2019	1	1	35,415,060	35,415	412,500	309,375	34,296,458	(777,549)	(37,129,096)	(3,265,396)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2018

(Expressed in US Dollars)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(3,157,179)	(2,089,601
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	232,519	338,889
Issuance of shares for services	1,063,754	251,625
Issuance of warrants for services	45,113	19,955
Change in fair value of derivative liabilities	(204,142)	-

Changes in operating assets and liabilities:
Accounts receivable	(179,533)	(178,530)
Inventory	(150,386)	(15,013)
Deposits and other receivables	10,717	35,291
Accounts payable and accrued liabilities	(53,974)	308,379
Net cash used in operating activities	(2,393,110)	(1,328,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	-	14,003
Issuance of preferred shares	100,000	-
Proceeds from federally guaranteed loans	1,570,900	-
Issuance (repayment) of convertible promissory notes and short term loans	(96,913)	1,315,799
Net cash provided by financing activities	1,573,987	1,329,802

Effect of foreign currency translation	(65,851)	(17,324)

Net increase (decrease) in cash during the period	(819,123)	1,427

Cash, beginning of period	949,848	63,647

Cash, end of period	64,875	47,750

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited financial statements for the years ended March 31, 2020 and 2019 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at June 30, 2020, has an accumulated deficit of $49,758,758 and a working capital deficiency of $2,696,943. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. The Company raised $3,094,820 in promissory notes and short term loans during the year ended March 31, 2020. Starting in December 2019, the Company has issued 8,045 Series A preferred shares, issuing 6,100 of these for cash proceeds of $6,100,000 and 1,945 of these were issued on conversion of $1,945,000 of promissory notes and accrued interest. The Company has also raised government funding provided for economic support during COVID-19, including $1,570,900 raised during the three months ended June 30, 2020 (see Note 6 – Federally Guaranteed Loans).

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2020 and 2018.

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

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor. As our lease do not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 10 for further discussion.

Government loan

For loans received from federal government that contains certain operating conditions and with terms over twelve month time, the Company records those loans as long term liabilities.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the new guidance effectively on April 1, 2020. The Company identified and updated existing internal controls and procedures to ensure compliance with the new guidance, but such modifications were not deemed to be material to the Company's overall system of internal control. While the adoption of this ASU did not have a material impact on the Company's consolidated financial statements, it required changes to the Company's process of estimating expected credit losses on trade receivables.

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

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2020 $	As at March 31, 2020 $
Accounts payable	1,012,630	1,094,072
Accrued liabilities	715,842	427,617
	1,728,472	1,521,689

Accounts payable as at June 30, 2020, and March 31, 2020 include 345,929 and 379,881, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

As at June 30, 2020, the Company had promissory notes outstanding of $719,388 (March 31, 2020 – $916,301). The promissory notes generally have a term of 1-year term, at interest rates of between 10%, and 12% with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. During the three months ended June 30, 2020, the Company made repayment in amount of 96,914. During the three months ended June 30, 2020, $100,000 from the outstanding notes was converted to preferred stock. (Note 7, Note 8)

As at June 30, 2020, the Company had short term loan outstanding of $1,152,001 (March 31, 2020 – $1,152,001).

Management has evaluated the terms of these notes in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes.

General and administrative expenses include interest expense on the above notes of $37,456 and $30,052 for the three months ended June 30, 2020 and 2019, respectively.

6. FEDERALLY GUARANTEED LOANS

Economic Injury Disaster Loan (“EIDL”)

In April 2020, the Company received $370,900 from the U.S. Small Business Administration (SBA) under the captioned program. The loan has a term of 30 years and an interest rate of 3.75%, without the requirement for payment in its first 12 months. The Company may prepay the loan without penalty at will.

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1.2 million (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The unsecured PPL Loan is evidenced by a promissory note (the “Note”), between the Company and the lending financial institution (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.0% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”). The principal and accrued interest under the Note is forgivable under certain specified circumstances if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. The Company intends to use the PPP Loan for qualifying expenses, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

7. DERIVATIVE LIABILITIES

On December 19, 2019 and January 9, 2020, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in October 2019.

On May 22, 2020, another 215 Series A preferred shares were issued as a result of a combined transaction that included the conversion of $100,000 in promissory notes (Note 5) and $15,000 in accrued interest for 115 preferred shares, as well as a purchase of 100 preferred shares for cash proceeds of $100,000.

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

Total
$
Derivative liabilities as at March 31, 2019	-
Derivative fair value at issuance	1,083,952
Change in fair value of derivatives	60,781
Derivative liabilities as at March 31, 2020	$1,144,733
Derivative fair value at issuance	41,749
Change in fair value of derivatives	(204,142)
Derivative liabilities as at June 30, 2020	$982,340

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.62% – 1.14%
Volatility	117.4% – 198.3%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$0.650 – $1.367

8. STOCKHOLDERS’ DEFICIENCY

a) Authorized stock

As at June 30, 2020, the Company is authorized to issue 125,000,000 (March 31, 2020 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2020 – 10,000,000) shares of preferred stock ($0.001 par value).

At June 30, 2020, there were 33,384,769 (March 31, 2020 – 32,593,769) shares of common stock issued and outstanding. Additionally, at June 30, 2020, there were 3,788,062 (March 31, 2020 – 3,788,062) outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

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

c) Share issuances

Share issuances during the year ended March 31, 2020

On December 19, 2019, the Company issued 6,000 shares of Series A preferred stock in a private placement for gross proceeds of $6,000,000 (Note 7). The shares are convertible into common stock of the Company at a conversion price equal to the greater of $0.001 or a 15% discount to the 5-day volume weighted price at the time of conversion. The conversion rights commence 24 months after issuance, but conversion is limited to 5% of the aggregate purchase price of the holder on a monthly basis thereafter. Alternatively, the shares are convertible into common stock at a 15% discount to any qualified future common stock financing conducted by the Company. The Company may redeem the shares after 1 year for 110% of the purchase price plus accrued dividends. The preferred stock bears a dividend rate of 12% per annum. On January 9, 2020, the Company issued a further 1,830 of Series A preferred stock with same terms on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in 2019 (see Note 5). During the year ended March 31, 2020, the Company accrued dividends in amount of $257,927 and made a payment in amount of $180,000.

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

Share issuances during the three months ended June 30, 2020

During the three months ended June 30, 2020, the Company issued an aggregate of 160,000 shares pursuant to obligations existing as at March 31, 2020. The Company also issued a further 631,000 shares of its common stock pursuant to obligations to issue these, the fair value of which were recognized during the three months ended June 30, 2020. Total fair value of the total 791,000 common shares, in amount of $1,063,754, was determined by using the market date price on the date of issuance. The Company recorded the fair value of the common shares issued in general and administrative expenses and research and development expenses with corresponding credit to common stock and additional paid in capital.

d) Shares to be issued

As of June 30, 2020, the Company recognized its contractual obligations to issue a total of 25,000 shares of common stock to an advisor. The fair value of these shares amounted to $22,194 and has been expensed to general and administrative and research and development expenses in the consolidated statements of operations, with a corresponding credit to additional paid-in-capital. The fair value of these shares was determined by using the market price of the common stock as at the date of issuance.

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

e) Warrant issuances and exercises

Warrant issuances during the year ended March 31, 2020

During the year ended March 31, 2020, the Company issued 1,021,430 warrants, respectively, as compensation for advisor and consultant services and certain promissory noteholders, which were fair valued at $277,053. Warrants issued to advisors and consultants were expensed in general and administrative expenses and amounted to $184,637, for the year ended March 31, 2020. Warrants issued to promissory notes holders were credited to additional paid-in capital in amount of $92,416. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 2 to 3 years, risk free rates of 0.22% to 1.71%, stock price of $0.52 to $0.974 and expected volatility of 114.3% to 132.2%.

Warrant issuances during the three months ended June 30, 2020

During the three months ended June 30, 2020, the Company issued 50,000 warrants as compensation for advisor and consultant services, which were fair valued at $45,113 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk free rate ranging from 0.259% to 0.692%, stock price in range of $0.970 to $1.367 and expected volatility of 125.4% to 131.90%

Warrant exercises

No warrants were exercised during the fiscal year ended March 31, 2020 and the three months ended June 30, 2020.

Warrant issuances, exercises and expirations or cancellations during the three months ended June 30, 2020 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants		Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2018	384,152	669,972	*	2,734,530	1,163,722	4,952,376

Less: Exercised	(62,838)	-		-	-	(62,838)
Less: Expired/cancelled	-	(31,250)		-	-	(31,250)
Add: Issued	-	65,000		-	-	65,000
As at June 30, 2018	321,314	703,722	*	2,734,530	1,163,722	4,923,288

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	-		-	-
Add: Issued	-	393,333		-	-	393,333
As at September 30 2018	321,314	1,097,055	*	2,734,530	1,163,722	5,316,621

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(126,250	)**	-	-	(126,250)
Add: Issued	-	50,000		-	-	50,000
As at December 31, 2018	321,314	1,020,805	*	2,734,530	1,163,722	5,240,371

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(184,916	)**	-	-	(184,916)
Add: Issued	-	341,268		-	-	341,268
As at March 31, 2019	321,314	1,177,157	*	2,734,530	1,163,722	5,396,723

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(5,000)		-	-	(5,000)
Add: Issued	-	83,750		-	-	83,750
As at June 30, 2019	321,314	1,255,907	*	2,734,530	1,163,722	5,475,473

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(10,000)		-	-	(10,000)
Add: Issued	-	311,350		-	-	311,350
As at September 30, 2019	321,314	1,557,257	*	2,734,530	1,163,722	5,776,823

Less: Exercised	-	-		-	-	-
Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(35,000)		-	-	(35,000)
Add: Issued	-	568,000		-	-	568,000
As at December 31, 2019	321,314	2,090,257	*	2,734,530	1,163,722	6,309,823

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(98,750)		-	-	(98,750)
Add: Issued	-	58,330		-	-	58,330
As at March 31, 2020	321,314	2,049,837	*	2,734,530	1,163,722	6,269,403
Less: Expired/cancelled	-	(65,000)		(911,510)	-	(986,510)

Add: Issued	-	50,000		-	-	50,000
As at June 30, 2020	321,314	2,034,837	*	1,823,020	1,163,722	5,332,893

Exercise Price	$0.78-$3.00	$0.48-$7.59		2.00	3.00
Expiration Date	March 2022 to July 2022	April 2020 to June 2023		March 2020 to November 2022	April 2020 to July 2020

*Consultant Warrants include warrants issued to directors and officers of the Company who were not members of the Company’s options plan at the time of issuance. As at June 30, 2020, Consultant Warrants include an aggregate of 638,806 warrants provided to an officer of the Company as compensation while he was not a member of any Company options plan.

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

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018	164,590	0.0001
Exercised	(164,590)	0.0001
Outstanding as of June 30, 2020 and March 31, 2019	-

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

During the year ended March 31, 2019, an additional 270,521 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years. During the year ended March 31, 2019, the Company recorded stock based compensation of $1,451,261 in connection with ESOP 2016 Plan under general and administrative expenses with corresponding credit to additional paid in capital.

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

During the three months ended June 30, 2020, the Company granted 1,811,847 options, including 1,400,000 options to an executive and director of the Company and an additional 367,647 options to another director. Their fair value, has been estimated using a multi-nomial lattice model with an expected life of up to 6 years, a risk free rate ranging from 0.259% to 0.692%, stock price in range of $0.970 to $1.367 and expected volatility of 125.4% to 131.90%.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of June 30 and March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of June 30, 2019 and March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069

Granted	1,811,847	1.0513
Exercised	-	-
Outstanding as of June 30 and March 31, 2018	6,205,457	2.5070

During the three months ended June 30, 2020, the Company recorded stock-based compensation of $232,519, in connection with the 2016 equity incentive plan (June 30, 2019 – $338,889) under general and administrative expenses with a corresponding credit to additional paid in capital.

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

9. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, related party transactions are as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	$	$
Salary and allowance*	150,500	135,052
Stock based compensation**	236,044	308,755
Total	386,544	443,807

The above expenses were recorded under general and administrative expenses.

* Salary and allowance include salary, car allowance, vacation pay, bonus and other allowances paid or payable to key management of the Company.

** Stock based compensation represent the fair value of the options, warrants and equity incentive plan for directors and key management of the Company.

10. LEASE

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

$
Operating lease right-of-use asset - initial recognition	413,236
Amortization	(198,352)
Balance at June 30, 2020	214,884

Operating lease obligation - initial recognition	413,236
Repayment and interest accretion	(192,093)
Balance at June 30, 2020	221,143

Current portion of operating lease obligation	221,143
Noncurrent portion of operating lease obligation	-

The operating lease expense was $55,299 for the three months ended June 30, 2020 and $173,175 for the year ended March 31, 2020 and included in the General and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at June 30, 2020.

$
Less than one year	230,118
Beyond one year	-
Total undiscounted lease obligations	230,118

11. CONTINGENCIES

There are no claims against the company that were assessed as significant, which were outstanding as at June 30, 2020 and, consequently, no provision for such has been recognized in the consolidated financial statements.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 14, 2019, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

From July 24, 2020 to July 31, 2020, the Company entered into subscription agreements with accredited investors for the sale to the investors of convertible promissory notes (the “Notes”) in the aggregate principal amount of $1,253,000. The Notes will bear interest at the rate of 12% per year and will mature one year from the final closing date of the offering. The Notes will be convertible into shares of common stock, at the option of the holder, commencing six months from issuance, at a conversion price equal to 75% of the volume weighted average price of the common stock for the five trading days prior to the conversion date. The Notes will automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price will be equal to 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price will be equal to 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company may prepay the Notes upon 20 days’ written notice and payment of a 15% prepayment fee. Upon conversion of the Notes, the Company will also issue to the investors warrants (the “Warrants”) to purchase 50% of the number of shares of common stock issued upon conversion of the Notes. The Warrants will have a term of three years and an exercise price equal to 120% of the volume weighted average price of the common stock for the 20 days prior to the final closing date of the offering, subject to adjustment.

In July 2020, an exchangeable shareholder holding 179,540 exchangeable shares exchanged these for an equivalent number of common shares of the Company. Also in July 2020, the Company issued 83,500 common shares as compensation for services to be provided by a contractor.

On August 6, 2020, the Company announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows and reduce estimated analysis time from 5 minutes to 30 seconds. Because ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency, this improvement in analysis time reduces operational costs and allows the company to improve customer service and provide improved response times to physicians and their at-risk patients.

On August 11, 2020, the Company entered into an agreement of understanding that establishes terms under which Biotricity will enter into a licensing agreement, with an exclusive right to acquire MD Matrix Inc. and its telemedicine platform, which includes capabilities for real-time streaming of medical devices. The terms of the agreement of understanding expire ninety days after its execution.

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

Company Overview

Biotricity Inc. (“Company”, “Biotricity”, “we”, “us” or “our”)

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the diagnostic mobile cardiac telemetry market, otherwise known as MCT, while providing our chosen markets with the capability to also perform other cardiac studies.

We developed our FDA-approved Bioflux® MCT technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 30, 2020 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. We have expanded our sales efforts to 13 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth and increasing revenues.

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

On August 6, 2020, the Company announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows and reduce estimated analysis time from 5 minutes to 30 seconds. ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency. This improvement in analysis time reduces operational costs and allows the company to continue to focus on excellent customer service and industry-leading response times to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales to help drive greater revenue.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. On August 12, 2020, the Company announced that it has negotiated the terms of an agreement to license, with the exclusive right to acquire, MD Matrix Inc. (“MDM”) and its telemedicine platform, which also provides capabilities of real-time streaming of medical devices. The terms of the agreement of understanding expire ninety days after its execution, and there cannot be any assurance that the Company will enter into a definitive agreement with MDM. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. This telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics. This results in improved care to patients that may otherwise elect not to go to medical facilities, cost savings to healthcare service providers.

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

Government loan

For loans received from federal government that contains certain operating conditions and with terms over twelve month time, the Company records those loans as long term liabilities.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the new guidance effectively on April 1, 2020. The Company identified and updated existing internal controls and procedures to ensure compliance with the new guidance, but such modifications were not deemed to be material to the Company's overall system of internal control. While the adoption of this ASU did not have a material impact on the Company's consolidated financial statements, it required changes to the Company's process of estimating expected credit losses on trade receivables.

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

Results of Operations

The fiscal year ended March 31, 2020 was the first year of full market release of the Bioflux MCT device for commercialization, launched in limited market release in April 2018, after receiving its second and final required FDA clearance in December 2017. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales. We expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology, by increasing our sales force and geographic footprint during fiscal 2020, and had launched sales in 13  U.S. states by March 31, 2020. The Company has experienced sequential growth month over month, every month since it commenced commercialization, with the exception of the month of April 2020 when the US implemented extra-ordinary measures to close large portions of its economy in order to stem the tide of the COVID-19 pandemic.

During the three months ended June 30, 2020, the Company earned combined device sales and technology fee income totaling $451,898, a 38.2% increase over the corresponding period in the preceding year. The Company achieved this result despite experiencing an approximately 30% decrease in its business activities during the month of April 2020, the first month of the quarter, largely as a result of pent-up demand for Biotricity’s technology and services in the months of May and June. The Company also introduced innovative sales programs designed to limit the need for in-person patient visits and provide streamlined logistics in making our technology available for patient use.

During the three months ended June 30, 2020, Biotricity incurred a net loss of $3.4 million (loss per share of 0.09 cents), such that from its inception in 2009 to this date, the Company has generated an accumulated deficit of $49,758,758. During the period of initial commercialization of the Bioflux and the build out of the Company’s expended technology eco-system, we devoted, and expect to continue to devote, significant resources in higher a high-caliber sales force. We also devoted and expect to continue to devote capital to our research and development programs and incur additional operating losses as we build the infrastructure required to support higher sales volumes.

During the three months ended June 30, 2020, the Company experienced a gross margin of 57.6%, compared to 53.9% for the corresponding period of the prior year. Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees will become lower on average as business sales volumes expand.

Three Months Ended June 30, 2020 and June 30, 2019

Operating Revenues and Expenses

Operating Expenses

Total operating expenses for the three months ended June 30, 2020 were $3.6 million compared to $2.3 million for the corresponding period of fiscal 2019, as further described below.

General and administrative expenses

Our general and administrative expenses for the three months ended June 30, 2020 increased to $3.2 million compared to $2.1 million during the three months ended June 30, 2019. This increase was primarily due to marketing and promotion costs associated with launching the Company and its products, as well as the cost of expanding our sales force and building an engineering division that is less reliant on contract consultants.

Research and development expenses

During the three months ended June 30, 2020 we incurred research and development expenses of $423,883 compared to $213,496 incurred in the three months ended June 30, 2019. The increase in research and development activity related to work related to our pursuit of FDA clearance of new products, as well as the development of existing and new products, including the engineering of future product enhancements continues.

Accretion expense

During the three months ended June 30, 2020 and 2019, we incurred no accretion expense.

Change in fair value of derivative liabilities

During the three months ended June 30, 2020, the Company recognized a gain of $204,142 in expenses related to the change in fair value of derivative liabilities, compared to no change in fair value in the prior fiscal year.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the three months ended June 30, 2020 was $ 3.4 million compared to a net loss of $2.1 million during the corresponding fiscal period of 2019.

Translation Adjustment

Translation adjustment for the three months ended June 30, 2020 was a loss of $105,001 compared to a loss of $22,586, for the corresponding period ended June 30, 2019. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. As a result of its early-revenue-stage operations, the Company has incurred recurring losses from operations, and as at June 30, 2020, has an accumulated deficit of $49,758,758 and a working capital deficiency of $2,696,943. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. The Company raised $3,094,820 in promissory notes and short term loans during the year ended March 31, 2020. Starting in December 2019, the Company has issued 8,045 Series A preferred shares, issuing 6,100 of these for cash proceeds of $6,100,000 and 1,945 of these were issued on conversion of $1,945,000 of promissory notes and accrued interest. The Company has also received government funding provided for economic support during COVID-19, including $1.6 million raised during the three months ended June 30, 2020.

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

Based on the above facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term equity financings, will be sufficient to meet our needs for the next twelve months. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the three months ended June 30, 2020, we used cash in operating activities of $2,393,107 compared to $1,328,375 for the three months ended June 30, 2019. These activities involved expenditures undertaken on business development, marketing and operating activities, as well as continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $1,573,987 for the three months ended June 30, 2020 compared to $1,329,802 for the three months ended June 30, 2019.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the three month periods ended June 30, 2020 and 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of April 22 to June 22, 2020, the Company issued 791,000 common shares, valued in the aggregate amount of $1,063,754 (determined by the market date price on the date of issuance) as compensation for consultants and advisors in exchange for the provision of marketing and other general and administrative services.

The securities referenced above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

4.1 Note with U.S. Small Business Administration

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

101.CAL XBRL Taxonomy Extension Calculation.*

101.DEF XBRL Taxonomy Extension Definition.*

101.LAB XBRL Taxonomy Extension Labels.*

101.PREXBRL Taxonomy Extension Presentation.*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2020.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

