Form 10-Q
period 2020-09-30
BIOTRICITY INC.
filed 2020-11-13
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,326,813 shares of Common Stock, $0.001 par value, at November 12, 2020. As at that same date, the Company also has 3,219,518 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 37,546,331 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2020 (unaudited) and MARCH 31, 2020 (audited)

(Expressed in US Dollars)

	As at September 30, 2020 (unaudited)	As at March 31, 2020 (audited)
	$	$
CURRENT ASSETS
Cash	470,174	949,848
Accounts receivable, net	1,015,824	486,187
Inventory	179,297	85,720
Deposits and other receivables	164,446	137,074
Total current assets	1,827,741	1,658,829

NON-CURRENT ASSETS
Deposits	-	33,000
Long-term accounts receivable	72,650	48,115
Operating lease right-of-use assets [Note 10]	165,296	264,472
TOTAL ASSETS	2,067,687	2,004,416

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	1,978,098	1,521,689
Convertible promissory notes and short term loans [Note 5]	2,420,171	2,068,302
Derivative liabilities [Note 7]	2,539,968	-
Operating lease obligations, current [Note 10]	168,194	213,030
Total current liabilities	7,106,421	3,803,021

NON CURRENT LIABILITIES
Federally guaranteed loans [Note 6]	1,570,990	-
Derivative liabilities [Note 7]	803,352	1,144,733
Operating lease obligations, long term [Note 10]	-	57,055
TOTAL LIABILITIES	9,480,683	5,004,809

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at September 30 and March 31, 2020, respectively, 1 share issued and outstanding as at September 30 and March 31, 2020, respectively [Note 8]	1	1
Series A Preferred stock, $0.001 par value (20,000 shares designated as authorized as at September 30 and March 31, 2020); 8,045 and 7,830 shares issued and outstanding as at September 30 and March 31, 2020, respectively [Note 8]	8	8
Common stock, $0.001 par value, 125,000,000 authorized as at September 30 and March 31, 2020, respectively. Issued and outstanding common shares: 33,647,809 and 32,593,769 as at September 30 and March 31, 2020, respectively, and exchangeable shares of 3,608,522 and 3,788,062 as at September 30 and March 31, 2020 [Note 8]	37,257	36,382
Shares to be issued (412,500 and 178,750 shares of common stock as at September 30 and March 31, 2020, respectively) [Note 8]	400,591	169,490
Additional paid-in-capital	46,100,177	44,015,397
Accumulated other comprehensive loss	(1,036,848)	(857,307)
Accumulated deficit	(52,914,182)	(46,364,364)
TOTAL STOCKHOLDERS’ DEFICIENCY	(7,412,996)	(3,000,393)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2,067,687	2,004,416

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in US Dollars)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	744,585	345,906	1,196,483	672,906
Cost of revenue	420,096	114,216	611,558	226,302
NET REVENUE	324,489	231,690	584,925	446,604

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	2,781,198	2,021,279	5,986,431	4,112,297
Research and development expenses	402,340	218,525	826,223	432,021
TOTAL OPERATING EXPENSES	3,183,538	2,239,804	6,812,654	4,544,318

Other income [Note 3]	(9,608)	-	(16,967)	-
Accretion and amortization expense [Note 5]	342,103	-	342,103	-
Change in fair value of derivative liabilities [Note 6]	(229,337)	-	(433,479)	-
NET LOSS BEFORE INCOME TAXES	(2,962,207)	(2,008,114)	(6,119,386)	(4,097,714)

Income taxes	-	-	-	-
NET LOSS	(2,962,207)	(2,008,114)	(6,119,386)	(4,097,714)

Less: Preferred Stock Dividends [Note 8]	193,217	-	430,432	-
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	(3,155,424)	(2,008,114)	(6,549,818)	(4,097,714)

Translation adjustment	(74,540)	(16,329)	(179,541)	(38,915)

COMPREHENSIVE LOSS	(3,229,964)	(2,024,443)	(6,729,359)	(4,136,629)

LOSS PER SHARE, BASIC AND DILUTED	(0.085)	(0.056)	(0.177)	(0.115)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,172,815	35,659,133	36,971,662	35,650,380

 See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
June 30, 2020	8,046	9	37,172,831	37,173	25,000	22,194	45,676,539	(962,308)	(49,758,758)	(4,985,151)

Issuance of shares for services	-	-	83,500	84	290,000	310,456	132,682	-	-	443,222

Issuance of shares on exercise of warrants	-	-	-	-	97,500	67,941	-	-	-	67,941

Issuance of warrants for services	-	-	-	-	-	-	55,082	-	-	55,082

Stock based compensation - ESOP	-	-	-	-	-	-	235,874	-	-	235,874

Translation adjustment	-	-	-	-	-	-	-	(74,540)	-	(74,540)

Net loss before dividends	-	-	-	-	-	-	-	-	(2,962,207)	(2,962,207)

Preferred stock dividends	-	-	-	-	-	-	-	-	(193,217)	(193,217)

September 30, 2020 (unaudited)	8,046	9	37,256,331	37,257	412,500	400,591	46,100,177	(1,036,848)	(52,914,182)	(7,412,996)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
June 30, 2019	1	1	35,415,076	35,415	412,500	309,375	34,296,458	(777,549)	(37,129,096)	(3,265,396)

Issuance of shares for private placement	-	-	25,000	25	-	-	14,538	-	-	14,563

Issuance of shares for services	-	-	651,677	652	(406,250)	(305,750)	447,635	-	-	142,536

Issuance of warrants for services	-	-	-	-	-	-	79,669	-	-	79,669

Stock based compensation - ESOP	-	-	-	-	-	-	154,996	-	-	154,996

Translation adjustment	-	-	-	-	-	-	-	(16,329)	-	(16,329)

Net loss before dividends	-	-	-	-	-	-	-	-	(2,008,114)	(2,008,114)

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-

September 30, 2019 (unaudited)	1	1	36,091,753	36,092	6,250	3,625	34,993,295	(793,878)	(39,137,210)	(4,898,075)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2020	7,831	9	36,381,831	36,382	178,750	169,490	44,015,397	(857,307)	(46,364,364)	(3,000,393)

Issuance of preferred stock	215	-	-	-	-	-	215,000	-	-	215,000

Derivative liabilities adjustment	-	-	-	-	-	-	(41,749)	-	-	(41,749)

Net issuance of shares for services	-	-	874,500	875	136,250	163,160	1,342,941	-	-	1,506,976

Issuance of shares on exercise of warrants	-	-	-	-	97,500	67,941	-	-	-	67,941

Issuance of warrants for services	-	-	-	-	-	-	100,195	-	-	100,195

Stock based compensation - ESOP	-	-	-	-	-	-	468,393	-	-	468,393

Translation adjustment	-	-	-	-	-	-	-	(179,541)	-	(179,541)

Net loss before dividends	-	-	-	-	-	-	-	-	(6,119,386)	(6,119,386)

Preferred stock dividends	-	-	-	-	-	-	-	-	(430,432)	(430,432)

September 30, 2020 (unaudited)	8,046	9	37,256,331	37,257	412,500	400,591	46,100,177	(1,036,848)	(52,914,182)	(7,412,996)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2019	1	1	35,361,656	35,362	62,085	91,497	33,889,917	(754,963)	(35,039,496)	(1,777,681)

Issuance of preferred stock	-	-	-	-	-	-	-	-	-	-

Derivative liabilities adjustment	-	-	-	-	-	-	-	-	-	-

Issuance of shares for private placement	-	-	47,585	48	-	-	28,518	-	-	28,565

Issuance of shares for services	-	-	682,512	683	(55,835)	(87,872)	481,351	-	-	394,161

Issuance of shares on exercise of warrants	-	-	-	-	-	-	-	-	-	-

Issuance of warrants for services	-	-	-	-	-	-	99,624	-	-	99,624

Stock based compensation - ESOP	-	-	-	-	-	-	493,885	-	-	493,885

Translation adjustment	-	-	-	-	-	-	-	(38,915)	-	(38,915)

Net loss before dividends	-	-	-	-	-	-	-	-	(4,097,714)	(4,097,714)

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-

September 30, 2019 (unaudited)	1	1	36,091,753	36,092	6,250	3,625	34,993,295	(793,878)	(39,137,210)	(4,898,075)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Expressed in US Dollars)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(6,119,386)	(4,097,714)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	468,393	493,885
Issuance of shares for services	1,506,976	394,161
Issuance of warrants for services	100,195	99,624
Accretion and amortization expense	342,103	-
Change in fair value of derivative liabilities	(433,479)	-

Changes in operating assets and liabilities:
Accounts receivable	(554,173)	(278,336)
Inventory	(93,577)	(8,042)
Deposits and other receivables	5,755	62,583
Accounts payable and accrued liabilities	247,919	542,866
Net cash used in operating activities	(4,529,273)	(2,790,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	-	28,565
Issuance of preferred shares	215,000	-
Proceeds from federally guaranteed loans	1,570,900	-
Proceeds from exercise of stock options and warrants	67,941	-
Proceeds from convertible promissory notes, net	2,905,760	2,775,575
Proceeds from short term loans	44,000	-
Repayment of convertible promissory notes issued in prior years	(349,678)	-
Preferred stock dividend paid	(275,815)	-
Net cash provided by financing activities	4,178,788	2,804,140

Effect of foreign currency translation	(128,509)	(34,082)

Net increase (decrease) in cash during the period	(350,485)	13,167

Cash, beginning of period	949,848	63,647

Cash, end of period	470,174	42,732

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited consolidated financial statements for the years ended March 31, 2020 and 2019 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at September 30, 2020, has an accumulated deficit of $52,914,182 and a working capital deficiency of $5,276,690. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. The Company raised $3,030,620 in promissory notes and short term loans during the year ended March 31, 2020. From December 2019 to June 2020, the Company also issued 8,045 Series A preferred shares, issuing 6,100 of these for cash proceeds of $6,100,000 and 1,945 of these were issued on conversion of $1,945,000 of promissory notes and accrued interest. The Company has also received a Coronavirus relief loan for economic support during COVID-19, including $1,570,900 received during the three months ended June 30, 2020 (see Note 6 – Federally Guaranteed Loans). In July 2020, the Company launched a further private placement offering of convertible notes, which had raised net cash proceeds of $2,905,760 as at September 30, 2020 (Note 5).

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2020 and 2019.

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

Government loan

Loans that were received from the federal government, which contain certain operating conditions and with terms of over twelve months, are recorded by the Company as long term liabilities.

Convertible Promissory Notes Payable and Derivative Instruments

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new guidance effectively on April 1, 2020. The Company identified and updated existing internal controls and procedures to ensure compliance with the new guidance, but such modifications were not deemed to be material to the Company’s overall system of internal control. While the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, it required changes to the Company’s process of estimating expected credit losses on trade receivables.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30, 2020 $	As at March 31, 2020 $
Accounts payable	1,294,694	1,094,072
Accrued liabilities	683,404	427,617
	1,978,098	1,521,689

Accounts payable as at September 30, 2020, and March 31, 2020 include 404,666 and 379,881, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand. As at September 30, 2020, included in accrued liabilities, dividend payable was $232,544 (March 31, 2020 - $77,927).

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

During the three months ended September 30, 2020, the Company issued $3,302,000 in a new series of convertible promissory notes (the “Notes”) sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 12% per annum. The Notes will automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price will be equal to 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price will be equal to 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest. The Company is obligated to issue warrants that accompany the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing. The Company is obligated to pay the placement agent of the Notes a 12% cash fee. Net proceeds to the Company from convertible note issuances to September 30, 2020 amounted to $2,905,760 after payment of the placement agent fee. The Company is also obligated to issue warrants to the placement agent that have a 10-year term and cover 12% of funds raised, with an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing. Both the noteholder and placement agent warrants will not be issued until final closing, since their exercise price is variable and will not be struck until that date. The Company determined that the conversion and redemption features, investor warrants and placement agent warrants contained in those Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liability associated with the embedded conversion and redemption features, as well as investor warrants and placement agent warrants. The initial fair value of the derivative liabilities was $2,590,317 (Note 7). The Company recognized debt issuance cost in the amount of $893,336 and treated this as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Notes. The Company recognized initial debt discount in amount of $2,093,190 and accreted the interest over the remaining lives of those Notes. For the three months ended September 30, 2020, the Company recorded amortization of debt issuance cost in the amount of $129,563, interest accretion for the debt discount in the amount of $215,540 as well as $84,676 interest accruals for those Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Total
$
Face value of convertible notes issued	3,302,000
Debt discount	(2,093,190)
Debt issuance cost	(893,366.00)
Day 1 value of convertible notes issued	315,444

Accretion of debt discount during three months ended September 30, 2020	215,540
Amortization of debt issuance cost during three months ended September 30, 2020	129,563
Total accretion and amortization expenses	345,103

Balance as at September 30, 2020	660,547

As at September 30, 2020, the Company also had promissory notes issued in prior years outstanding of $566,623 (March 31, 2020 – $916,301). During the six months ended September 30, 2020, one noteholder converted a $100,000 note and $15,000 accrued interest into 115 Series A preferred shares (Note 7), the Company repaid $96,913 to another noteholder, and the Company repaid $152,765 to another noteholder; in the latter case, that noteholder further paid $67,941 to exercise warrants previously held to subscribe to 97,500 shares of the Company’s common stock that will be issued subsequent to the period ended September 30, 2020 (Note 8). The promissory notes generally have a term of 1-year term, at interest rates of between 10%, and 12% with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. Management has evaluated the terms of these notes issued in prior years in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes.

During the three months ended September 30, 2020, the Company raised short term loan in amount of $44,000. As at September 30, 2020, the Company had short term loan outstanding of $1,196,001 (March 31, 2020 – $1,152,001).

General and administrative expenses include interest expense on the above debt instruments of $109,699 and $37,456 for the three months ended September 30, 2020 and 2019, respectively.

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

7. DERIVATIVE LIABILITIES

On December 19, 2019 and January 9, 2020, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in October 2019. On May 22, 2020, another 215 Series A preferred shares were issued as a result of a combined transaction that included the conversion of $100,000 in promissory notes and $15,000 in accrued interest for 115 preferred shares (Note 5), as well as a purchase of 100 preferred shares for cash proceeds of $100,000.

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value.

Total
$
Derivative liabilities as at March 31, 2019	-
Derivative fair value at issuance	1,083,952
Change in fair value of derivatives	60,781
Derivative liabilities as at March 31, 2020	$1,144,733
Derivative fair value at issuance	41,749
Change in fair value of derivatives for the three months ended June 30, 2020	(204,142)
Change in fair value of derivatives for the three months ended September 30, 2020	(178,988)
Derivative liabilities related to preferred shares as at September 30, 2020	$803,352

The lattice methodology was used to value the derivative components embedded in the preferred shares, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.62% – 1.14%
Volatility	120.8% – 127.4%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$0.650 – $1.367

For the three months ended September 30, 2020, pursuant to issuing $3,302,000 in convertible notes (Note 5) that have embedded conversion rights, redemption features and variable-priced investor warrants and placement agent warrants, the Company analyzed the compound features of variable conversion and redemption embedded in the convertible notes, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying note, treated as a derivative liability, and measured at fair value.

Total
$
Derivative liabilities as at March 31, 2020	$-
Derivative fair value at issuance	2,590,317
Change in fair value of derivative liabilities during the three months ended September 30, 2020	(50,349)
Derivative liabilities related to the convertible notes as at September 30, 2020	$2,539,968

The lattice methodology was used to value the derivative components embedded in the convertible notes, using the following range of assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.62% – 1.14%
Volatility	110.5% – 129.8%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$1.11 – $1.56

8. STOCKHOLDERS’ DEFICIENCY

a) Authorized stock

As at September 30, 2020, the Company is authorized to issue 125,000,000 (March 31, 2020 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2020 – 10,000,000) shares of preferred stock ($0.001 par value).

At September 30, 2020, there were 33,647,809 (March 31, 2020 – 32,593,769) shares of common stock issued and outstanding. Additionally, at September 30, 2020, there were 3,608,522 (March 31, 2020 – 3,788,062) outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding, held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement. The Company has also issued a Series A preferred stock, $0.001 par value; 20,000 shares have been designated as authorized (as at September 30 and March 31, 2020); 8,045 and 7,830 preferred shares were issued and outstanding as at September 30 and March 31, 2020, respectively.

b) Exchange Agreement

On February 2, 2016, the Company was formed through reverse-take-over:

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

c) Share issuances

Share issuances during the year ended March 31, 2020

On December 19, 2019, the Company issued 6,000 shares of Series A preferred stock in a private placement for gross proceeds of $6,000,000 (Note 7). The shares are convertible into common stock of the Company at a conversion price equal to the greater of $0.001 or a 15% discount to the 5-day volume weighted price at the time of conversion. The conversion rights commence 24 months after issuance, but conversion is limited to 5% of the aggregate purchase price of the holder on a monthly basis thereafter. Alternatively, the shares are convertible into common stock at a 15% discount to any qualified future common stock financing conducted by the Company. The Company may redeem the shares after 1 year for 110% of the purchase price plus accrued dividends. The preferred stock bears a dividend rate of 12% per annum. On January 9, 2020, the Company issued a further 1,830 of Series A preferred stock with same terms on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in 2019 (see Note 7). During the year ended March 31, 2020, the Company accrued dividends in amount of $257,927 and made a payment in amount of $180,000.

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

Share issuances during the three and six months ended September 30, 2020

During the three months ended September 30, 2020, the Company issued an aggregate of 83,500 shares, pursuant to existing obligations related to services rendered by consultants and advisors. Total fair value of these common shares, in the amount of $132,766, was determined by using the market date price on the date of issuance, recorded in general and administrative expenses and research and development expenses with corresponding credit to common stock and additional paid in capital.

During the six months ended September 30, 2020, the Company issued an aggregate of 874,500 shares, fair valued at $1,343,816.

d) Shares to be issued

As of September 30, 2020, the Company has recognized its contractual obligations to issue a total of 412,500 shares of common stock to advisors. The fair value of these shares amounted to $400,591 and has been expensed to general and administrative and research and development expenses in the consolidated statements of operations, with a corresponding credit to additional paid-in-capital. A further 97,500 shares were to be issued after September 30, 2020, in order to complete the exercise of shares which was paid for prior to September 30, 2020 (Note 5). The fair value of shares to be issued was determined by using the market price of the common stock as at the date of issuance.

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

Warrant issuances during the three and six months ended September 30, 2020

During the three months ended June 30, 2020, the Company issued 50,000 warrants as compensation for advisor and consultant services, which were fair valued at $38,411 and expensed in general and administrative expenses and research and development expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 3 years, a risk free rate ranging from 0.259% to 0.692%, stock price in range of $0.970 to $1.367 and expected volatility of 125.4% to 131.90%. During the three months ended June 30, 2020, the Company also expensed in general and administrative expenses and research and development expenses, an amount of $6,972, related to warrants issued in prior periods that vested in the current period.

During the three months ended September 30, 2020, the Company issued 72,917 warrants as compensation for advisor and consultant services, which were fair valued at $48,110 and expensed in general and administrative expenses and research and development expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multi-nomial lattice model with an expected life up to 6 years, a risk free rate ranging from 0.167% to 0.640%, stock price of $1.11 and expected volatility of 121.1% to 127.6%. During the three months ended September 30, 2020, the Company also expensed in general and administrative expenses and research and development expenses, an amount of $6,972, for those warrants issued in prior periods that vested in the current period.

Warrant exercises

No warrants were exercised during the fiscal year ended March 31, 2020. During the three and six months ended September 30, 2020, 97,500 warrants were exercised, with shares for this exercise accounted for as shares to be issued subsequent to September 30, 2020 (Note 5).

Warrant issuances, exercises and expirations or cancellations during the three months ended September 30, 2020 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants		Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2018	384,152	669,972	*	2,734,530	1,163,722	4,952,376

Less: Exercised	(62,838)	-		-	-	(62,838)
Less: Expired/cancelled	-	(31,250)		-	-	(31,250)
Add: Issued	-	65,000		-	-	65,000
As at June 30, 2018	321,314	703,722	*	2,734,530	1,163,722	4,923,288

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	-		-	-
Add: Issued	-	393,333		-	-	393,333
As at September 30 2018	321,314	1,097,055	*	2,734,530	1,163,722	5,316,621

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(126,250	)**	-	-	(126,250)
Add: Issued	-	50,000		-	-	50,000
As at December 31, 2018	321,314	1,020,805	*	2,734,530	1,163,722	5,240,371

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(184,916	)**	-	-	(184,916)
Add: Issued	-	341,268		-	-	341,268
As at March 31, 2019	321,314	1,177,157	*	2,734,530	1,163,722	5,396,723

Less: Exercised	-	-		-	(458,196)	(458,196)
Less: Expired/cancelled	-	(5,000)		-	-	(5,000)
Add: Issued	-	83,750		-	-	83,750
As at June 30, 2019	321,314	1,255,907	*	2,734,530	705,526	5,017,277

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(10,000)		-	-	(10,000)
Add: Issued	-	311,350		-	-	311,350
As at September 30, 2019	321,314	1,557,257	*	2,734,530	705,526	5,318,627

Less: Exercised	-	-		-	-	-
Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(35,000)		-	-	(35,000)
Add: Issued	-	568,000		-	-	568,000
As at December 31, 2019	321,314	2,090,257	*	2,734,530	705,526	5,851,627

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(98,750)		-	-	(98,750)
Add: Issued	-	58,330		-	-	58,330
As at March 31, 2020	321,314	2,049,837	*	2,734,530	705,526	5,811,207
Less: Expired/cancelled	(128,676)	(65,000)		(911,510)	(705,526)	(1,810,712)

Add: Issued	-	50,000		-	-	50,000
As at June 30, 2020	192,638	2,034,837	*	1,823,020	-	4,050,495
Less: Exercised	-	(97,500)		-	-	(97,500)
Less: Expired/cancelled	-	(205,000)		-	-	(205,000)
Add: Issued	-	72,917		-	-	72,917
As at September 30, 2020	192,638	1,805,254	*	1,823,020	-	3,820,912

Exercise Price	$0.78-$3.00	$0.48-$7.59		2.00	3.00
Expiration Date	December 2021 to July 2022	October 2020 to June 2030		March 2021 to November 2022	not applicable

*Consultant Warrants include warrants issued to directors and officers of the Company who were not members of the Company’s options plan at the time of issuance. As at September 30, 2020, Consultant Warrants include an aggregate of 688,806 warrants provided to an officer of the Company as compensation while not a member of any Company options plan.

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

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	3,591,000	0.0001
Exercised	(3,390,503)	0.0001
Outstanding as of December 31, 2015	200,497	0.0001
Cancelled during 2016	(35,907)	0.0001
Outstanding as of March 31, 2018	164,590	0.0001
Exercised	(164,590)	0.0001
Outstanding as of September 30, 2020 and March 31, 2019	-

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

During the three and six months ended September 30, 2020, the Company granted 45,600 and 1,857,477 of options, respectively (the latter included 1,400,000 options to an executive and director of the Company and an additional 367,647 options to another director). Their fair value, has been estimated using a multi-nomial lattice model with an expected life of up to 10 years, a risk free rate ranging from 0.17% to 0.692%, stock price in range of $0.970 to $1.367, and expected volatility of 121.9% to 131.90%.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069

Granted	1,857,477	1,1757
Exercised	-	-
Outstanding as of September 30, 2020	6,251,056	2.5331

During the three and six months ended September 30, 2020, the Company recorded stock-based compensation of $235,874 and $468,393, in connection with the 2016 equity incentive plan ($154,996 and $493,885 for the respective comparative periods ended September 30, 2019) under general and administrative expenses with a corresponding credit to additional paid in capital.

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

9. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with parties that may be considered to be related parties were carried out on normal commercial terms and in the course of the Company’s business, and are as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
	$	$	$	$
Salary and allowance*	149,250	144,139	299,750	279,191
Stock based compensation**	190,931	124,774	426,975	433,529
Total	340,181	268,913	726,725	712,720

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

$
Operating lease right-of-use asset - initial recognition	413,236
Amortization	(247,940)
Balance at September 30, 2020	165,296

Operating lease obligation - initial recognition	413,236
Repayment and interest accretion	(245,042)
Balance at September 30, 2020	168,194

Current portion of operating lease obligation	168,194
Noncurrent portion of operating lease obligation	-

The operating lease expense was $54,168 and $109,468, respectively for the three and six months ended September 30, 2020, and was included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at September 30, 2020.

$
Less than one year	172,589
Beyond one year	-
Total undiscounted lease obligations	172,589

11. CONTINGENCIES

There are no claims against the company that were assessed as significant, which were outstanding as at September 30, 2020 and, consequently, no provision for such has been recognized in the consolidated financial statements.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 13, 2020, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

From October 9, 2020 to October 30, 2020, the Company entered into subscription agreements with accredited investors for the sale to the investors of Notes in the aggregate principal amount of $765,000, in further closings of its 12% convertible note offering to accredited investors, conducted through a placement agent.

In October 2020, an exchangeable shareholder holding 389,004 exchangeable shares exchanged these for an equivalent number of common shares of the Company. Also in October 2020, the Company issued 290,000 common shares as compensation for services provided by contractors.

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

We developed our FDA-approved Bioflux® MCT technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 30, 2020 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. We have expanded our sales efforts to 16 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth and increasing revenues.

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

During the six months ended September 30, 2020, the Company announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows and reduce estimated analysis time from 5 minutes to 30 seconds. ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency. This improvement in analysis time reduces operational costs and allows the company to continue to focus on excellent customer service and industry-leading response times to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales to help drive greater revenue.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the six months ended September 30, 2020, the Company also announced that it has negotiated the terms of an agreement to license, with the exclusive right to acquire, MD Matrix Inc. (“MDM”) and its telemedicine platform, which also provides capabilities of real-time streaming of medical devices. The terms of the agreement of understanding expire ninety days after its execution, and there cannot be any assurance that the Company will enter into a definitive agreement with MDM. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities, and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September30, 2020.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new guidance effectively on April 1, 2020. The Company identified and updated existing internal controls and procedures to ensure compliance with the new guidance, but such modifications were not deemed to be material to the Company’s overall system of internal control. While the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, it required changes to the Company’s process of estimating expected credit losses on trade receivables.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

During the three months ended September 30, 2020, the Company earned combined device sales and technology fee income totaling $744,585 – a 64.8% increase over the immediately preceding three month period and a 115.3% increase over the corresponding period of the prior year. During the six months ended September 30, 2020, the Company earned revenues of $1,196,483 compared to $672,906 in the corresponding prior year period – a 77.8% increase. During the half-year ended September 30, 2020, the Company earned 84.4% of the revenues earned in the full fiscal year ended March 31, 2020. The Company achieved these revenue results despite experiencing an approximately 30% decrease in its business activities due to the worldwide pandemic that acutely affected the U.S. during the month of April 2020, the first month of the Company’s 2021 fiscal year. In support of management’s belief that the Company has a resilient business model, and its hypothesis that the pandemic has served to accelerate strong market trends favoring remote patient monitoring, April pandemic slowness resulted in pent-up demand for Biotricity’s technology services in the months of May and June, when it resumed its upward month-over-month trajectory in sales pipeline growth. The Company also introduced innovative sales programs designed to limit the need for in-person patient visits and provide streamlined logistics in making our technology available for patient use, and the growth trajectory has continued through to October 2020, which was the highest revenue earning month on record.

During the three months ended September 30, 2020, Biotricity incurred a net loss of $3.2 million (0.085 cents loss per share). During the period of initial commercialization of the Bioflux and the build out of the Company’s expanded technology eco-system, we devoted, and expect to continue to devote, significant resources in hiring a high-caliber sales force. We also devoted and expect to continue to devote capital to our research and development programs and incur additional operating losses as we build the infrastructure required to support rapidly increasing sales volumes.

During the three and six months ended September 30, 2020, the Company experienced a gross margin of 43.6% and 48.9%. Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees, will become lower as a percentage of revenues as business sales volumes expand.

Three and Six Months Ended September 30, 2020 and 2019

Operating Revenues and Expenses

Operating Expenses

Total operating expenses for the three and six months ended September 30, 2020 were $3.2 million and $6.8 million compared to $2.2 million and $4.5 million, respectively, for the corresponding periods of the prior year, as further described below.

General and administrative expenses

Our general and administrative expenses for the three and six months ended September 30, 2020 increased to $2.8 million and $6.0 million, compared to $2.0 million and $4.1 million, respectively, for the corresponding prior year periods. For the first three and six months of the current fiscal year, approximately $0.8 million and $1.0 million of these respective increases are directly attributable to investments made by the Company in building its professional sales force and its infrastructure in order to better handle the volume increases it is experiencing.

Research and development expenses

During the three and six months ended September 30, 2020 we incurred research and development expenses of $0.4 million and $0.8 million, respectively, compared to $0.2 million and $0.4 million in the prior year. The increase in research and development activity is directly related the development of new technologies for our ecosystem and our pursuit of FDA clearance of new products, as well as the development of continuous product enhancements to our existing products.

Accretion and amortization expense related to convertible notes

During the three and six months ended September 30, 2020, we incurred accretion and amortization expense related to debt financing of $0.3 million.

Change in fair value of derivative liabilities

During the three and six months ended September 30, 2020, the Company recognized a gain of $0.2 million and $0.4 million, respectively related to the change in fair value of derivative liabilities related to preferred shares and convertible notes.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the three and six months ended September 30, 2020 was $3.2 million and $6.5 million compared $2.0 million and $4.1 million, respectively, during the corresponding fiscal period of 2019.

Translation Adjustment

Translation adjustment for the three and six months ended September 30, 2020 was a loss of approximately $0.18 million. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. As a result of its early-revenue-stage operations, the Company has incurred recurring losses from operations, and as at September 30, 2020, has an accumulated deficit of $52.9 million and a working capital deficiency of $5.3 million. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. The Company raised $3,030,620 in promissory notes and short term loans during the year ended March 31, 2020. Starting in December 2019, the Company has issued 8,045 Series A preferred shares, issuing 6,100 of these for cash proceeds of $6,100,000 and 1,945 of these were issued on conversion of $1,945,000 of promissory notes and accrued interest. The Company has also received government funding provided for economic support during COVID-19, including $1.6 million raised during the three months ended June 30, 2020. In July 2020, the Company launched a further private placement offering of convertible notes, which has raised net cash proceeds of $2.9 million as at September 30, 2020 ($3.5 million by October 31, 2020).

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

Based on the above facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term debt and equity financings, will continue to be sufficient to meet our needs. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the six months ended September 30, 2020, we used cash in operating activities of $4.5 million compared to $2.8 million for the corresponding period of the prior year. These activities involved expenditures for sales, infrastructure and business development, as well s marketing and operating activities, and continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $4.2 million for the six months ended September, 2020 compared to $2.8 million for the three months ended September 30, 2019.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the six month periods ended September 30, 2020 and 2019.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30. 2020, the Company issued 373,500 common shares, valued in the aggregate amount of $451,765 (determined by the market date price on the date of issuance) as compensation for consultants and advisors in exchange for the provision of marketing and other general and administrative services.

The securities referenced above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

During the three months ended September 30, 2020, the also Company issued $3,302,000 in a new series of convertible promissory notes (the “Notes”) sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 12% per annum. The Notes will automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price will be equal to 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price will be equal to 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest. The Company is obligated to issue warrants that accompany the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing. The Company is obligated to pay the placement agent of these Notes a 12% cash fee. Net proceeds to the Company from convertible note issuances to September 30, 2020 amounted to $2,905,760 after payment of the placement agent fee. The Company is also obligated to issue warrants to the placement agent that have a 10-year term and cover 12% of funds raised, with an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing. Both the noteholder and placement agent warrants will not be issued until final closing, since their exercise price is variable and will not be struck until that date. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

101.CAL XBRL Taxonomy Extension Calculation.*

101.DEF XBRL Taxonomy Extension Definition.*

101.LAB XBRL Taxonomy Extension Labels.*

101.PREXBRL Taxonomy Extension Presentation.*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 2020.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

