Form 10-Q
period 2020-12-31
BIOTRICITY INC.
filed 2021-02-16
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,587,596 shares of Common Stock, $0.001 par value, at February 15, 2021. As at that same date, the Company also has 2,889,978 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 38,477,574 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2020 (unaudited) and MARCH 31, 2020 (audited)

(Expressed in US Dollars)

	As at December 31, 2020 (unaudited)	As at March 31, 2020 (audited)
	$	$
CURRENT ASSETS
Cash	3,324,190	949,848
Accounts receivable, net	1,396,621	486,187
Inventory	94,848	85,720
Deposits and other receivables	126,579	137,074
Total current assets	4,942,238	1,658,829

NON-CURRENT ASSETS
Deposits	-	33,000
Long-term accounts receivable	81,778	48,115
Operating lease right-of-use assets [Note 10]	115,708	264,472
TOTAL ASSETS	5,139,724	2,004,416

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,633,884	1,521,689
Convertible promissory notes and short term loans [Note 5]	5,695,595	2,068,302
Operating lease obligations, current [Note 9]	113,910	213,030
Total current liabilities	8,443,389	3,803,021

NON CURRENT LIABILITIES
Federally guaranteed loans [Note 6]	1,570,900	-
Derivative liabilities [Note 7]	5,833,102	1,144,733
Operating lease obligations, long term [Note 9]	-	57,055
TOTAL LIABILITIES	15,847,391	5,004,809

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at December 31 and March 31, 2020, respectively, 1 share issued and outstanding as at December 31 and March 31, 2020, respectively [Note 8]	1	1
Series A Preferred stock, $0.001 par value (20,000 shares designated as authorized as at December 31 and March 31, 2020); 8,045 and 7,830 shares issued and outstanding as at December 31 and March 31, 2020, respectively [Note 8]	8	8
Common stock, $0.001 par value, 125,000,000 authorized as at December 31 and March 31, 2020, respectively. Issued and outstanding common shares: 34,576,797 and 32,593,769 as at December 31 and March 31, 2020, respectively, and exchangeable shares of 3,219,518 and 3,788,062 as at December 31 and March 31, 2020 [Note 8]	37,797	36,382
Shares to be issued (339,500 and 178,750 shares of common stock as at December 31 and March 31, 2020, respectively) [Note 8]	250,715	169,490
Additional paid-in-capital	46,707,203	44,015,397
Accumulated other comprehensive loss	(670,060)	(857,307)
Accumulated deficit	(57,033,331)	(46,364,364)
TOTAL STOCKHOLDERS’ DEFICIENCY	(10,707,667)	(3,000,393)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	5,139,724	2,004,416

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in US Dollars)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

REVENUE	1,001,252	381,899	2,197,734	1,054,805
Cost of revenue	508,877	100,782	1,120,435	327,084
NET REVENUE	492,375	281,117	1,077,299	727,721

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	3,688,868	2,179,928	9,675,299	6,292,225
Research and development expenses	681,411	447,639	1,507,634	879,661
TOTAL OPERATING EXPENSES	4,370,279	2,627,567	11,182,932	7,171,886

Other income [Note 3]	(8,637)	-	(25,604)	-
Accretion and amortization expense [Note 5]	380,692	26,058	722,795	26,058
Change in fair value of derivative liabilities [Note 6]	(349,714)	(1,503)	(783,193)	(1,503)
NET LOSS BEFORE INCOME TAXES	(3,900,245)	(2,371,005)	(10,019,631)	(6,468,720)

Income taxes	-	-	-	-
NET LOSS	(3,900,246)	(2,371,005)	(10,019,631)	(6,468,720)

Less: Preferred Stock Dividends [Note 8]	218,904	23,671	649,336	23,671
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	(4,119,149)	(2,394,676)	(10,668,968)	(6,492,391)

Translation adjustment	366,788	(234,820)	187,247	(273,735)

COMPREHENSIVE LOSS	(3,752,361)	(2,629,496)	(10,481,721)	(6,766,126)

LOSS PER SHARE, BASIC AND DILUTED	(0.111)	(0.066)	(0.288)	(0.181)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,256,315	36,176,520	37,038,957	35,826,398

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
September 30, 2020 (unaudited)	8,046	9	37,256,315	37,257	412,500	400,591	46,100,177	(1,036,848)	(52,914,182)	(7,412,996)

Issuance of shares for services	-	-	540,000	540	(73,000)	(149,876)	519,916	-	-	370,580

Issuance of shares on exercise of warrants	-	-	-	-	-	-	-	-	-	-

Issuance of warrants for services	-	-	-	-	-	-	73,329	-	-	73,329

Stock based compensation - ESOP	-	-	-	-	-	-	13,781	-	-	13,781

Translation adjustment	-	-	-	-	-	-	-	366,788	-	366,788

Net loss before dividends	-	-	-	-	-	-	-	-	(3,900,245)	(3,900,245)

Preferred stock dividends	-	-	-	-	-	-	-	-	(218,904)	(218,904)

December 31, 2020 (unaudited)	8,046	9	37,796,315	37,797	339,500	250,715	46,707,203	(670,060)	(57,033,331)	(10,707,667)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
September 30, 2019 (unaudited)	1	1	36,091,753	36,092	6,250	3,625	34,993,295	(793,878)	(39,137,210)	(4,898,075)

Issuance of preferred stock [Note 7]	6,000	6	-	-	-	-	5,999,994	-	-	6,000,000

Issuance of shares for services [Note 7]	-	-	200,000	200	96,328	60,687	97,800	-	-	158,687

Issuance of warrants for services [Note 7]	-	-	-	-	-	-	25,752	-	-	25,752

Issuance of warrants pursuant to promissory notes [Notes 5 and 7]	-	-	-	-	-	-	68,057	-	-	68,057

Stock based compensation - ESOP [Note 7]	-	-	-	-	-	-	155,702	-	-	155,702

Translation adjustment	-	-	-	-	-	-	-	(234,820)	-	(234,820)

Derivative liabilities adjustment	-	-	-	-	-	-	(793,129)	-	-	(793,129)

Net loss for the period	-	-	-	-	-	-	-	-	(2,394,676)	(2,394,676)

December 31, 2019 (unaudited)	6,001	7	36,291,753	36,292	102,578	64,312	40,547,471	(1,028,698)	(41,531,886)	(1,912,502)

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
March 31, 2020	7,831	9	36,381,815	36,382	178,750	169,490	44,015,397	(857,307)	(46,364,364)	(3,000,393)

Issuance of preferred stock	215	-	-	-	-	-	215,000	-	-	215,000

Derivative liabilities adjustment	-	-	-	-	-	-	(41,749)	-	-	(41,749)

Net issuance of shares for services	-	-	1,414,500	1,415	63,250	13,284	1,862,857	-	-	1,877,556

Issuance of shares on exercise of warrants	-	-	-	-	97,500	67,941	-	-	-	67,941

Issuance of warrants for services	-	-	-	-	-	-	173,523	-	-	173,523

Stock based compensation - ESOP	-	-	-	-	-	-	482,175	-	-	482,175

Translation adjustment	-	-	-	-	-	-	-	187,247	-	187,247

Net loss before dividends	-	-	-	-	-	-	-	-	(10,019,631)	(10,019,631)

Preferred stock dividends	-	-	-	-	-	-	-	-	(649,336)	(649,336)

December 31, 2020 (unaudited)	8,046	9	37,796,315	37,797	339,500	250,715	46,707,203	(670,060)	(57,033,331)	(10,707,667)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2019	1	1	35,361,656	35,362	62,085	91,497	33,889,917	(754,963)	(35,039,496)	(1,777,681)
Issuance of preferred stock [Note 7]	6,000	6	—	—	—	—	5,999,994	—	—	6,000,000
Issuance of shares for private placement [Note 7]	—	—	47,585	48	—	—	28,518	—	—	28,566
Issuance of shares for services [Note 7]	—	—	882,512	883	40,493	(27,186)	579,151	—	—	552,848
Issuance of warrants for services [Note 7]	—	—	—	—	—	—	125,376	—	—	125,376
Issuance of warrants pursuant to promissory notes [Notes 5 and 7]	—	—	—	—	—	—	68,057	—	—	68,057
Stock based compensation - ESOP [Note 7]	—	—	—	—	—	—	649,587	—	—	649,587
Translation adjustment	—	—	—	—	—	—	—	(273,735)	—	(273,735)
Derivative liabilities adjustment	—	—	—	—	—	—	(793,129)	—	—	(793,129)
Net loss for the period	—	—	—	—	—	—	—	—	(6,492,391)	(6,492,391)
Balance, December 31, 2019 (unaudited)	6,001	7	36,291,753	36,292	102,578	64,312	40,547,471	(1,028,698)	(41,531,886)	(1,912,502)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Expressed in US Dollars)

	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
	(unaudited)	(unaudited)
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(10,019,631)	(6,468,720)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	482,175	649,587
Issuance of shares for services	1,877,556	552,848
Issuance of warrants for services	173,523	125,376
Accretion and amortization expense	722,795	26,058
Change in fair value of derivative liabilities	(783,193)	(1,503)

Changes in operating assets and liabilities:
Accounts receivable	(944,097)	(420,431)
Inventory	(9,128)	(73,651)
Deposits and other receivables	44,075	61,461
Accounts payable and accrued liabilities	954,741	639,079
Net cash used in operating activities	(7,501,184)	(4,909,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	-	28,565
Issuance of preferred shares	215,000	6,000,000
Proceeds from federally guaranteed loans	1,570,900	-
Proceeds from exercise of stock options and warrants	67,941	-
Proceeds from convertible promissory notes, net	8,395,640	3,436,110
Proceeds from short term loans	404,895	-
Repayment of convertible promissory notes issued in prior years	(466,236)	-
Preferred stock dividends paid	(570,920)	-
Net cash provided by financing activities	9,617,221	9,464,675

Effect of foreign currency translation	258,305	(264,664)

Net increase (decrease) in cash during the period	2,116,037	4,554,779

Cash, beginning of period	949,848	63,647

Cash, end of period	3,324,190	4,353,762

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 (Unaudited)

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

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Liquidity and Basis of Presentation

The Company is an emerging growth firm, in the early stages of commercializing its first product. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at December 31, 2020, has an accumulated deficit of $57,033,331 and a working capital deficiency of $3,501,151. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Given the growth experienced in business volumes during the early stages of commercialization, management anticipates that this first product will generate an increasing amount of revenue, allowing the Company to improve its liquidity through continued business development, and issue additional equity or debt required to further capitalize the Company. The Company has developed and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. The Company raised $3,030,620 in promissory notes and short term loans during the year ended March 31, 2020. From December 2019 to June 2020, the Company also issued 8,045 Series A preferred shares, issuing 6,100 of these for cash proceeds of $6,100,000; an additional 1,945 of these preferred shares were issued on conversion of $1,945,000 of promissory notes and accrued interest. The Company has also received a Coronavirus relief loan for economic support during COVID-19, including $1,570,900 received during the three months ended June 30, 2020 (see Note 6 – Federally Guaranteed Loans), which management believes is ultimately forgivable. In July 2020, the Company launched a further private placement offering of convertible notes, generating net cash proceeds of $6,095,640 by December 31, 2020 (Note 5), not including funds raised as part of additional closings related to this offering that occurred subsequent to December 31, 2020.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2020 and 2019.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 2023.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2020 $	As at March 31, 2020 $
Accounts payable	1,478,503	1,094,072
Accrued liabilities	1,155,381	427,617
	2,633,884	1,521,689

Accounts payable as at December 31, 2020, and March 31, 2020 include 371,930 and 379,881, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand. As at December 31, 2020, included in accrued liabilities, dividends payable was $212,264 (March 31, 2020 - $77,927).

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

During the nine months ended December 31, 2020, the Company issued $7,040,500 (face value) in a series of convertible promissory notes (the “Series A Notes”) sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 12% per annum. The Notes will automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price will be equal to 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price will be equal to 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest. The Company is obligated to issue warrants that accompany the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing. The Company is obligated to pay the placement agent of the Notes a 12% cash fee. Net proceeds to the Company from convertible note issuances to December 31, 2020 amounted to $6,095,640 after payment of the placement agent fee. The Company is also obligated to issue warrants to the placement agent that have a 10-year term and cover 12% of funds raised, with an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing. Both the noteholder and placement agent warrants will not be issued until final closing since their exercise price is variable and will not be struck until that date. The Company determined that the conversion and redemption features, investor warrants and placement agent warrants contained in those Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liability associated with the embedded conversion and redemption features, as well as investor warrants and placement agent warrants. The initial fair value of the derivative liabilities generated as a result of issuing the Series A Notes that were issued until December 31, 2020 was $5,429,803 (Note 7). The Company recognized debt issuance costs in the amount of $1,676,198 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Notes. The Company recognized initial debt discount in the amount of $4,598,464 and accreted the interest over the remaining lives of those Notes. For the nine months ended December 31, 2020, the Company recorded amortization of debt issuance cost in the amount of $260,869, interest accretion for the debt discount in the amount of $461,926 as well as $160,958 interest accruals for those Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Total
$
Face value of convertible notes issued	7,040,500
Debt discount	(4,598,464)
Debt issuance costs	(1,676,198)
Day 1 value of convertible notes issued	765,838

Accretion of debt discount during nine months ended December 31, 2020	461,926
Amortization of debt issuance cost during nine months ended December 31, 2020	260,869
Total accretion and amortization expenses	722,795

Balance as at December 31, 2020	1,488,633

In addition, as at December 31, 2020, the Company had promissory notes outstanding of $450,065 (March 31, 2020 – $916,301). The promissory notes generally have a term of 1-year term, at interest rates of between 10%, and 12% with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. Management has evaluated the terms of these notes issued in prior years in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes.

As at December 31, 2020, the Company also had short term loan outstanding of $1,556,896 (March 31, 2020 – $1,152,001) and held funds in escrow for to be issued as convertible notes after December 31, 2020 in the amount of $2,200,000 (March 31, 2020 – nil)

General and administrative expenses include interest expense on the above debt instruments of $109,699 and $37,456 for the nine months ended December 31, 2020 and 2019, respectively.

6. FEDERALLY GUARANTEED LOANS

Economic Injury Disaster Loan (“EIDL”)

In April 2020, the Company received $370,900 from the U.S. Small Business Administration (SBA) under the captioned program. The loan has a term of 30 years and an interest rate of 3.75%, without the requirement for payment in its first 12 months. The Company may prepay the loan without penalty at will.

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1.2 million (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The unsecured PPL Loan is evidenced by a promissory note (the “Note”), between the Company and the lending financial institution (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.0% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest were originally due during the six-month period beginning on the date of the Note (the “Deferral Period”), but the Payment Protection Flexibility Act of 2020 has effectively extended this period of no payments for the Company to the earliest of loan forgiveness or August 2021. The principal and accrued interest under the Note is forgivable under certain specified circumstances if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. The Company is using PPP Loan proceeds for qualifying expenses, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

7. DERIVATIVE LIABILITIES

On December 19, 2019 and January 9, 2020, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in October 2019. On May 22, 2020, another 215 Series A preferred shares were issued as a result of a combined transaction that included the conversion of $100,000 in promissory notes, and $15,000 in accrued interest thereon, for 115 preferred shares, as well as a purchase of 100 preferred shares for cash proceeds of $100,000. The Company therefore had 8,045 Series A preferred shares issued and outstanding as at December 31, 2020.

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

Total
$
Derivative liabilities related to preferred shares as at March 31, 2019	-
Derivative fair value at issuance	1,083,952
Change in fair value of derivatives	60,781
As at March 31, 2020	$1,144,733
Derivative fair value at issuance	41,749
Change in fair value of derivatives for the three months ended June 30, 2020	(204,142)
Change in fair value of derivatives for the three months ended September 30, 2020	(178,988)
Change in fair value of derivatives for the three months ended December 31, 2020	(214,663)
Derivative liabilities related to preferred shares as at December 31, 2020	$588,699

The lattice methodology was used to value the derivative components embedded in the preferred shares, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.62% – 1.14%
Volatility	111.7% – 113.4%
Remaining terms (Years)	0.01 – 1.0
Stock price ($ per share)	$0.7383

For the nine months ended December 31, 2020 , pursuant to issuing $7,040,500 in convertible notes (Note 5) that have embedded conversion rights, redemption features and variable-priced investor warrants and placement agent warrants, the Company analyzed the compound features of variable conversion and redemption embedded in the convertible notes, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying note, treated as a derivative liability, and measured at fair value.

Total
$
Derivative liabilities related to convertible notes as at March 31 and June 30, 2020	$-
Derivative fair value at issuance	2,590,317
Change in fair value of derivatives for the three months ended September 30, 2020	(50,349)
As at September 30, 2020	$2,539,968
Derivative fair value at issuance	2.839.486
Change in fair value of derivatives for the three months ended December 31, 2020	(135,051)
Derivative liabilities related to the convertible notes as at December 31, 2020	$5,244,403

The lattice methodology was used to value the derivative components embedded in the convertible notes, using the following range of assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.62% – 1.14%
Volatility	98.5% – 125.3%
Remaining terms (Years)	0.01 – 10.0
Stock price ($ per share)	$0.7241 – $1.14

8. STOCKHOLDERS’ DEFICIENCY

a) Authorized stock

As at December 31, 2020, the Company is authorized to issue 125,000,000 (March 31, 2020 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2020 – 10,000,000) shares of preferred stock ($0.001 par value).

At December 31, 2020, there were 34,576,797 (March 31, 2020 – 32,593,769) shares of common stock issued and outstanding. Additionally, at December 31, 2020, there were 3,219,518 (March 31, 2020 – 3,788,062) outstanding exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding, held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement. The Company has also issued a Series A preferred stock, $0.001 par value; 20,000 shares have been designated as authorized (as at December 31 and March 31, 2020); 8,045 and 7,830 preferred shares were issued and outstanding as at December 31 and March 31, 2020, respectively.

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

Share issuances during the three and nine months ended December 31, 2020

During the three months ended December 31, 2020, the Company issued an aggregate of 540,000 shares, pursuant to existing obligations related to services rendered by consultants and advisors, including 290,000 that were to be issued as part of obligations in the immediately preceding three-month period. Total fair value of these common shares, in the amount of $519,916, was determined by using the market date price on the date of issuance, recorded in general and administrative expenses and research and development expenses with corresponding credit to common stock and additional paid in capital.

During the nine months ended December 31, 2020, the Company issued an aggregate of 1,414,500 shares, fair valued at $1,862,857.

d) Shares to be issued

As of December 31, 2020, the Company has recognized its contractual obligations to issue a total of 339,500 shares of common stock to advisors. The fair value of these shares amounted to $250,715 and has been expensed to general and administrative and research and development expenses in the consolidated statements of operations, with a corresponding credit to additional paid-in-capital. Included in shares to be issued after December 31, 2020 were 97,500 shares to be issued in order to complete the exercise of shares which was paid for in the preceding three month period ended September 30, 2020. The fair value of shares to be issued was determined by using the market price of the common stock as at the date of issuance.

e) Warrant issuances and exercises

Warrant issuances during the year ended March 31, 2020

During the year ended March 31, 2020, the Company issued 1,021,430 warrants, respectively, as compensation for advisor and consultant services and certain promissory noteholders, which were fair valued at $277,053. Warrants issued to advisors and consultants were expensed in general and administrative expenses and amounted to $184,637, for the year ended March 31, 2020. Warrants issued to promissory notes holders were credited to additional paid-in capital in amount of $92,416. Their fair value has been estimated using a multinomial lattice model with an expected life of 2 to 3 years, risk free rates of 0.22% to 1.71%, stock price of $0.52 to $0.974 and expected volatility of 114.3% to 132.2%.

Warrant issuances during the three and nine months ended December 31, 2020

During the three months ended December 31, 2020, the Company issued 226,667 warrants as compensation for advisor and consultant services, which were fair valued at $73,729 and expensed in general and administrative expenses and research and development expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multinomial lattice model with an expected life of 3 years, a risk free rate ranging from 0.198% to 0.783%, stock price of $0.7383 and expected volatility of 113.4% to 123.8%.

During the nine months ended December 31, 2020, the Company issued 349,584 warrants as compensation for advisor and consultant services, which were fair valued at $173,523 and expensed in general and administrative expenses and research and development expenses, with a corresponding credit to additional paid in capital. Their fair value has been estimated using a multinomial lattice model with an expected life up to 3 years, a risk free rate ranging from 0.167% to 0.783%, stock price in the range of $0.7383 to $1.11 and expected volatility of 113.4% to 127.6%.

Warrant exercises

No warrants were exercised during the fiscal year ended March 31, 2020. During the three and nine months ended December 31, 2020, 97,500 warrants were exercised, with shares for this exercise accounted for as shares to be issued subsequent to December 31, 2020.

Warrant issuances, exercises and expirations or cancellations during the three months ended December 31, 2020 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants		Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2019	321,314	1,177,157	*	2,734,530	1,163,722	5,396,723

Less: Exercised	-	-		-	(458,196)	(458,196)
Less: Expired/cancelled	-	(5,000)		-	-	(5,000)
Add: Issued	-	83,750		-	-	83,750
As at June 30, 2019	321,314	1,255,907	*	2,734,530	705,526	5,017,277

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(10,000)		-	-	(10,000)
Add: Issued	-	311,350		-	-	311,350
As at September 30, 2019	321,314	1,557,257	*	2,734,530	705,526	5,318,627

Less: Exercised	-	-		-	-	-
Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(35,000)		-	-	(35,000)
Add: Issued	-	568,000		-	-	568,000
As at December 31, 2019	321,314	2,090,257	*	2,734,530	705,526	5,851,627

Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(98,750)		-	-	(98,750)
Add: Issued	-	208,333		-	-	208,333
As at March 31, 2020	321,314	2,199,840	*	2,734,530	705,526	5,961,209
Less: Expired/cancelled	(128,676)	(65,000)		(911,510)	(705,526)	(1,810,712)

Add: Issued	-	50,000		-	-	50,000
As at June 30, 2020	192,638	2,184,840	*	1,823,020	-	4,200,497
Less: Exercised	-	(97,500)		-	-	(97,500)
Less: Expired/cancelled	-	(205,000)		-	-	(205,000)
Add: Issued	-	72,917		-	-	72,917
As at September 30, 2020	192,638	1,955,526	*	1,823,020	-	3,970,814
Less: Exercised	-	-		-	-	-
Less: Expired/cancelled	-	(36,250)		-	-	(36,250)
Add: Issued	-	226,667		-	-	226,667
As at December 31, 2020	192,638	2,145,673	*	1,823,020	-	4,161,330

Exercise Price	$0.78-$3.00	$0.48-$3.69		2.00	3.00
Expiration Date	December 2021 to July 2022	October 2020 to June 2030		March 2021 to November 2022	not applicable

*Consultant Warrants include warrants issued to directors and officers of the Company who were not members of the Company’s options plan at the time of issuance. As at December 31, 2020, Consultant Warrants include an aggregate of 788,806 warrants provided to an officer of the Company as compensation while not a member of any Company options plan.

f) Stock-based compensation

On February 2, 2016, the Board of Directors of the Company approved the Company’s 2016 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Plan seeks to achieve this purpose by providing for awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and other stock-based awards.

The Plan shall continue in effect until its termination by the board of directors or committee formed by the board; provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date. The maximum number of shares of stock that may be issued under the Plan shall be equal to 3,750,000 shares; provided that the maximum number of shares of stock that may be issued under the Plan pursuant to awards shall automatically and without any further Company or shareholder approval, increase on January 1 of each year for not more than 10 years from the effective date, so the number of shares that may be issued is an amount no greater than 20% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

Based on the 2016 Option Plan, the Company is authorized to issue employee options with a 10-year term. On March 31, 2020, the Company’s Board of Directors approved the amendment of certain prior options grants, issued to current employees, previously issued with a 3-year term, such that the respective options issued under these agreements would have their term extended to 10 years. The Company revalued these options using a lattice model with an expected life of 10 years, risk free rates of 0.46% to 0.75%, stock price of $0.974 and expected volatility of 132.2%, in order to recognize the additional expense associated with the longer term and recognized a one-time charge of $1,600,515 in share-based compensation, with a corresponding adjustment to adjusted paid in capital.

During the year ended March 31, 2020, an additional 88,100 stock options were granted with a weighted average remaining contractual life from 2.76 to 9.51 years. The Company recorded stock-based compensation of $2,408,713 in connection with ESOP 2016 Plan under general and administrative expenses with corresponding credit to additional paid in capital.

During the three and nine months ended December 31, 2020, the Company granted 519,033 and 2,376,480 of options, respectively (the latter included 1,400,000 options to an executive and director of the Company and an additional 367,647 options to another director). Their fair value has been estimated using a multinomial lattice model with an expected life of up to 6.5 years, a risk free rate ranging from 0.198% to 0.7832%, stock price of $0.7383, and expected volatility of 113.4% to 123.8%.

The following table summarizes the stock option activities of the Company to December 31, 2020:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069

Granted	2,376,480	0.9787
Exercised	-	-
Outstanding as of December 31, 2020	6,770,089	2.3956

During the three and nine months ended December 31, 2020, the Company recorded stock-based compensation of $13,871 and $482,175, in connection with the 2016 equity incentive plan ($154,996 and $493,885 for the respective comparative periods ended December 31, 2019) under general and administrative expenses with a corresponding credit to additional paid in capital.

multinomial

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

$
Operating lease right-of-use asset - initial recognition	413,236
Amortization	(297,528)
Balance at December 31, 2020	115,708

Operating lease obligation - initial recognition	413,236
Repayment and interest accretion	(299,326)
Balance at December 31, 2020	113,910

Current portion of operating lease obligation	113,910
Noncurrent portion of operating lease obligation	-

The operating lease expense was $54,284 and $163,752, respectively for the three and nine months ended December 31, 2020, and was included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at December 31, 2020.

$
Less than one year	115,059
Beyond one year	-
Total undiscounted lease obligations	115,059

10. CONTINGENCIES

There are no unrecognized claims against the company that were assessed as significant, which were outstanding as at December 31, 2020 and, consequently, no additional provision for such has been recognized in the consolidated financial statements during the three and nine months then ended.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 15, 2021, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

From January 1 to February 15, 2021, the Company entered into subscription agreements with accredited investors for the sale to the investors of Notes in the aggregate principal amount of $4.58 million, in further closings of its 12% convertible note offering to accredited investors.

In January 2021, exchangeable shareholders holding 329,540 exchangeable shares exchanged these for an equivalent number of common shares of the Company.

Also, in January 2021, the Company issued 339,500 common shares as compensation for services provided by contractors, in full satisfaction of its obligations of shares to be issued as recorded at December 31, 2020.

On February 10, 2021, the Company issued 341,759 common shares to convertible noteholders on conversion of notes with a face value of $289,000, together with accrued interest thereon.

On February 11, 2021, the Company submitted its application for a 510(k) clearance from the FDA for its Biotres patch solution, which will be a novel product in the field of Holter monitoring.

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

We developed our FDA-approved Bioflux® MCT technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 30, 2020 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. We have expanded our sales efforts to 20 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth and increasing revenues.

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

During the nine months ended December 31, 2020, the Company announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows and reduce estimated analysis time from 5 minutes to 30 seconds. ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency. This improvement in analysis time reduces operational costs and allows the company to continue to focus on excellent customer service and industry-leading response times to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales to help drive greater revenue.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the nine months ended December 31, 2020, the Company also announced that it is in the process of negotiating the terms of a definitive agreement to license a telemedicine platform, which also provides capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2020.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 2023.

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

During the three months ended December 31, 2020, the Company earned combined device sales and technology fee income totaling $1 million. This represents a 162.2% year-over-year increase from corresponding quarter of fiscal 2020, a increase of approximately $0.6 million over the revenue earned in that quarter. This also marks an increase of 34.5%, sequentially over the immediately preceding quarter ended September 30, 2020, when the Company earned $0.745 million. Given that the year over year increase reported for the three months ended September 30, 2020 was 115.3%, a year-over-year increase of 162.2% for the results of the three months ended December 30, 2020 indicates increased improvement in the growth trajectory of the Company’s revenues.

During the nine months ended December 31, 2020, the Company earned revenues of $2.2 million compared to $1.1 million in the corresponding prior year period – a 108.4% increase. The Company achieved these revenue results despite experiencing an approximately 30% decrease in its business activities due to the worldwide pandemic that acutely affected the U.S. during the month of April 2020, the first month of the Company’s 2021 fiscal year. In support of management’s belief that the Company has a resilient business model, and its hypothesis that the pandemic has served to accelerate strong market trends favoring remote patient monitoring, April pandemic slowness resulted in pent-up demand for Biotricity’s technology services in the months of May and June, when it resumed its upward month-over-month trajectory in sales pipeline growth. The Company also introduced innovative sales programs designed to limit the need for in-person patient visits and provide streamlined logistics in making our technology available for patient use, and the growth trajectory has continued through to the December 2020.

During the three months ended December 31, 2020, Biotricity incurred a net loss of $4.1 million and a comprehensive loss of approximately $3.75 million, compared to $2.4 million and $2.6 million in the comparative periods of fiscal 2020. This resulted in a net loss per common share of 11.1 cents per share for the three months ended December 31, 2020. During the period of initial commercialization of the Bioflux and the build out of the Company’s expanded technology eco-system, we devoted, and expect to continue to devote, significant resources in hiring a high-caliber sales force. We also devoted and expect to continue to devote capital to our research and development programs and incur additional operating losses as we build the infrastructure required to support rapidly increasing sales volumes.

During the three and nine months ended December 31, 2020, the Company experienced a gross margin of 49%. Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees, will become lower as a percentage of revenues as business sales volumes expand.

Three and nine Months Ended December 31, 2020 and 2019

Operating Revenues and Expenses

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 2020 were $4.4 million and $11.2 million compared to $2.6 million and $7.2 million, respectively, for the corresponding periods of the prior year, as further described below.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended December 31, 2020 increased to $3.7 million and $9.7 million, compared to $2.2 million and $6.3 million, respectively, for the corresponding prior year periods. The increases in general and administrative expenses were primarily directly attributable to investments made by the Company in building its professional sales force and its infrastructure in order to increase sales and better handle the volume increases it is experiencing.

Research and development expenses

During the three and nine months ended December 31, 2020 we incurred research and development expenses of $0.7 million and $1.5 million, respectively, compared to $0.45 million and $0.9 million in the prior year. The increase in research and development activity is directly related the development of new technologies for our ecosystem and our pursuit of FDA clearance of new products (including the Biotres), as well as the development of continuous product enhancements to our existing products.

Accretion and amortization expense related to convertible notes

During the three and nine months ended December 31, 2020, we incurred accretion and amortization expense related to debt financing of $0.4 million and $0.7 million, respectively.

Change in fair value of derivative liabilities

During the three and nine months ended December 31, 2020, the Company recognized a gain of $0.35 million and $0.8 million, respectively related to the change in fair value of derivative liabilities related to preferred shares and convertible notes.

Translation Adjustment

Translation adjustment for the three and nine months ended December 31, 2020 was a gain of approximately $0.4 million and $0.2 million, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. As a result of its early-revenue-stage operations, the Company has incurred recurring losses from operations, and as at December 31, 2020, has an accumulated deficit of $57 million and a working capital deficiency of $3.5 million. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. In July 2020, the Company launched a private placement offering of convertible notes, which has raised gross cash proceeds of just under $11.8 million as at February 15, 2020.

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and other technologies that will form part of its eco-systems. Based on our current operating plans, we will require approximately $8 million (more in order to accelerate commercialization further and faster) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux in its next generation, in addition to including marketing, sales, regulatory and clinical costs to better introduce the product into the marketplace. We anticipate that we will need to raise additional funds through equity or debt offerings in order to meet our expected future liquidity requirements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Net Cash Used in Operating Activities

During the nine months ended December 31, 2020, we used cash in operating activities of $7.5 million compared to $4.9 million for the corresponding period of the prior year. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $9.6 million for the nine months ended December 31, 2020 compared to $9.4 million for the nine months ended December 31, 2019.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the nine month periods ended December 31, 2020 and 2019.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended December 31, 2020   that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2020, the Company issued 540,000 common shares, valued in the aggregate amount of $519,916 (determined by the market date price on the date of issuance) as compensation for consultants and advisors in exchange for the provision of marketing and other general and administrative services. These issuances were inclusive of 290,000 shares previously recognized as an obligation to be issued as at September 30, 2020, valued at $310,456. Between January 1 and February 15, 2021, the Company also issued 339,500 common shares, valued in the aggregate amount of $250,715, as compensation for consultants and advisors in exchange for the provision of marketing and other general and administrative services.

The securities referenced above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

During the three months ended December 31, 2020, the also Company issued $3,738,500 in a new series of convertible promissory notes (the “Notes”) sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 12% per annum. The Notes will automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price will be equal to 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price will be equal to 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest. The Company is obligated to issue 3-year term warrants, that accompany the convertible notes. The Company is obligated to pay the placement agent of these Notes a fee of up to 12% cash, depending on whether the investors were previously independently known by the Company and its management team. The Company is also obligated to issue warrants to the placement agent that have a 10-year term and cover up to 12% of funds raised, with an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time of final closing. In total, net proceeds to the Company from convertible note issuances to December 31, 2020 amounted to $6.031.719 after payment of the placement agent fee. Both the noteholder and placement agent warrants were to be issued after final closing. Between January 1 and February 15, 2021, the Company issued a further $4,885,000 in Notes, sold under subscription agreements to accredited investors. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

101.CAL XBRL Taxonomy Extension Calculation.*

101.DEF XBRL Taxonomy Extension Definition.*

101.LAB XBRL Taxonomy Extension Labels.*

101.PREXBRL Taxonomy Extension Presentation.*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February 2021.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

