Form 10-K
period 2021-03-31
BIOTRICITY INC.
filed 2021-06-22
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,497,682.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 18, 2021, was 37,850,064 (not including 1,466,718 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2021

PART I

ITEM 1. BUSINESS

Summary

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. Our first focus is on the multi-billion-dollar diagnostic mobile cardiac telemetry market, otherwise known as MCT.

We developed our FDA-approved Bioflux® MCT technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 30, 2020 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. We have expanded our sales efforts to 20 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth and increasing revenues

Our principal executive office is located at 275 Shoreline Drive, Redwood City, California, and our telephone number is (800) 590-4155. We also have executive offices at 75 International Blvd., Suite 300, Toronto, ON Canada M9W 6L9. Our website address is www.biotricity.com. The information on our website is not part of this Annual Report on Form 10-K.

History

Our company was incorporated on August 29, 2012 in the State of Nevada.

iMedical was incorporated on July 3, 2014 under the Canada Business Corporations Act. On February 2, 2016, we completed the acquisition of iMedical and moved the operations of iMedical into Biotricity Inc. through a reverse take-over.

Description of Business

Company Overview

We are a technology company focused on earning recurring technology fee revenue in the form of technology-as-a-service (TaaS). The Company’s ability to grow this type of revenue is predicated on the size and quality of its sales force and their ability to penetrate the market and place devices with clinically focused, repeat users of its cardiac technology. The Company plans to grow its sales force in order to address new markets and achieve sales penetration in the markets currently served. The Company has also developed or is developing several other ancillary technologies, which will require application for further FDA clearances, which the Company anticipates applying for within the next to twelve months. Among these are:

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

During the year ended March 31, 2021, the Company announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows. ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency. This improvement in workflows allows the company to continue to focus on excellent customer service and industry-leading response times to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales to help drive greater revenue.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the year ended March 31, 2021, the Company announced that it is developing telemedicine technology that also provides capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to facilitate improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse.

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

The number one cost to the healthcare system is cardiovascular disease, estimated to be responsible for 1 in every 6 healthcare dollars spent in the US5. Since cardiovascular disease is the number one cause of death worldwide, early detection, diagnosis, and management of chronic cardiac conditions are necessary to relieve the increasing burden on the healthcare infrastructure. Diagnostic tests such as ECGs are used to detect, diagnose and track certain types of cardiovascular conditions. We believe that the rise of lifestyle related illnesses associated with heart disease has created a need to develop cost-effective diagnostic mechanisms to fill a hole in the current ECG market.

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

We launched a limited market release of our MCT diagnostic device and software solution in April 2018. In April 2019, we officially launched our solution and expanded our sales efforts to 6 key states, with intention to expand further and compete in the broader US market using an insourcing business model. This business model is applicable to a large portion of the total available market, which can include hospitals, physicians’ offices and other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state of the art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

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

The event monitoring market is divided into the Holter/Extended Holter, Event Loop and Mobile Cardiac Telemetry (MCT) product segments, of which Holter, and its variant Extended Holter, and Event Loop are the current market leaders. Amongst event monitoring systems, we believe that the preferred choice of physicians and cardiologists is MCT, because of its ability to continuously monitor patients in real-time, thereby reducing a patient’s risk and a physician’s liability. MCT devices have built-in arrhythmia detectors and real-time communication, which allow physicians to prescribe the device for a longer period of time; thereby enabling prolonged data collection and delivering a more complete picture for diagnosis.

We believe that Holter/Extended Holter and Event Loop solutions compromise patient safety because they lack the ability to alert the patient in the event of an emergency. Holter is used a short term solution, up to 3 days, whereas Event Loop is used for up to 30 days. Extended Holter, the long term variant of Event Loop can be used for up 21 days. It is the most recent of the cardiac monitoring options and was created for longer term holter recordings. Since Event Loop is also long term, reimbursement for Extended Holter and Event Loop are converging. Reimbursement for these are much lower compared to MCT due to the nature of the solution, recording vs monitoring. With Holter and Event Loop monitoring, ECG data is not uploaded or transmitted in real-time. Comparatively, if the patient were monitored through an MCT device with real-time ECG data transfer and cellular network access, then in the event of cardiac distress, the monitoring center would immediately send communication to the patient’s physician.

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

Of the MCT systems currently available in the market, most are owned by IDTFs who employ an outsourcing business model, focused on providing clinical services for which they can earn reimbursement; this means that they would typically not sell their devices to physicians, but offer their clinical services. Some MCT providers choose to sell their solution by charging high prices for devices and upfront software costs, as well as a per cardiac study monitoring fee. Among these are solutions that are not scalable; some lack monitoring software, requiring a customer to acquire third party software and incur integration expenses. These would require an investment by the physician, to incur upfront costs that would take time to recoup before profits are realized. The only other model available in the market is based on a monthly fee for technology and devices, irrespective of usage, forcing the physician to pay whether the technology is used or not.

The limited number of competitors makes this an attractive market for new entrants. However, entry into the market requires a hardware device coupled with complex algorithms, ECG software and access to a monitoring center. Two of the five MCT players have done so by building their own monitoring infrastructure, developing their own ECG software and utilizing TZ Medical’s MCT device. However, this is capital intensive and we believe cost prohibitive for most hospitals and clinics. These barriers are in our opinion among the key reasons as to why Holter and Event Loop have maintained a significant portion of the US event monitoring market despite the increase in patient safety and improved outcomes with MCT.

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

Our Bioflux MCT solution is comprised of a uniquely designed monitoring device and an ECG reporting software component. Our Bioflux solution provides:

●	a revenue model for physicians that fits within the established insurance billing practices, with recurring reimbursements to doctors, hospitals and IDTFs, since the device can be washed and used multiple times on multiple patients requiring an MCT study;

●	built-in cellular connectivity, enabling immediate alert to user in the event of an emergency;

●	technology that is future-ready, in that its form and function enables opportunities to develop and use technologies adjacent to the MCT market.

Following Bioflux, the Company is finalizing development of several breakthrough technologies in 2021, including:

●	Biotres, a revolutionary ECG Holter solution that addresses the limitations of existing solutions in the Holter market, with built-in connectivity, ability to recharge, and 3 channels (instead of 1). Biotres leverages the capabilities of Bioflux while allowing for the traditional approach of short-term monitoring. Biotres is currently awaiting clearance from the FDA.

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

We believe that Bioflux’s revenue model, which is a platform or technology as a service model (PAAS or TAAS), is a significant and disruptive departure from the pricing and reimbursement strategies of the existing competitors in the MCT market, which apply an outsourced model to MCT diagnostics, where the entire procedure and reimbursement is outsourced; the MCT solutions provider takes over the clinical responsibilities and earns the reimbursement and pays the physician a small administrative stipend. Bioflux’s revenue and insourced business model entail differentiators that are expected to create barriers to entry for other competitors seeking to emulate our strategy.

On October 18, 2016, we announced that we have received a 510(k) clearance from the U.S. Food and Drug Administration for the software component of our Bioflux solution. On completion of required testing and submission of results, on December 18, 2017 we announced that we received our second 510(k) clearance for our Bioflux device, thereby achieving the final FDA requirement needed for Biotricity to bring Bioflux to the U.S. market. On April 6, 2018, we began a limited market release with a roll-out of our first devices to cardiologists, physicians, research scientists and other opinion leaders related to the Company. Our first year was focused on ensuring reimbursement was in place and our workflow aligned with customer needs. In 2019, we moved into an official launch to strategically target our addressable market of approximately 2,213 physician offices (approximately 1% of all physician offices in the U.S.), 58 hospitals (approximately 1% of all hospitals in the U.S.), and 30 IDTFs (an estimated 1% of all IDTFs in the U.S.). To do this, we invested in the hiring of top caliber sales professionals with a proven track record in cardiac technology and device sales, and strong business relationships with providers of cardiac medical services.

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

Preventative Care. It is widely reported that chronic illnesses related to lifestyle diseases are on the rise, resulting in increased healthcare costs. This has caused a major shift in the US healthcare market, emphasizing a need for evidence-based healthcare system focused on overall health outcomes. Patient compliance is a critical component in driving improved health outcomes, where the patient adheres to and implements their physician’s recommendation. Unfortunately, poor patient compliance is one of the most pressing issues in the healthcare market. One of the key contributing factors to this is the lack of a feedback mechanism to measure improvement and knowledge. Studies show that poor patient compliance costs the US healthcare system $100 to $289 billion annually1, representing 3% to 10% of total US healthcare costs2 . Studies have proven that regular monitoring of chronic care conditions improves patient outcomes in the form of lower morbidity rates and reduce the financial burden on the healthcare system by empowering preventative care. The Company has developed a technology that will support medical practitioners as they gather data and regularly monitor and treat patients with two or more of the top ten chronic care conditions that plague individuals. We expect that Bioheart, our planned third product, will be focused on filling this need by developing a clinically relevant, preventative care and disease management solution for the consumer. A key underlying component of Bioheart is expected to be the ability to measure patient improvements—with clinical accuracy—which will drive feedback and eventual patient compliance. This approach is implemented in our development process by focusing on a disease/chronic illness profile, as opposed to a customer profile. We are focused on cardiovascular disease for our first preventative care solution since Bioflux is aimed at the same health segment. This will enable us to leverage the knowledge and expertise gained with Bioflux and apply it to Bioheart.

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

Holter and Event Monitoring. The Holter and Event Loop monitors are significantly simplified versions of an MCT device without a cellular connectivity solution. Holter and Event Loop monitors require data to be downloaded manually, for test periods of 24 hours to 30 days. The Bioflux MCT device software has been adjusted to be able to be used as a Holter/Extended Holter or an Event loop monitor, which has already opened up the Holter and Event Loop monitor markets, by combining with Bioflux’s global cellular chipset to become a 4 in 1 device that is applicable to the global event monitoring market. However, the Company is also developing new technology that is applicable to this space which will continue to adhere to the Company’s revenue model of deriving income from technology fees.

The key leading technologies in the Holter market are patch devices that take the form of a large band-aid and can be mailed back or returned to the physician for data retrieval. They lack connectivity, have only one channel of data, and cannot be charged but are convenient for low-risk patients. Responding to our customer needs, the Company has developed a new technology that is applicable to this space which will continue to adhere to the Company’s revenue model of deriving income from technology fees. This product is known as the Biotres and it addresses the shortcomings of existing solutions by adding connectivity, the ability to charge, and improved data through 3 channels, while maintaining patient convenience. The Biotres is currently awaiting FDA clearance.

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

Within the US event monitoring systems market, we are aware of six main competitors in the MCT product segment. These competitors have increased market presence and distribution primarily by working through existing IDTFs. The existing competitors have maintained a competitive advantage within the market by controlling the distribution of all available MCT devices and software solutions. Our primary competitors in the MCT market are:

● Biotelemetry (formerly CardioNet), recently acquired by Philips for $2.8B. We believe that BioTelemetry, Inc. (NASDAQ:BEAT), has the largest network of IDTFs within the MCT market. BioTelemetry is considered a complete solution provider as it produces and distributes its own MCT device, software solution, and MCT monitoring centers. The company acquired its MCT device through the acquisition of a MCT manufacturer, Braemar. Upon acquisition of Braemar, BioTelemetry offered limited support to other clients utilizing Braemar’s technology. This resulted in BioTelemetry increasing the use of its device and software solution, enabling wide market penetration. We believe that BioTelemetry business model is focused on providing the MCT diagnostic service, as opposed to selling MCT solutions to other IDTFs or service providers, which enables a perpetual per-read fee as opposed to one time device or software sales. Equity research analysts categorize BioTelemetry as a clinical health provider, because of its business model, rather than as a medical device company. As such, we believe that BioTelemetry market cap is limited by the low multiples associated with that type of business, and, as a clinical health provider, BioTelemetry has significant overhead and fixed costs associated with monitoring centers and health professionals.

● Preventice (formerly eCardio.), recently acquired by Boston Scientific for $1.2B. Preventice is a private company, based in Houston, Texas. Preventice’s device is manufactured by a third party medical device company, TZ Medical. Preventice has integrated TZ Medical’s device with its software solution to create a complete MCT solution. Similar to Biotelemetry, we believe eCardio follows the same business model of offering the MCT service and acting as a clinical health provider.

● ScottCare. ScottCare is a private company in the US and a subsidiary of Scott Fetzer Company, a division of Berkshire Hathaway. ScottCare provides equipment for cardiovascular clinics and diagnostic technicians. ScottCare has built its own MCT device and software solution, and white-labeled TZ Medical’s device. Unlike the others, ScottCare offers its solution in an insourced model, where the physician has the opportunity to bill. This model requires the physician to purchase a minimum number of devices at an approximate average cost of $2,000 and their software at a cost of $25,000 to $40,000. After this initial upfront cost, ScottCare charges an additional per test fee for monitoring. We believe the above model creates a long return on investment for the physician. In our opinion, this has resulted in little market penetration for ScottCare as compared to the others.

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

● TZ Medical. TZ Medical is a medical device company that focuses on manufacturing a variety of medical devices. We do not consider TZ Medical to be a direct competitor as they produce an MCT device that is available for purchase, and sold to competitors such as to Scottcare and Preventice, described above. However, we do not believe that TZ Medical has a software solution, requiring any new entrant to either acquire or build out a software solution and then integrate that with the TZ Medical device. This creates a requirement for a large upfront capital investment. As a result, we believe this approach only works for organizations looking to become MCT solution providers with the same business model as the others.

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

Because of customer needs that exceeded the capabilities of the third party software we were initially intending to use, we independently developed our own ECG reporting software.

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

Currently, we have a number of registered trademarks; we may obtain additional registrations in the future.

Research and Development

Our research and development programs are generally pursued by engineers and scientists employed by us in California and Toronto on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies. In all cases, we ensure that all areas of IP are owned and controlled by the Company.

The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

We incurred research and development costs of $2.1 million for the fiscal year ended March 31, 2021 and $1.4 million for the fiscal year ended March 31, 2020.

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

Depending on the classification of the device, before Biotricity can commercially distribute medical devices in the United States, it had to obtain, either prior 510(k) clearance, 510(k) de-novo clearance or premarket approval (PMA), from the FDA unless a respective exemption applied. The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

●	Class I devices, which are low risk and subject to only general controls (e.g., registration and listing, medical device labeling compliance, MDRs, Quality System Regulations, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;

●	Class II devices, which are moderate risk and generally require 510(k) or 510(k) de-novo premarket clearance before they may be commercially marketed in the United States as well as general controls and potentially special controls like performance standards or specific labeling requirements; and

●	Class III devices, which are devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. Class III devices generally require the submission and approval of a PMA supported by clinical trial data.

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

Manufacturing and Suppliers

Until recently, we have focused primarily on research and development of the first generation version of the Bioflux. We have now completed the development of Biotres and the prototyping of Bioheart and their proposed marketing and distribution, but are not yet at a stage to commence volume production of either. We currently assemble our devices at our Redwood City, California facility. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages.

We have a scalable manufacturing strategy and goals and use Providence Enterprises (herein “Providence”), which is an FDA qualified manufacturer for contract manufacturing. We do not have a contract with Providence or any obligation to use them (nor do they have any obligations with respect to us other than with respect to any specific orders we may make) and we enter into purchase orders for each manufacturing request we have with Providence, as we would with other vendors. Despite our working relationship with Providence, we intend to continue to identify and develop other efficient, automated, low-cost manufacturing capabilities and options to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to facilitate our business plan.

We currently rely on a number of principal suppliers for the components that make up our products and proposed products; these include Digikey Corporation and Mouser Electronics for electronics and connectors, Telit/Stollmann for Bluetooth modules, Yongan Innovations for batteries, Dongguan Bole RP&M Cp. Ltd. for plastics, Unimed Medical and Conmed for ECG cables and electrodes, and Medico Systems for touch-panel LCD displays. We believe that the raw materials used or expected to be used in our planned products can be acquired from multiple sources and are readily available on the market.

Employees

We currently have 44 full-time employees and approximately 20 consultants who are based in our offices located in Silicon Valley, California and Toronto, Canada. These employees oversee day-to-day operations of the Company and, together with the consultants, support management, engineering, manufacturing, and administration. We have no unionized employees.

We plan to hire more than 25 additional full-time employees within the next 12 months, as needed to support continued growth in our business. Their principal responsibilities will be the support of our sales, marketing, research and development, and clinical development activities.

We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. The World Health Organization declared the COVID-19 outbreak a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. At this point, the future overall extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

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

We have a limited operating history upon which investors can rely to evaluate our future prospects.

We have a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If unsuccessful with one or more of these issues, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels in our forecasts are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been fully developed. If our forecasts prove incorrect, the business, operating results and financial condition of the Company may be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenues. As a result, any significant reduction in revenues may immediately and adversely affect our business, financial condition and operating results.

We have not had a long history of producing revenues and we cannot predict when we will achieve sustained profitability.

We have not been profitable, and cannot definitely predict when we will achieve profitability, if ever. We have experienced net losses historically. We do not anticipate generating significant revenues until we successfully continue to develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of any new products. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2021, we had an accumulated deficit of $62,817,688.

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

The success of our cardiac monitoring business is dependent upon physicians utilizing our solution when prescribing cardiac monitoring to their patients. The utilization of our solution by physicians for use in the prescription of cardiac monitoring is directly influenced by a number of factors, including:

●	the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our monitoring solutions;

●	continuing to establish ourselves as a cardiac technology company;

●	our ability to educate physicians regarding the benefits of MCT over alternative diagnostic monitoring solutions;

●	our demonstrating that our proposed products are reliable and supported by us in the field;

●	supplying and servicing sufficient quantities of products directly or through marketing alliances; and

●	pricing our devices and technology service fees in a medical device industry that is becoming increasingly price sensitive.

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

If our customers are not able to both obtain and maintain adequate levels of third-party reimbursement for services using our products, it would have a material adverse effect on our business.

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

Our customers may experience difficulty in obtaining reimbursement for our services from commercial payors that consider our technology to be experimental and investigational, which would adversely affect our revenue and operating results.

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

The Medicare program is administered by the Centers for Medicare and Medicaid Services (“CMS”), which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, and how and where we provide our arrhythmia monitoring solutions. Our failure to comply with applicable Medicare rules could result in discontinuing the ability for physicians to receive reimbursement as they will likely utilize our cardiac monitoring solution under the Medicare payment program, civil monetary penalties, and/or criminal penalties, any of which could have a material adverse effect on our business and revenues.

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

We will require additional funds to further develop our business plan. Based on our current operating plans, we plan to use $15 million in capital to fund our planned operations and sales efforts necessary to propel the commercialization of Bioflux into broader markets. We may choose to raise additional capital beyond this in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient planned revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for the development completion and introduction of our other planned products and technologies. Any such financing that we undertake will likely be dilutive to current stockholders.

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

We believe that we will need to incur additional research and development expenditures to continue development of our existing proposed products as well as research and development expenditures to develop new products and services. The products and services we are developing and may develop in the future may not be technologically successful. In addition, the length of our product and service development cycle may be greater than we originally expected, and we may experience delays in product development. If our resulting products and services are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services.

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

Executive and legislative actions, or legal proceedings that seek to amend or impede the implementation of the Affordable Care Act, as well as future efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition and results of operations.

Since its adoption into law in 2010, the Affordable Care Act has been challenged before the U.S. Supreme Court, and Congress in order to delay, defund, or repeal implementation of or amend significant provisions of the Affordable Care Act. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law. The net effect of the Affordable Care Act, as currently in effect, on our business is subject to a number of variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the sporadic implementation of the numerous programs designed to improve access to and the quality of healthcare services. Additional variables of the Affordable Care Act impacting our business will be how states, providers, insurance companies, employers, and other market participants respond to any future challenges to the Affordable Care Act.

We cannot predict whether the Affordable Care Act will be modified, or whether it will be repealed or replaced, in whole or in part, and, if so, what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place

We will not be profitable unless we can demonstrate that our products can be manufactured at low prices.

To date, we have focused primarily on research and development of the first-generation version of the Bioflux, as well as other technologies we plan to introduce in our eco-system, and their proposed marketing and distribution. Consequently, we have little experience in manufacturing these products on a commercial basis. We may manufacture our products through third-party manufacturers. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to absorb the cost of near free distribution of our products pursuant to our proposed business plan. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

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

If we or our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited, and our business could be harmed.

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

The use and disclosure of certain health care information by health care providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent, and few have been interpreted by government regulators or courts, our interpretations of these laws and regulations may be incorrect. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security. Enforcement of these laws against us could have a material adverse effect on our business, financial condition and results of operations.

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

We have 37,850,064 outstanding shares as of June 18, 2021, of which 16,398,674 are unrestricted shares of common stock, such that a large number of shares of our common stock could be made available for sale in the public market, which could harm the market price of the stock.

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq, our chief executive officer and a member of our board of directors, beneficially owns approximately 20.69% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on the OTCQB marketplace under the symbol “BTCY” since February 1, 2016 but did not commence trading until February 18, 2016. Prior to that, our common stock was quoted on the OTCQB marketplace under the symbol “MTSU” but there was no trading activities and no quoted prices. On June 18, 2021 the closing price of our common stock as reported on the OTCQB marketplace was $3.95 per share.

Shareholders of Record

As of June 18, 2021, an aggregate of 37,850,064 shares of the Company’s common stock were issued and outstanding and owned by approximately 132 named shareholders of record. As of June 18, 2021, 1,466,718 Exchangeable Shares were also issued and outstanding and held by approximately 11 holders of record. The numbers of record holders do not include beneficial owners holding shares through nominee names.

As of June 18, 2021 there is also one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee, and 8,045 Series A preferred shares issued and outstanding and owned by 6 shareholders.

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

Issuance of Securities

During the year ended March 31, 2021, the Company issued an aggregate of 1,900,042 common stock to compensate various consultants. The fair values of these issuances amounted to $2.5 million and were recognized as general and administrative and research and development expenses, as applicable, in the statement of operations, with corresponding credit to common stock and additional paid-in-capital. During the same period, the Company also issued an aggregate of 733,085 shares of its common stock, and recognized its obligation to of 18,402 shares of common stock to be issued in future, as a result of the conversion of convertible notes. The value of the converted notes and respective derivative liabilities at the time of conversion was $1.0 million and was debited against liabilities and credited to common stock, paid-in-capital for shares to be issued, and additional paid-in-capital. The difference between the fair value of the common stock at the time of conversion and the value of converted notes and respective derivative liabilities was $104 thousand, which was recognized as a debit against other income, and credit against additional paid-in-capital. The Company was also obligated to issue 250,000 restricted shares to directors, with fair value at grant date of $242,500, which were recorded as shares to be issued as compensation for general and administrative expenses. During the year ended March 31, 2021, the Company also issued 898,084 common stock on the one-for-one exchange of its exchangeable shares, which was a non-cash transaction.

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

Shown below is information as of March 31, 2021 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,004,256	$2,327	622,907

Equity compensation plans not approved by security holders (2)

Directors, Officers and Employees Stock Option Plan (3)	-	-	-

Warrants granted to Directors and Officers (4)	858,806	$1.485	-

Other Warrant Compensation to Brokers, Placement Agents (“PA”), Contractors, Consultants and Investors:
Broker and PA	1,258,495	$1.848	-
Consultant (4)	1,271,749	$1.474	-
Convertible Note (5)	7,454,152	$1.302
Total	17,847,458		622,907

(1)	Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 2,499,998 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement at an exercise price of $2.20, as well as a further grant to Mr. Al-Siddiq of 1,300,000 options in January 2018 and 1,400,000 options in April 2020 which vest quarterly over four years and have an exercise price of $1.06 per share.

(2)	At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s existing equity compensation plan was exchanged for approximately 1.197 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 1.197 shares of common stock with a corresponding adjustment to the exercise price. Does not include options granted to Mr. Al-Siddiq discussed in (1) above.

(3)	On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, there were 137,500 outstanding options at an exercise price of $.0001 under this plan. These options represented the right to purchase 164,590 shares of the Company’s common stock using the ratio of 1.1969:1. All of these options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

(4)	This category relates to individuals who, at the time of grant, were not part of the Company’s 2016 Equity Incentive Plan.

(5)	Represents investor warrants granted as part of private placement finance offerings, including 1,823,020, 5-year warrants issued in May 2017, and 5,631,132, 3-year warrants issued between as part of private placement financings conducted during fiscal 2021.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2021 and should be read in conjunction with our financial statements and related notes of the Company as of and for the fiscal years ended March 31, 2021 and 2020 contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2021 and 2020.

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

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

Results of Operations

The fiscal year ended March 31, 2021 marked the trailing 24-month period of full market release of the Bioflux MCT device for commercialization, originally launched in limited market release in April 2018, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we have launched sales in 23 U.S. states by March 31, 2021. The Company earned combined device sales and technology fee income totaling $3.4 million during the year ended March 31, 2021, a 139% increase over $1.4 million earned in the preceding fiscal year. During the year ended March 31, 2021, Biotricity incurred a net loss of $16.5 million (loss per share of 43.8 cents), such that from its inception in 2009 to this date, the Company has generated an accumulated deficit of $62.8 million. We devoted, and expect to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

For the Fiscal Year Ended March 31, 2021 Compared to the Fiscal Year Ended March 31, 2020

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2021 were $14.9 million compared to $11.4 million for the fiscal year ended March 31, 2020, as further described below.

General and administrative expenses

Our general and administrative expenses for the fiscal year ended March 31, 2021 increased to $12.8 million compared to $10.1 million during the fiscal year ended March 31, 2020. The increase of $2.8 million was primarily due to the cost of expanding our sales force, product marketing and promotion incurred for our go-to-market efforts, as well as investor relation spending.

Research and development expenses

During the fiscal year ended March 31, 2021 we recorded research and development expenses of $2.1 million compared to $1.4 million incurred in the fiscal year ended March 31, 2020. The research and development activity related to existing and new products. In addition, the activity related to engineering of future product enhancements continuously increased during the year ended March 31, 2021.

Accretion and amortization expenses

During the fiscal year ended March 31, 2021 and March 31, 2020, we incurred accretion expense of $2.5 million and $92 thousand, respectively. The increase in accretion and amortization expenses corresponded to an increase in convertible note borrowing.

Change in fair value of derivative liabilities

During the year ended March 31, 2021 and March 31, 2020, the Company recognized $409 thousand in gains, and $61 thousand in expenses related to the change in fair value of derivative liabilities.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the fiscal year ended March 31, 2021 was $16.5 million compared to a net loss of $11.3 million during the fiscal year ended March 31, 2020.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2021 was a gain of $223 thousand compared to a loss of $102 thousand for the fiscal year ended March 31, 2020. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. As a result of its early-revenue-stage operations, the Company has incurred recurring losses from operations, and as at March 31, 2021, has an accumulated deficit of $62,817,688 and a working capital deficiency of $6,168,700. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the year ended March 31, 2021, the Company completed a number of private placement offering of convertible notes, which have in total raised net cash proceeds of $11.4 million. During the quarter ended March 31, 2021, $739 thousand of convertible notes were converted into common shares. As at March 31, 2021, the Company had $4.3 million in convertible notes and $0.4 million in government guaranteed loans outstanding on its balance sheet, and it has added another $0.5 million in government guaranteed loans during the first quarter of fiscal 2022, since then.

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated commercialization of the Bioflux and other technologies that will form part of its eco-systems. Based on our current operating plans, we will require approximately $15 million (more in order to accelerate commercialization further and faster) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux in its next generation, in addition to including marketing, sales, regulatory and clinical costs to better introduce the product into the marketplace. We anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements.

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

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2021, we used cash in operating activities of $11.0 million compared to $7.9 million for the fiscal year ended March 31, 2020. For each of the fiscal years ended March 31, 2021 and March 31, 2020, the cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $12.2 million for the fiscal year ended March 31, 2021 compared to $8.9 million for the fiscal year ended March 31, 2020. For the fiscal year ended March 31, 2021, the cash provided by financing activities was primarily due to the issuance of $11.4 million (net proceeds) in convertible and promissory notes, and proceeds of $1.6 million from federally guaranteed loans, net of other financing and repayment activities.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the fiscal years ended March 31, 2021 and March 31, 2020.

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

As of March 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2021.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	35	President, Chief Executive Officer and Chairman of the Board of Directors
Dr. Norman M. Betts	65	Director
Patricia Kennedy	60	Director
David A. Rosa	55	Director
Steve Salmon	60	Director
John Ayanoglou	55	Chief Financial Officer

Waqaas Al-Siddiq: President, Chief Executive Officer and Chairman of the Board of Directors. Waqaas Al-Siddiq is the founder of iMedical and has been its Chairman and Chief Executive Officer since inception in July 2014. Prior to that, from July 2010 through July 2014, he was the Chief Technology Officer of Sensor Mobility Inc., a Canadian private company engaged in research and development activities within the remote monitoring segment of preventative care and that was acquired by iMedical in August 2014. Mr. Al-Siddiq also provided consulting services with respect to technology strategy during this time. Mr. Al-Siddiq serves as a member of the Board of Directors as he is the founder of iMedical and his current executive position with the Company. We also believe that Mr. Al-Siddiq is qualified due to his experience as an entrepreneur and raising capital.

Dr. Norman M. Betts: Director. Dr. Betts has been a director of the Company since April 27, 2016. He retired as Professor, Faculty of Business Administration, of the University of New Brunswick in 2019, after 30 years of service. He is a Chartered Accountant Fellow. Dr. Betts is a director and Chair of the Audit Committee of Mimi’s Rock (TSXV: MIMI). Dr. Betts also serves as a director of Tanzanian Royalty Exploration Corporation, a mineral resource company with exploration stage properties, the common shares of which are listed on the Toronto Stock Exchange under the symbol “TNX” and on the NYSE MKT LLC under the symbol “TRX.” He is also Lead Independent Director of the Board of Adex Mining Inc. (TSXV: ADE), a Canada-based mining company; and 49 North Resources Inc. (TSXV: FNR), a Saskatchewan focused resource investment company. Dr. Betts is also a former member of the Board of Directors of the Bank of Canada. Additionally, Dr. Betts was a member of the New Brunswick Legislative Assembly from 1993 to 2003 and held three different cabinet posts, including Minister of Finance from 1999 to 2001. He was awarded a PhD in Management from the School of Business at Queen’s University in 1992. We believe Dr. Betts is qualified to serve as a director due to his extensive accounting, financial management and board of director and governance experience.

Patricia Kennedy: Director. Patricia has over 25 years of experience in a variety of global sales and distribution positions in the medical device industry, focusing specifically on the field of Electrophysiology. Since 2018, Patricia has served in the role of CCO for Catheter Precision. In 2015, she founded and is currently the Managing Director of PJM Medical Consultants, supporting medical device companies entering the international market with market entry and product commercialization strategies. From 2008 to 2015, Pat served as VP – International and General Manager for Atricure, Inc. She achieved significant sales, market development, and clinical science milestones while defining strategic plans and pursuing technology development and acquisitions. From 2001 to 2008, Pat worked with Stereotaxis, Inc. in numerous executive positions including Worldwide VP – Clinical Services and VP – International Sales and Marketing. Prior to Stereotaxis, Pat worked with EP MedSystems as International Marketing Manager for defibrillation and diagnostic catheters. She began her career in the medical industry at Boston Scientific from 1992 to 1997 while occupying several positions including Sales and International Product Manager for EPT. Pat has earned a Bachelor of Science Degree in Marketing from the University of Florida and a Bachelor of Science in Nursing degree from the University of North Florida. We believe Ms. Kennedy is qualified to serve as a director due to her extensive commercialization, strategic planning and implementation, global sales and marketing and board of director and governance experience.

David Rosa: Director. Mr. Rosa has been a director of the Company since May 3, 2016. In addition, he is a director and Chairman of the board for Neuro Event Labs, a privately held company based in Finland that is developing a diagnostic epilepsy video technology. He currently also serves as the CEO and President of NeuroOne, a medical technology company, having served in various capacities since October 2016. He was the CEO and President of Sunshine Heart, a publicly-held early-stage medical device company, from October 2009 through November 2015. From 2008 to November 2009, Mr. Rosa served as CEO of Milksmart, a company that specializes in medical devices for animals. From 2004 to 2008, Mr. Rosa served as the Vice President of Global Marketing for Cardiac Surgery and Cardiology at St. Jude Medical. He is a member of the Board of Directors of QXMedical, a Montreal-based medical device company, and other privately-held companies. We believe Mr. Rosa is qualified to serve as a director due to his senior leadership experience in the medical device industry, and his expertise in market development, clinical affairs, commercialization and public and private financing. as well as his strong technical, strategic and global operating experience.

Steve Salmon: Director. Mr. Salmon officially joined Biotricity’s Board on June 14, 2020. His most recent experience has been as a venture capitalist for Latterell Venture Partners, where he managed a number of portfolio companies. Prior to this, Mr. Salmon was a founder of Ensure Medical and Integrated Vascular Systems, both of which were successfully exited through acquisition. He also served as the CEO of Revascular which was also acquired. He has a track record of success in business development, market development, finance, technology, and capital markets, Mr. Salmon brings to Biotricity his deep expertise in raising capital, facilitating growth, and driving long term value.

John Ayanoglou: Chief Financial Officer. Mr. Ayanoglou has served as our Chief Financial Officer since October 27, 2017 and has served as Chief Financial Officer of four other companies during his career, three of which were publicly-listed. Mr. Ayanoglou currently serves as a director of DX Mortgage Investment Corporation (2019), Green Sky Labs (2020) and Omega Wealthguard (2020). From 2011 to 2017, Mr. Ayanoglou served as Executive Vice President of Build Capital. Prior to this, he served as Chief Financial Officer and Senior Vice President of Equitable Group Inc. (TSX: ETC) and its wholly owned subsidiary, Equitable Bank, Canada’s 9th largest bank during the global banking crisis, from 2008 through 2011. Mr. Ayanoglou also served as CFO, Vice President and Corporate Secretary of Xceed Mortgage Corporation (TSX: XMC), from 2004 to 2008. He launched his career in financial services while providing advisory services to clients at PricewaterhousCoopers LLP and working for Scotiabank and TD Bank. He is a chartered accountant and a member of CPA Canada. He received his ICD.D designation from the Institute of Corporate Directors at the Rotman School of Business.

There are no family relationships among any of our current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, a Form 4, reporting the issuance of 125,000 shares of the Company’s common stock for services rendered as a member of the board of directors, was filed late by Patricia J. Kennedy.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2021 and March 31, 2020.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards		Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq	2021	$390,000	$195,000			$294,286		$12,000	$891,286
Chief Executive	2020	$390,000	$195,000		-	$1,330,151	-	$12,000	$1,912,151
Officer

John Ayanoglou	2021	$225,000				$194,677		3,000	$422,677
Chief Financial	2020	$200,000	-	$		$75,272	$-	$-	$275,272
Officer

(1)	For assumptions made in such valuation, see Note 7 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, while he was not a member of the Company’s options program.

Outstanding Equity Awards

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2021.

	Option awards(1)					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	4,149,988	1,050,000	-	$1.05 to $1.44	July 12, 2026 to April 7, 2030	-	-	-	-

John Ayanoglou	838,806	-	-	$0.48 to $3.50	April 30, 2027 to March 31, 2031	-	-	-	-

(1)	Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, having the same expiration term and rights that are the same or similar to other executive options, while he was not a member of the Company’s options program.

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Mr. Al-Siddiq dated as of April 10, 2020. Pursuant to the Employment Agreement, Mr. Al-Siddiq (“Executive”) will continue to serve as the Corporation’s Chief Executive Officer. The term of the Employment Agreement is for 12 months unless it is earlier terminated pursuant to its terms and it shall be automatically renewed for successive one year periods until the Executive or the Company delivers to the other party a written notice of their intent not to renew the employment term at least 30 days prior to the expiration of the then effective employment term. During the term of the Employment Agreement, Executive salary shall initially be $390,000 subject to any increase approved by the Company’s board. Under the Employment Agreement, the Executive is eligible to earn a cash and/or equity bonus of up to 50% of his then annual salary. In the event that the Executive is terminated without just cause or terminates for good reason (as these terms are defined in the Employment Agreement), the Executive will be entitled to a severance payment equal to 12 months of salary paid on a monthly basis and accrued but unused vacation. Mr. Al-Siddiq us also compensated through period, approved option grants.

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.1 to our current report on Form 8-K on April 13, 2020

John Ayanoglou

In connection with Mr. Ayanoglou’s appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pays Mr. Ayanoglou an initial base salary of $200,000, subject to approved increases and an approved cash or equity bonus. Mr. Ayanoglou’s base salary for calendar 2021 is set at $300,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase 200,000 shares of the Company’s common stock, during each year of his tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. The warrants vest monthly on a pro-rata basis over a period of 12 months, with the same 10-year term and the same rights and protections as executive options awarded under the Company’s 2016 Equity Incentive Plan. As of December 31, 2020, the Company extended the expiry dates for 788,806 previously issued warrants to extend their term from 3 to 10 years in accord with the same term extension made to the options of all other company employees in fiscal 2020. As part of this revision in terms, 288,806 of these same warrants previously issued and expensed were repriced to reflect current market conditions.

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

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal years ended March 31, 2021 and March 31, 2020.

Name	Year	Fees Earned or Paid in Cash	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Dr. Norman M. Betts	2021	$24,000		$125,000						$149,000
	2020	$24,000		$87,500		-	-		$111,500	$111,500

Patricia Kennedy	2021	$24,000		$125,000						$149,000
	2020	$24,000		$87,500		-	-		$111,500	$111,500

David A. Rosa	2021	$36,000	$		$289,486			$		$257,000
	2020	$24,000		$87,500		-	-		$111,500	$119,500

Steve Salmon (1)	2021	$24,000	$							$24,000
	2020	$-		$-	$-	-	-		$-	$-

(1)	Mr. Salmon agreed to join the Board on June 14, 2020 by executing an agreement dated April 23, 2020, and it is anticipated that he will be granted share based compensation after completion of his one year anniversary.

Board Committees

Our Board of Directors has established three standing committees: an audit committee, a nominating and corporate governance committee, and a compensation committee, which are described below. Members of these committees are elected annually at the regular board meeting held in conjunction with the annual stockholders’ meeting.

Audit Committee

The Audit Committee, among other things, is responsible for:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the NASDAQ Stock Market. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Norm Betts meets the qualifications of an Audit Committee financial expert. The Audit Committee consists of Norman Betts, David A. Rosa and Patricia Kennedy. Norman Betts is the chairman of the Audit Committee. During 2021, the Audit Committee met 4 times

Compensation Committee

The functions of the compensation committee include:

●	reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;

●	reviewing and recommending that our Board approve the compensation of our directors;

●	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	selecting independent compensation consultants and assessing conflict of interest compensation advisers;

●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and;

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. The Compensation Committee consists of David Rosa and Steve Salmon. Dave Rosa is the chairman of the Compensation Committee. During the fiscal year ended March 31, 2021, the Compensation Committee met 2 times.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	identifying and screening individuals qualified to become members of the Board, consistent with the criteria approved by the Board;

●	making recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders;

●	developing and recommending to the Board a set of corporate governance guidelines applicable to the Company, to review these principles at least once a year and to recommend any changes to the Board;

●	overseeing the Company’s corporate governance practices and procedures, including identifying best practices and reviewing and recommending to the Board for approval any changes to the documents, policies and procedures in the Company’s corporate governance framework, including its certificate of incorporation and by-laws; and

●	developing subject to approval by the Board, a process for an annual evaluation of the Board and its committees and to oversee the conduct of this annual evaluation.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of David Rosa and Patricia Kennedy with David Rosa serving as chairman. During 2021, the Nominating and Corporate Governance Committee met 2 times.

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

Under such definitions, Dr. Betts, Steve Salmon, Ms. Kennedy and Mr. Rosa are independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of June 18, 2021 held by (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 18, 2021 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 39,014,942 shares are outstanding as of June 18, 2021, consisting of 37,850,064 shares of common stock and 1,466,718 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq (1)	8,949,810	20.69%
Isa Khalid Abdulla Al-Khalifa	2,814,594	7.21%
Riazul Huda (2)	1,806,315	4.63%
John Ayanoglou (3)	930,473	2.38%
Norman M. Betts (3)	352,500	*
Patricia Kennedy (3)	263,021	*
David A. Rosa (3)	595,147	*
Steve Salmon	-	*

All directors and executive officers as a group (6 person) (1)(4)(5)	11,090,951	25.64%

* Less than 1%

(1) Includes an option to purchase an aggregate of 4,237,474 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement and compensation resolutions of the Company’s board of directors. Excludes an additional 962,500 shares underlying such options that are not exercisable within 60 days of June 18, 2021.

(2) Of such shares, 787,855 are held indirectly by 1903790 Ontario Inc., for which Mr. Huda has voting and dispositive control.

(3) Includes warrants that were granted during 2017, 2018 and 2019 and 2020, that are exercisable within 60 days of June 18, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2021 and March 31, 2020.

Fee Category	2021	2020
Audit Fees (1)	$79,730	$72,600
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total Fees	$79,730	$72,600

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

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

4.12	Promissory Note between Biotricity Ic. and Cross River Bank (filed as exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on July 15, 2020 and incorporated herein by reference).
10.1	Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.2	Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.3	Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.4	Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.6	Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.8	Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.11+	Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
10.13	Purchase Agreement, dated as of June 28, 2018, by and between Biotricity, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2018 and incorporated herein by reference).
10.14	Form of Promissory Note (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.15	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.16	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
10.17	Form of Securities Purchase Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
10.18	Form of Exchange Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2019 and incorporated herein by reference).
10.19	Employment Agreement between the Company and Waqaas Al-Siddiq filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2020 and incorporated herein by reference).
10.20	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.21	Form of Convertible Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.22	Form of Warrant filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.23	Form of Registration Rights Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.24	Form of Subscription Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.25	Form of Convertible Promissory Note filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.26	Form of Registration Rights Agreement filed as Exhibit 10. 4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
99.3	Nominating and Corporate Governance Committee Charter
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of June 21, 2021.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	June 21, 2021
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	June 21, 2021
John Ayanoglou

/s/ Norman M. Betts	Director	June 21, 2021
Norman M. Betts

/s/ David A. Rosa	Director	June 21, 2021
David A. Rosa

/s/ Patricia Kennedy	Director	June 21, 2021
Patricia Kennedy

/s/ Steve Salmon	Director	June 21, 2021
Steve Salmon

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and subsidiaries (the Company) as of March 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2021 and related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Notes 2, 5 and 7 to the financial statements, the Company determined that the conversion features and redemption features of its convertible promissory notes, certain warrants, and preferred shares, issued in conjunction with financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. These derivatives require valuation techniques that may include complex models and non-observable inputs, requiring management’s estimation and judgment.

How the Critical Audit Matter was Addressed in the Audit

To test the valuation of the derivative liabilities, our audit procedures included, among others, reviewing the terms of the underlying instruments, testing management’s process for developing the fair value measurement, evaluating the appropriateness of the methodologies used in the valuation model and testing the reasonableness of the significant assumptions and inputs used. We have also evaluated the financial statement disclosures related to these matters.

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada June 21, 2021	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	As at March 31, 2021	As at March 31, 2020
	$	$

CURRENT ASSETS
Cash	2,201,562	949,848
Accounts receivable, net	1,520,836	486,187
Inventory	272,493	85,720
Deposits and other receivables	326,664	137,074
Total current assets	4,321,555	1,658,829

Deposits and other receivables	—	33,000
Long-term accounts receivable	50,358	48,115
Operating right of use lease asset [Note 12]	66,120	264,472
TOTAL ASSETS	4,438,033	2,004,416

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,520,124	1,521,689
Convertible promissory notes and short term loans [Note 5]	4,278,018	2,068,302
Derivative liabilities [Note 7]	3,633,856	—
Operating lease obligations, current [Note 12]	58,257	213,030
Total current liabilities	10,490,255	3,803,021

Federally guaranteed loans [Note 6]	370,900	—
Derivative liabilities [Note 7]	410,042	1,144,733
Operating lease obligations, long term [Note 12]	—	57,055
TOTAL LIABILITIES	11,271,197	5,004,809

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at March 31, 2021 and March 31, 2020, respectively, 1 share issued and outstanding as at March 31, 2021 and March 31, 2020, respectively [Note 8]	1	1
Preferred stock, $0.001 par value, 20,000 and nil authorized as at March 31, 2021 and March 31, 2020, respectively, 8,045 preferred shares issued and outstanding as at Mar 31, 2021 and 7,830 preferred shares issued and outstanding as at March 31, 2020, respectively [Note 8]	8	8
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2021 and March 31, 2020, respectively. Issued and outstanding common shares: 36,124,964 and 32,593,769 as at March 31, 2021 and March 31, 2020, respectively, and exchangeable shares of 2,889,978 and 3,788,062 outstanding as at March 31, 2021 and March 31, 2020, respectively [Note 8]	39,015	36,382
Shares to be issued (268,402 and 178,750 shares of common stock as at March 31, 2021 and March 31, 2020, respectively) [Note 8]	280,960	169,490
Additional paid-in-capital	56,298,726	44,015,397
Accumulated other comprehensive loss	(634,186)	(857,307)
Accumulated deficit	(62,817,688)	(46,364,364)
TOTAL STOCKHOLDERS’ DEFICIENCY	(6,833,164)	(3,000,393)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	4,438,033	2,004,416

Commitments and contingencies [Note 11]

Subsequent Events [Note 13]

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Year Ended March 31, 2021	Year Ended March 31, 2020
	$	$

REVENUE	3,384,767	1,417,725

Cost of Revenue	1,871,125	931,951
Gross profit	1,513,642	485,774

EXPENSES
General and administrative expenses [Notes 8, 9 and 10]	12,806,306	10,053,223
Research and development expenses	2,059,130	1,363,235
TOTAL OPERATING EXPENSES	14,865,436	11,416,458

Other income [Note 3]	(36,636)	(16,939)
Loss upon convertible promissory notes conversion [Note 8]	103,735	—
Accretion and amortization expenses [Note 5 and 7]	2,481,155	92,416
Change in fair value of derivative liabilities [Note 7]	(408,872)	60,781
NET LOSS BEFORE INCOME TAXES	(15,491,176)	(11,066,942)

Income taxes	—	—
NET LOSS BEFORE DIVIDENDS	(15,491,176)	(11,066,942)

Less: Preferred Stock Dividends	962,148	257,928
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(16,453,324)	(11,324,870)

Translation adjustment	223,121	(102,344)

COMPREHENSIVE LOSS	(16,230,203)	(11,427,214)

LOSS PER SHARE, BASIC AND DILUTED	(0.438)	(0.315)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,522,978	35,956,180

See accompanying notes to the consolidated financial statements

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US Dollars)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2019	1	1	35,361,640	35,362	62,085	91,498	33,889,916	(754,963)	(35,039,495)	(1,777,681)
Issuance of shares for private placement	-	-	47,585	48	-	-	28,518	-	-	28,566
Issuance of preferred stock	7,830	8	-	-	-	-	7,829,992	-	-	7,830,000
Adjustment to derivative liabilities	-	-	-	-	-	-	(1,083,952)	-	-	(1,083,952)
Issuance of shares for services	-	-	972,590	972	116,665	77,992	665,157	-	-	744,121
Issuance of warrants for services	-	-	-	-	-	-	277,053	-	-	277,053
Stock based compensation - ESOP	-	-	-	-	-	-	2,408,713	-	-	2,408,713
Translation adjustment	-	-	-	-	-	-	-	(102,344)	-	(102,344)
Net loss before preferred stock dividends for the year	-	-	-	-	-	-	-	-	(11,066,942)	(11,066,942)
Preferred stock dividends									(257,928)	(257,928)
Balance, March 31, 2020	7,831	9	36,381,815	36,382	178,750	169,490	44,015,397	(857,307)	(46,364,364)	(3,000,393)
Issuance of preferred stock	215	-	-	-	-	-	215,000	-	-	215,000
Derivative liabilities adjustment	-	-	-	-	-	-	(41,749)	-	-	(41,749)
Issuance of investor warrants pursuant to issuance of convertible promissory notes	-	-	-	-	-	-	5,758,572	-	-	5,758,572
Issuance of private placement warrants pursuant to issuance of convertible promissory notes	-	-	-	-	-	-	1,258,878	-	-	1,258,878
Conversion of convertible notes into common shares	-	-	733,085	733	-	-	1,075,828	-	-	1,076,561
Issuance of shares for services and exercise warrants, net	-	-	1,900,042	1,900	89,652	111,470	2,485,493	-	-	2,598,863
Issuance of warrants for services	-	-	-	-	-	-	740,772	-	-	740,772
Stock based compensation - ESOP	-	-	-	-	-	-	790,535	-	-	790,535
Exercise of warrants for cash	-	-	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	-	-	-	223,121	-	223,121
Net loss before preferred stock dividends for the year	-	-	-	-	-	-	-	-	(15,491,176)	(15,491,176)
Preferred stock dividends	-	-	-	-	-	-	-	-	(962,148)	(962,148)
Balance, March 31, 2021	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended March 31, 2021	Year Ended March 31, 2020
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(15,491,176)	(11,066,942)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	790,535	2,408,713
Issuance of shares for services	2,530,922	744,121
Issuance of warrants for services, at fair value	740,772	184,637
Accretion and amortization expense	2,481,155	92,416
Change in fair value of derivative liabilities	(408,872)	60,781
Loss upon convertible promissory notes conversion	103,735	—
Gain on forgiveness of federally guaranteed loans	(1,200,000)	—

Changes in operating assets and liabilities:
Accounts receivable, net	(1,036,892)	(326,203)
Inventory	(186,773)	(61,116)
Deposits and other receivables	(156,590)	25,084
Accounts payable and accrued liabilities	752,353	75,730
Net cash used in operating activities	(11,080,831)	(7,862,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	—	28,566
Issuance of preferred shares, net	200,000	7,830,000
Exercise of warrants for cash	67,941	—
Federally guaranteed loans	1,570,900	—
Issuance of convertible promissory notes, net	11,375,690	—
Proceeds from and repayment of convertible promissory notes and short term loans issued in previous years, net	(408,082)	1,200,603
Preferred stock dividends paid	(602,969)	(180,000)
Net cash provided by financing activities	12,203,480	8,879,169

Effect of foreign currency translation	129,065	(130,189)
Net decrease in cash during the period	1,190,590	1,016,389
Cash, beginning of period	949,848	63,647
Cash, end of period	2,201,562	949,848

Supplementary
Interest paid	204,161	335,352
Taxes	-	-

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at March 31, 2021, has an accumulated deficit of $62,817,688 and a working capital deficiency of $6,168,700.  The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the prior fiscal year, the Company raised $3,094,820 in promissory notes and short-term loans, $7,830,000 through preferred share issuance, and $28,566 through common share issuance. During the year ended March 31, 2021, the Company completed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690. During the fiscal quarter ended March 31, 2021, $739,000 of convertible notes issued during current year was converted into common shares. The Company also raised $1,570,090 through government funding for economic support during COVID-19, and subsequent to year end, $1,200,000 was waived by government.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic.

The ultimate impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. The full long-term financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

The measures taken to date may impact the Company’s fiscal year 2022 business and potentially beyond. Management expects that all of its business segments, across all of its geographies, may be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2021 and 2020.

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

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 12 for further discussion.

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

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2021	As at March 31, 2020
	$	$
Trade and other payables	1,041,385	1,094,072
Accrued liabilities	1,478,739	427,617
	2,520,124	1,521,689

Trade and other payables and accrued liabilities as at March 31, 2021 and 2020 included $182,995 and $379,881, respectively, due to a shareholder, who is a director and executive of the Company.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

(a)	During the year ended March 31, 2019, the Company issued $867,699 in promissory notes to certain of its accredited investors. These are notes with a 1-year term at an interest rate of 10%, with allowance for the Company to repay early with no penalty, or the ability to convert into equity in the future, but only on mutual consent. The Company raised an additional $3,030,620 in promissory notes and short term loans during the year ended March 31, 2020. The promissory notes are generally for a 1-year term at interest rates of between 10%, and 12% with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. Pursuant to certain promissory notes issuance, warrants to purchase the Company’s shares of common stock were granted, and the Company has determined the fair value of those warrants and bifurcated $92,416 from the proceeds received during the year ended March 31, 2020 with a credit to additional paid-in capital (Note 8). For the year then ended, accretion of interest in the amount of $92,416 was charged to the statement of operations.

During the year ended March 31, 2020, $1,830,000 of the promissory notes that had previously been issued for cash proceeds were converted in the Company’s Series A Preferred Stock (Note 8).

During the year ended March 31, 2021, the Company raised additional $500,000 in promissory notes that was subject to the same term of the notes previously issued. During the year ended March 31, 2021, the Company made repayment of the notes and short term loan in the amount of $908,082, and one noteholder further paid the Company $67,941 to exercise warrants to purchase 97,500 shares of the Company’s common stock. (Note 8)

During the year ended March 31, 2021, one noteholder converted a $100,000 note and $15,000 accrued interest into 115 Series A preferred shares (Note 8),

Management has evaluated the terms of these notes issued in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes.

As at March 31, 2021, the Company had a balance in promissory note of $600,577 (2020 - $ 916,301).

As at March 31, 2021, the Company had a balance in short term loan of $ 1,059,643 (2020 – $1,152,001)

General and administrative expenses included interest expense on the above notes of $151,797 and $263,779 for the year ended March 31, 2021 and 2020, respectively.

(b)	During the year ended March 31, 2021, the Company issued $11,275,500 (face value) in two series of convertible promissory notes (the “Series A Notes”) sold under subscription agreements to accredited investors. The Series A Notes mature one year from the final closing date of the offering and accrue interest at 12% per annum.

For first series of Series A Notes, commencing six months following the Issuance Date, and at any time thereafter (provided the Holder has not received notice of the Company’s intent to prepay the note), at the sole election of the Holder, any amount of the outstanding principal and accrued interest of this note (the “Outstanding Balance”) may be converted into that number of shares of Common Stock equal to: (i) the Outstanding Balance divided by (ii) 75% of the volume weighted average price of the Common Stock for the 5 trading days prior to the Conversion Date (the conversion price).

For the first series of Series A Notes, the notes will automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price will be equal to 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price will be equal to 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest.

For second series of Series A Notes, the notes will be convertible into shares of common stock, at the option of the holder, commencing six months from issuance, at a conversion price equal to the lower of $4.00 per share or 75% of the volume weighted average price of the common stock for the five trading days prior to the conversion date

For the second series of Series A Notes, the notes will automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price will be equal to the lower of $4.00 per share or 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price will be equal to the lower of $4.00 per share or 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest.

The Company is obligated to issue warrants that accompany the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing.

The Company is obligated to pay the placement agent of the first series of Series A Notes a 12% cash fee for $8,925,550 (face value) of the notes and 2.5% cash fee and other sundry expenses for the remaining $2,350,000 (face value) of the notes.

Net proceeds to the Company from Series A Notes issuance up to March 31, 2021 amounted to $10,135,690 after payment of the relevant financing related fees.

The Company is also obligated to issue warrants to the placement agent that have a 10-year term and cover 12% of funds raised for $8,925,550 (face value) of the notes (first series) and 2.5% of funds raised for the remaining $2,350,000 (face value) of notes (second series), with an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing.

Prior to final closing, the warrants’ exercise price is variable and will not be struck until that date.

Prior to January 8, 2021 (final closing date), the Company determined that the conversion and redemption features, investor warrants and placement agent warrants contained in those Series A Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion and redemption features, as well as investor warrants and placement agent warrants. The initial fair value of the derivative liabilities generated as a result of issuing the Series A Notes that were issued until March 31, 2021 was $6,932,194 (Note 7).

Subsequently, the exercise price of all warrants was concluded and locked to $1.06 as of January 8, 2021. Since the exercise price was no longer a variable, the Company concluded that the noteholder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of January 8, 2021 and then transferred to equity (collectively, “End of warrants derivative treatment”) (Note 7 and Note 8).

For the Series A Notes, The Company recognized debt issuance costs in the amount of $2,301,854 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the notes. The Company recognized initial debt discount in the amount of $8,088,003 and accreted the interest over the remaining lives of those notes. At March 31, 2021, the Company recorded $432,824 interest accruals for those notes’ balance. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering. During the year ended March 31, 2021, $739,000 (face value) of Series A Notes with unpaid interests were converted into 751,487 common shares. At March 31, 2021, 733,085 common shares were issued and 18,402 common shares would be issued subsequent to year end.

In addition, during the year ended March 31, 2021, the Company also issued $1,312,500 (face value) of convertible promissory notes (“Series B Notes”) to various accredited investors.

Commencing six months following the issuance date, and at any time thereafter, subject to the Company’s Conversion Buyout clause, at the sole election of the holder, any amount of the outstanding principal and accrued interest of the note (the “outstanding balance”) may be converted into that number of shares of Common Stock equal to: (i) the outstanding balance divided by (ii) the Conversion Price. Partial conversions of the note shall have the effect of lowering the outstanding principal amount of the note. The holder may exercise such conversion right by providing written notice to the Company of such exercise in a form reasonably acceptable to the Company (a “conversion notice”). Conversion price means (subject in all cases to proportionate adjustment for stock splits, stock dividends, and similar transactions), seventy-five percent (75%) multiplied by the average of the three (3) lowest closing prices during the previous ten (10) trading days prior to the receipt of the conversion notice.

The Series B Notes will automatically convert into common stock upon a merger, consolidation, exchange of shares, recapitalization, reorganization, as a result of which the Company’s common stock shall be changed into another class or classes of stock of the Company or another entity, or in the case of the sale of all or substantially all of the assets of the Company other than a complete liquidation of the Company. Within the first 180 days after the issuance date, the Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest. The Company is obligated to issue warrants that accompany the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is $1.06 per share for 100,000 warrant shares and $1.5 per share for 212,500 warrant shares.

Net proceeds to the Company from convertible note issuances to March 31, 2021 amounted to $1,240,000 after the original issuance discount as well as payment of the financing related fees. The Company determined that the conversion and redemption features contained in the Series B Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liability associated with the embedded conversion and redemption features. The initial fair value of the derivative liabilities generated as a result of issuing the Series B Notes was $497,042 (Note 7).

The Company recognized debt issuance costs in the amount of $10,000 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series B Notes. The Company recognized initial debt discount in the amount of $1,312,500 and accreted the interest over the remaining lives of those notes. At March 31, 2021, the Company recorded $8,360 interest accruals for the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Total
$
Face value of Series A and Series B Notes issued	12,588,000
Debt discount	(9,400,503)
Debt issuance cost	(2,311,854)
Day 1 value of convertible notes issued	875,643

Accretion of debt discount	1,802,807
Amortization of debt issuance cost	678,348
Total accretion and amortization expenses	2,481,155

Conversion to common shares (Note 8)	(739,000)

Balance at March 31, 2021	2,617,798

General and administrative expenses include interest expense on the above notes of $488,186 (2020 – NIL)

6. FEDERALLY GUARANTEED LOANS

Economic Injury Disaster Loan (“EIDL”)

In April 2020, the Company received $370,900 from the U.S. Small Business Administration (SBA) under the captioned program. The loan has a term of 30 years and an interest rate of 3.75%, without the requirement for payment in its first 12 months. The Company may prepay the loan without penalty at will.

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The unsecured PPL Loan is evidenced by a promissory note (the “Note”), between the Company and the lending financial institution (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.0% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest were originally due during the six-month period beginning on the date of the Note (the “Deferral Period”), but the Payment Protection Flexibility Act of 2020 has effectively extended this period of no payments for the Company to the earliest of loan forgiveness or August 2021. The principal and accrued interest under the Note is forgivable under certain specified circumstances if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. The loan forgiveness was granted by the SBA in May 2021.

For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547.

7. DERIVATIVE LIABILITIES

On December 19, 2019 and January 9, 2020, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in October 2019.

On May 22, 2020, another 215 Series A preferred shares were issued as a result of a combined transaction that included the conversion of $100,000 in promissory notes (Note 5(a)) and $15,000 (Note 5(a)) in accrued interest for 115 preferred shares, as well as a purchase of 100 preferred shares for cash proceeds of $100,000.

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

Total
$
Derivative liabilities as at March 31, 2020	1,144,733
Derivative fair value at issuance during fiscal 2021	41,749
Change in fair value of derivatives	(776,440)
Derivative liabilities as at March 31, 2021	$410,042

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.63% – 0.61%
Volatility	114.7% – to 121.5%
Remaining terms (Years)	2.75 to 4.17
Stock price ($ per share)	$0.650 and $2.396

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes, during the year ended March 31, 2021 (Note 5(b)). As the warrant exercise price became final and locked, the derivative liabilities related to those warrants were marked to market and transferred to equity (Note 5(b)). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity.

Total
$

Derivative fair value at issuance
Series A notes (Note 5(b))	6,932,194
Series B notes (Note 5(b))	497,042
7,429,236

Fair value change upon end of warrants derivative treatment (Note 5(b))	(82,444)
Carrying amount of warrants transferred equity upon end of warrants derivative treatment (Note 5(b))	(3,937,664)

Conversion to common shares (Note 5(b))	(225,284)

Change in fair value of derivative liabilities	450,012

Balance at March 31, 2021	3,633,856

The lattice methodology was used to value the preferred share derivative component, and the monte carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions:

	Warrants (before end of warrants derivative treatment)	Conversion and redemption features
Risk-free rate for term (%)	0.31 – 0.91	0.10 - 0.19
Volatility (%)	114.8 - 124.2	89.2 - 103.4
Remaining terms (Years)	3.0 – 10.0	0.77 – 1.0
Stock price ($ per share)	1.15 – 2.96	1.15 – 2.40

8. STOCKHOLDERS’ DEFICIENCY

a)	Authorized and Issued Stock

As at March 31, 2021, the Company is authorized to issue 125,000,000 (March 31, 2020 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2020 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2020 – 20,000) are designated shares of Series A preferred stock ($0.001 par value)

At March 31, 2021, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 39,014,942 (2020 – 36,381,815) shares; these were comprised of 36,124,964 (2020 – 32,593,751) shares of common stock and 2,889,978 (2020 – 3,788,064) exchangeable shares. At March 31, 2021, there were 8,045 Series A shares of Preferred Stock that were issued and outstanding (2020 – 7,830). There was also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

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

Share issuances during the year ended March 31, 2020

On December 19, 2019, the Company issued 6,000 shares of Series A preferred stock in a private placement for gross proceeds of $6,000,000 (see Note 7). The shares are convertible into common stock of the Company at a conversion price equal to the greater of $0.001 or a 15% discount to the 5-day volume weighted price at the time of conversion. The conversion rights commence 24 months after issuance, but conversion is limited to 5% of the aggregate purchase price of the holder on a monthly basis thereafter. Alternatively, the shares are convertible into common stock at a 15% discount to any qualified future common stock financing conducted by the Company. The Company may redeem the shares after 1 year for 110% of the purchase price plus accrued dividends. The preferred stock bears a dividend rate of 12% per annum. On January 9, 2020, the Company issued a further 1,830 of Series A preferred stock with same terms on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in 2019.

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

Share issuances during the year ended March 31, 2021

During the year ended March 31, 2021, the Company recorded preferred stock dividends for the Series A preferred stock in amount of $962,148 (2020 - $257,927) and made a payment in the amount of $602,969 (2020 - $180,000).

During the year ended March 31, 2021, the Company issued 733,085 common shares were issued in connection with conversion of convertible notes (Note 5(b)) with another 18,402 that would be issued subsequent to year end. The total amounts of debts settled is in amount of $1,011,286 that composed of face value of convertible promissory notes in amount of $739,000 (Note 5(b), carrying amount of conversion and redemption feature derived from notes in amount of $225,284 (Note 7) and unpaid interest in amount of $47,002. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $1,076,561 and $38,460 respectively. The difference between amounts of debts settled and fair value of common shares issued was in the amount of $103,375 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

During the year ended March 31, 2021, the Company issued 1,900,042 common shares for services provided and for exercise of warrants.

During the year ended March 31, 2021, the Company also issued an aggregate of 898,084 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

d)	Shares to be issued

As of March 31, 2021, the Company had recognized its obligation to issue a total of 18,402 shares of common stock to convertible note holders per their note conversion requests (Note 5(b)). The fair value of these shares amounted to $38,460 and has been recognized as shares to be issued as a credit in equity. The fair value of these shares was determined by using the market price of the common stock as at the date of conversion. In addition, the Company had recognized its commitment to issue a total of 250,000 common stocks to directors. The fair value of these shares at the date of grant was $242,500, which was determined by using the market price of the common stock at the date of the grant, and has been recognized as shares to be issued as a credit in equity.

e)	Warrant exercises and issuances

Warrant exercises and issuances during the year ended March 31, 2020

During the year ended March 31, 2020, the Company issued 1,021,430 warrants as compensation for advisor and consultant services and certain promissory noteholders (Note 5), which were fair valued at $277,053. Warrants issued to advisors and consultants were expensed in general and administrative expenses and amounted to $184,637. Warrants issued to promissory notes holders were credited to additional paid-in capital in amount of $92,416. Their fair value has been estimated using a multi-nomial lattice model with an expected life of 2 to 3 years, risk free rates of 0.22% to 1.71%, stock price of $0.52 to $0.974 and expected volatility of 114.3% to 132.2%.

Warrant exercises and issuances during the year ended March 31, 2021

During the year ended March 31, 2021, 97,500 warrants were exercised (2020 – nil) pursuant to receipt of exercise proceeds of $67,941. (Note 5(a))

During the year ended March 31, 2021, the Company issued 449,583 warrants as compensation for advisor and consultant services which were fair valued. The vested portion in current year and from previous year at  $275,801  and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. As of December 31, 2020, the Company extended the expiry dates of 788,806 warrants previously issued to an executive of the Company, in order to extend their term from 3 to 10 years in accord with the same term extension made to the options of all other Company employees in fiscal 2020. As part of this revision in terms, 288,806 of these same warrants, previously issued and expensed, were repriced to reflect current market conditions; the resulting increase in the fair value of these warrants of $464,971 was expensed to general and administrative expenses. In addition, the Company issued 1,065,857 warrants to brokers, and 5,631,132 warrants to convertible note holders, in connection with the convertible note issuance (Note 5(b)).  The warrants’ fair value has been estimated using a monte carlo model (Note 7), which were initially recorded as derivative liabilities, then recorded as equity upon the end of derivative treatment of such warrants (Note 5(b) and Note 7).

Warrant issuances, exercises and expirations or cancellations during the years ended March 31, 2021 and 2020, were as follows, resulting in warrants outstanding at the end of those respective periods:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Private Placement Warrants	Total
As at March 31, 2019	321,314	1,177,157	2,734,530	1,163,722	5,396,723
Less: Expired/cancelled	-	(148,750)	-	-	(148,750)
Add: Issued	-	1,021,430	-	-	1,021,430
As at March 31, 2020	321,314	2,049,837	2,734,530	1,163,722	6,269,403
Less: Expired/cancelled	(128,676)	(271,365)	(911,510)	(1,163,722)	(2,475,273)
Less: Exercised		(97,500)			(97,500)
Add: Issued	1,065,857	449,583	5,631,132		7,146,572
As at March 31, 2021	1,258,495	2,130,555	7,454,152	0	10,843,202
Exercise Price	$1.06 to $3.00	$0.48-$7.59	$1.06 to $2.00
Expiration Date	Dec 2021 to Jan 2031	Oct 2017 to Mar 2031	May 2022 to Feb 2024

g)	Stock-based compensation

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

During the year ended March 31, 2020, the Company granted 88,100 stock options with a weighted average remaining contractual life from 2.76 to 9.51 years . The Company recorded stock-based compensation of $2,408,713 thousand in connection with ESOP 2016 Plan under general and administrative expenses with corresponding credit to additional paid in capital.

During the year ended March 31, 2021, the Company granted 2,610,647 stock options with a weighted average remaining contractual life of 8.7 years. The Company recorded stock-based compensation of $790,535 in connection with ESOP 2016 Plan under general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities of the Company to March 31, 2021:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069
Granted	2,610,647	1.0072
Exercised	-	-
Outstanding as of March 31, 2021	7,004,256	2.3268

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective years ended March 31:

	2021	2020	2019
Exercise price ($)	0.74-2.89	1.40-2.00	1.40-2.00
Risk free interest rate (%)	0.18 – 1.72	0.52-2.81	2.27-2.81
Expected term (Years)	2.0 – 10.0	2.0-3.0	2.0-3.0
Expected volatility (%)	106.8 – 127.8	97.8-141.1	97.8-141.1
Expected dividend yield (%)	0.00	0.00	0.00
Fair value of option ($)	0.72	0.76	0.588
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00

The intrinsic value of all the options as at March 31, 2021 were zero.

9. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	Year ended March 31, 2021	Year ended March 31, 2020
	$	$
Net loss	(15,491,176)	(11,066,942)

Expected income tax recovery	(4,027,706)	(2,877,405)
Non-deductible expenses	1,313,530	912,038
Other temporary differences	(38,579)	(43,975)
Change in valuation allowance	2,752,755	2,009,342
	-	-

Deferred tax assets

	As at March 31, 2021	As at March 31, 2020
	$	$
Non-capital loss carry forwards	7,311,800	4,636,203
Other temporary differences	41,256	79,834
Valuation allowance	(7,353,056)	(4,716,037)
	-	-

As of March 31, 2021 and 2020, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2021, and 2020 the Company has approximately $28,122,308 and $17,831,550, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2035 to 2038.

As of March 31, 2021, and 2020 the Company is not subject to any uncertain tax positions.

10. COMMITMENTS AND CONTINGENCIES

There are no claims against the company that were assessed as significant, which were outstanding as at March 31, 2021 and, consequently, no provision for such has been recognized in the consolidated financial statements.

11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE OBLIGATIONS

The Company has one operating lease primarily for office and administration.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied is 10%.

$
Operating lease right-of-use asset - initial recognition	413,236
Amortization	(347,116)
Balance at March 31, 2021	66,120

Operating lease obligation - initial recognition	413,236
Repayment and interest accretion	(354,979)
Balance at March 31, 2021	58,257

Current portion of operating lease obligation	58,257
Noncurrent portion of operating lease obligation	Nil

The operating lease expense was $213,826 for the year ended March 31, 2021 (2021: $173,175) and included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at March 31, 2021.

$
Less than one year	58,731
Beyond one year	-
Total undiscounted lease obligations	58,731

12. KEY MANAGEMENT COMPENSATION

The Company’s transactions with key management were carried out on normal commercial terms and in the course of the Company’s business. Other than disclosed elsewhere in the Company’s consolidated financial statements, transaction with key management are as follows.

	March 31, 2021	March 31, 2020
	$	$
Salary and allowance*	981,000	854,000
Stock based compensation**	1,522,773	2,393,343
Total	2,503,773	3,247,343

* Salary, allowance and other include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors and executive officers of the Company.

** Stock based compensation represent the fair value of the options, shares, warrants and equity incentive plan for directors, shareholders and executive officers of the Company.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to June 21, 2021, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In May 2021, Biotricity received the previously anticipated forgiveness of the $1,200,000 loan (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The impact of the forgiveness has been accrued in the financial results as of March 31, 2021 (Note 6).

Also subsequent to year end, the Company received $499,000 in an additional EIDL.

