Form 10-Q
period 2021-06-30
BIOTRICITY INC.
filed 2021-08-17
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,687,578 shares of Common Stock, $0.001 par value, at August 16, 2021. As at that same date, the Company also has 1,466,718 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 42,154,296 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2021 (unaudited) and MARCH 31, 2021 (audited)

(Expressed in US Dollars)

	As at Jun 30, 2021	As at Mar 31, 2021
	$	$
CURRENT ASSETS
Cash	201,588	2,201,562
Accounts receivable, net	1,950,333	1,520,836
Inventory	179,799	272,493
Deposits and other receivables	412,885	326,664
Total current assets	2,744,605	4,321,555

Long-term accounts receivable	22,679	50,358
Operating right of use lease asset	—	66,120
TOTAL ASSETS	2,767,284	4,438,033

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,960,953	2,520,124
Convertible promissory notes and short term loans [Note 5]	5,595,465	4,278,018
Derivative liabilities [Note 7 ]	3,733,256	3,633,856
Operating lease liability	—	58,257
Total current liabilities	12,289,674	10,490,255

Federally guaranteed loans [Note 6 ]	870,800	370,900
Derivative liabilities [Note 7 ]	206,517	410,042
TOTAL LIABILITIES	13,366,991	11,271,197

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at June 30, 2021 and March 31, 2021, respectively, 1 share issued and outstanding as at June 30, 2021 and March 31, 2021, respectively [Note 8 ]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at June 30, 2021 and March 31, 2021, respectively, 8,045 preferred shares issued and outstanding as at June 30, 2021 and as at March 31, 2021, respectively [Note 8 ]	8	8
Common stock, $0.001 par value, 125,000,000 authorized as at June 30, 2021 and March 31, 2021, respectively. Issued and outstanding common shares: 37,850,064 and 36,124,964 as at June 30, 2021 and March 31, 2021, respectively, and exchangeable shares of 1,466,718 and 2,889,978 outstanding as at June 30, 2021 and March 31, 2021, respectively [Note 8 ]	39,317	39,015
Shares to be issued ( 651,169 and 268,402 shares of common stock as at June 30, 2021 and March 31, 2021, respectively) [Note 8 ]	1,511,462	280,960
Additional paid-in-capital	57,192,182	56,298,726
Accumulated other comprehensive loss	(627,626)	(634,186)
Accumulated deficit	(68,715,051)	(62,817,688)
Total stockholders’ deficiency	(10,599,707)	(6,833,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2,767,284	4,438,033

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US Dollars)

	3 Months Ended Jun 30, 2021	3 Months Ended Jun 30, 2020
	$	$
REVENUE	1,764,110	451,898

Cost of Revenue	525,426	201,342
NET REVENUE	1,238,684	250,556

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	3,652,203	3,195,353
Research and development expenses	588,997	423,883
TOTAL OPERATING EXPENSES	4,241,200	3,619,236

Other income / (expense)	19,433	(7,359)
Accretion and amortization expenses [Note 5]	2,335,167
Change in fair value of derivative liabilities [Note 7 ]	298,983	(204,142)
NET LOSS BEFORE INCOME TAXES	(5,656,099)	(3,157,179)

Income taxes	—	—
NET LOSS BEFORE DIVIDENDS	(5,656,099)	(3,157,179)

Less: Preferred Stock Dividends	241,264	237,215
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(5,897,363)	(3,394,394)
Translation adjustment	6,560	(105,001)
COMPREHENSIVE LOSS	(5,890,803)	(3,499,395)
LOSS PER SHARE, BASIC AND DILUTED	(0.151)	(0.092)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,095,637	36,768,299

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2021	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)
Conversion of convertible notes into common shares	—	—	201,604	202	327,274	1,190,502	479,558	—	—	1,670,262
Exercise of warrants for cash	—	—	100,236	100	37,736	40,000	106,150	—	—	146,250
Issuance of warrants for services	—	—	—	—	—	—	151,897	—	—	151,897
Stock based compensation - ESOP	—	—	—	—	—	—	155,851	—	—	155,851
Translation adjustment	—	—	—	—	—	—	—	6,560	—	6,560
Net loss for the period	—	—	—	—	—	—	—	—	(5,656,099)	(5,656,099)
Preferred stock dividends	—	—	—	—	—	—	—	—	(241,264)	(241,264)
Balance, June 30, 2021 (unaudited)	8,046	9	39,316,782	39,317	633,412	1,511,462	57,192,182	(627,626)	(68,715,051)	(10,599,707)

Balance, March 31, 2020	7,831	9	36,381,815	36,382	178,750	169,490	44,015,397	(857,307)	(46,364,364)	(3,000,393)
Issuance of preferred stock	215	—	—	—	—	—	215,000	—	—	215,000
Derivative liabilities adjustment	—	—	—	—	—	—	(41,749)	—	—	(41,749)
Issuance of shares for services	—	—	791,000	791	(153,750)	(147,296)	1,210,259	—	—	1,063,754
Issuance of warrants for services	—	—	—	—	—	—	45,113	—	—	45,113
Stock based compensation - ESOP	—	—	—	—	—	—	232,519	—	—	232,519
Translation adjustment	—	—	—	—	—	—	—	(105,001)	—	(105,001)
Net loss for the period	—	—	—	—	—	—	—	—	(3,157,179)	(3,157,179)
Preferred stock dividends	—	—	—	—	—	—	—	—	(237,215)	(237,215)
Balance, June 30, 2020 (unaudited)	8,046	9	37,172,815	37,173	25,000	22,194	45,676,539	(962,308)	(49,758,758)	(4,985,151)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US Dollars)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(5,656,099)	(3,157,179)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	155,851	232,519
Issuance of shares for services	—	1,063,754
Issuance of warrants for services	151,897	45,113
Accretion and amortization expenses	2,335,167	—
Change in fair value of derivative liabilities	298,983	(204,142)
Loss on conversion of convertible notes to common shares	28,213	—

Changes in operating assets and liabilities:
Accounts receivable, net	(401,818)	(179,533)
Inventory	92,694	(150,386)
Deposits and other receivables	(86,221)	10,717
Accounts payable and accrued liabilities	399,937	(53,972)
Net cash used in operating activities	(2,681,396)	(2,393,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred shares, net	—	100,000
Exercise of warrants for cash	146,250	—
Federally guaranteed loans	499,900	1,570,900
Proceeds from (repayment to) ST loan and promissory notes, net	139,780	(96,913)
Preferred Stock Dividend	(204,842)	—
Net cash provided by financing activities	581,088	1,573,987

Effect of foreign currency translation	100,334	(65,851)
Net decrease in cash during the period	(1,999,974)	(884,973)
Cash, beginning of period	2,201,562	949,848
Cash, end of period	201,588	64,875

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Biotricity’s audited consolidated financial statements for the years ended March 31, 2021 and 2020 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Liquidity and Basis of Presentation

The Company is in the early stages of commercializing its first product. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at June 30, 2021, has an accumulated deficit of $68,715,051 and a working capital deficiency of $9,545,069. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690. During the fiscal quarter ended June 30, 2021, $1,157,500 of convertible notes issued during last year was converted into common shares. During the fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan, and $250,000 through short term loans.

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

Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain level of adverse impact. To the date of the issuance of these financial statements, the Company is still assessing the impact on its business, results of operations, financial position and cash flows, which will be accounted for when the reliable estimates will become available.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2021 and 2020.

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

Government loan

Loans that were received from the federal government, which contain certain operating conditions and with terms of over twelve months, are recorded by the Company as long-term liabilities.

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

In March 2020, the FASB issued ASU No. 2030-20 Codification Improvements to Financial Instruments, An Amendment of the FASB Accounting Standards Codification: a) in ASU No. 2016-01, b) in Subtopic 820-10, c) for depository and lending institutions clarification in disclosure requirements, d) in Subtopic 470-50, e) in Subtopic 820-10, f) Interaction of Topic 842 and Topic 326, g) Interaction of the guidance in Topic 326 and Subtopic 860-20.The amendments in this Update represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For public business entities updates under the following paragraphs: a), b), d) and e) are effective upon issuance of this final update. The effective date for c) is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2021 $	As at March 31, 2021 $
Accounts payable	1,282,921	1,041,385
Accrued liabilities	1,678,032	1,478,739
	2,960,953	2,520,124

Accounts payable as at June 30, 2021, and March 31, 2021 include $ 177,840 and $182,995, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

a)	The Company has issued various promissory notes and obtained several short term loans. The promissory notes and short-term loans are generally for a 1-year term at interest rates of between 10% and 12%, with allowance for the Company to repay early, and the possibility to convert into equity on the basis of mutual consent. Warrants to purchase the Company’s shares of common stock were granted pursuant to the issuance of certain promissory notes. Management has evaluated the terms of these notes issued in accordance with the guidance provided by ASC 470 and ASC 815 and concluded that there is no derivative or beneficial conversion feature attached to these notes.

During the year ended March 31, 2021, the Company raised additional $500,000 in promissory notes that were subject to the same terms of the notes previously issued. During the year ended March 31, 2021, the Company made repayment of the notes and short term loan in the amount of $908,082, and one noteholder further paid the Company $67,941 to exercise warrants related to 97,500 shares of the Company’s common stock. During the year ended March 31, 2021, one noteholder converted a $100,000 note and $15,000 accrued interest into 115 Series A preferred shares.

During the three months ended June 30, 2021, the Company raised additional $250,000 in short-term loans, that was subject to the same terms of short-term loans previously issued. During the three months ended June 30, 2021, the Company made repayments of notes and short term loan in the amount of $110,220.

As at June 30, 2021, the Company had a balance in promissory note of $550,000 (March 31, 2021 - $600,577).

As at June 30, 2021, the Company had a balance in short term loan of $1,250,000 (March 31, 2021 – $1,059,643)

General and administrative expenses included interest expense on the above notes of $56,220 and $37,456 for the three months ended June 30, 2021 and 2020, respectively.

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

For second series of Series A Notes, the notes could be converted into shares of common stock, at the option of the holder, commencing six months from issuance, at a conversion price equal to the lower of $4.00 per share or 75% of the volume weighted average price of the common stock for the five trading days prior to the conversion date

For the second series of Series A Notes, the notes will automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price will be equal to the lower of $4.00 per share or 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price will be equal to the lower of $4.00 per share or 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest.

The Company was obligated to issue warrants that accompany the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing.

The Company was obligated to pay the placement agent of the first series of Series A Notes a 12% cash fee for $8,925,550 (face value) of the notes and 2.5% cash fee and other sundry expenses for the remaining $2,350,000 (face value) of the notes.

Net proceeds to the Company from Series A Notes issuance up to March 31, 2021 amounted to $10,135,690 after payment of the relevant financing related fees.

The Company was also obligated to issue warrants to the placement agent that have a 10-year term and cover 12% of funds raised for $8,925,550 (face value) of the notes (first series) and 2.5% of funds raised for the remaining $2,350,000 (face value) of notes (second series), with an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing.

On final closing, which occurred on January 8, 2021, the warrants’ exercise price was struck at $1.06 per share.

Prior to January 8, 2021 (final closing date), the Company determined that the conversion and redemption features, investor warrants and placement agent warrants contained in those Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion and redemption features, as well as investor warrants and placement agent warrants. The initial fair value of the derivative liabilities generated as a result of issuing the Series A Notes was $6,932,194 (Note 7).

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

For the Series A Notes, The Company recognized debt issuance costs in the amount of $2,301,854 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Notes. The Company also recognized initial debt discount in the amount of $8,088,003 and accreted the interest over the remaining lives of those Notes. At March 31, 2021, the Company recorded $432,824 interest accruals for those notes’ balance. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering. During the year ended March 31, 2021, $739,000 (face value) of Series A Notes with unpaid interest were converted into 751,487 common shares. At March 31, 2021, 733,085 common shares were issued and an additional 18,402 common shares were to be issued subsequent to year end. During the quarter ended June 30, 2021, the 18,402 common shares were issued.

At June 30, 2021, the Company recorded $656,902 interest accruals for the Series A Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the three months ended June 30, 2021, $1,157,500 (face value) of Series A Notes with unpaid interests were converted into 528,878 common shares, out of which 345,676 were common shares that would be issued subsequent to June 30, 2021.

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

At June 30, 2021, the Company recorded $24,722 interest accruals for the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Total
$
Year ended March 31, 2021
Face value of convertible notes issued	12,588,000
Debt discount	(9,400,503)
Debt issuance cost	(2,311,854)
Day 1 value of convertible notes issued	875,643

Accretion of debt discount	1,802,807
Amortization of debt issuance cost	678,348
Total accretion and amortization expenses	2,481,155

Conversion to common shares (Note 8)	(739,000)

Balance at March 31, 2021	2,617,798

Three months ended June 30, 2021
Accretion of debt discount	1,833,967
Amortization of debt issuance cost	501,200
Total accretion and amortization expenses	2,335,167

Conversion to common shares (Note 8)	(1,157,500)

Balance at June 30, 2021	3,795,465

General and administrative expenses include interest expense on the above debt instruments of $321,878 for the three months ended June 30, 2021 (June 30, 2020: $NIL) .

6. FEDERALLY GUARANTEED LOANS

Economic Injury Disaster Loan (“EIDL”)

In April 2020, the Company received $370,900 from the U.S. Small Business Administration (SBA) under the captioned program. The loan has a term of 30 years and an interest rate of 3.75%, without the requirement for payment in its first 12 months. The Company may prepay the loan without penalty at will.

In May 2021, the Company received an additional $499,900 from the SBA under the same terms.

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547. The loan forgiveness was granted by the SBA in May 2021. As at June 30, 2021, the balance of outstanding PPP loan is NIL (March 31, 2021: NIL ).

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

Total
$
Derivative liabilities as at March 31, 2020	1,144,733
Derivative fair value at issuance during fiscal 2021	41,749
Change in fair value of derivatives	(776,440)
Derivative liabilities as at March 31, 2021	410,042
Change in fair value of derivatives during the period	(203,525)
Derivative liabilities as at June 30, 2021	$206,517

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.26% – 1.7%
Volatility	111.7% - 121.5%
Remaining terms (Years)	2.50 to 5.03
Stock price ($ per share)	$0.650 and $3.145

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

Total
$
For the year ended March 31, 2021
Derivative fair value at issuance
Series A notes (Note 5(b))	6,932,194
Series B notes (Note 5(b))	497,042
7,429,236

Fair value change upon end of warrants derivative treatment (Note 5(b))	(82,444)
Carrying amount of warrants transferred equity upon end of warrants derivative treatment (Note 5(b))	(3,937,664)

Conversion to common shares (Note 5(b))	(225,284)

Change in fair value of derivative liabilities	450,012

Balance at March 31, 2021	3,633,856

For the three months ended June 30, 2021
Conversion to common shares (Note 5(b))	(403,108)

Change in fair value of derivative liabilities	502,508

Balance at June 30, 2021	3,733,256

The monte carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions:

Conversion and redemption features
Risk-free rate for term (%)	0.10 - 0.19
Volatility (%)	89.2 – 116.5
Remaining terms (Years)	0.53 – 0.68
Stock price ($ per share)	0.72 – 4.15

8. STOCKHOLDERS’ DEFICIENCY

a) Authorized stock

As at June 30, 2021, the Company is authorized to issue 125,000,000 (March 31, 2021 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2021 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2021 – 20,000) are designated shares of Series A preferred stock ($0.001 par value)

At June 30, 2021, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 39,316,782 (March 31, 2021 – 39,014,942); these were comprised of 37,850,064 (March 31, 2021 – 36,124,964) shares of common stock and 1,466,718 (March 31, 2021 – 2,889,978) exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding, held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement. The Company has also issued a Series A preferred stock, $0.001 par value; 20,000 shares have been designated as authorized (as at June 30 and March 31, 2021); 8,045 Series A preferred shares were issued and outstanding as at June 30 and March 31, 2021.

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

During the year ended March 31, 2021, the Company issued 733,085 common shares were issued in connection with conversion of convertible notes (Note 5(b)) with another 18,402 that would be issued subsequent to year end. The total amounts of debts settled is in amount of $1,011,286 that composed of face value of convertible promissory notes in amount of $739,000 (Note 5(b), carrying amount of conversion and redemption feature derived from notes in amount of $225,284 and unpaid interest in amount of $47,002. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $1,076,561 and $38,460 respectively. The difference between amounts of debts settled and fair value of common shares issued was in the amount of $103,375 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

During the year ended March 31, 2021, the Company issued 1,900,042 common shares for services provided and for warrants exercised.

During the year ended March 31, 2021, the Company also issued an aggregate of 898,084 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

Share issuances during the three months ended June 30, 2021

During the three months ended June 30, 2021, the Company issued 183,202 common  shares in connection with conversion of convertible notes (Note 5(b)) with another 345,676  that would be issued subsequent to June 30, 2021. The total amounts of debts settled is in amount of $1,642,049  that composed of face value of convertible promissory notes in amount of $1,157,500 (Note 5(b)), carrying amount of conversion and redemption feature derived from notes in amount of $403,108 and unpaid interest in amount of $81,441 . The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $479,760 and $1,190,502 respectively. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $28,213 and was recorded as other income on conversion of convertible promissory notes in statement of operations.

During the three months ended June 30, 2021, the Company also issued an aggregate of 1,423,260 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

d) Shares to be issued

During the three months ended June 30, 2021, the Company issued 18,402 of previously to be issued shares, in connection with convertible note conversions. As of June 30, 2021, the Company has recognized its contractual obligations for 345,676 shares to be issued, in connection with conversions of convertible notes that took place in the quarter (Note 5(b)), with fair value of shares to be issued of $1,190,502 , determined based on the market price upon conversion. In addition, the Company recognized its contractual obligations for 55,493 shares to be issued for warrant exercises request received but not yet processed as of quarter end .

e) Warrant issuances and exercises

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

During the three months ended June 30, 2021, the Company issued 60,000 warrants as compensation for advisor and consultant services, including 50,000 warrants issued to an executive of the Company. The warrants expenses were fair valued at $151,897 and was recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital. In addition, 100,236 of warrants previously issued on convertible notes were exercised for cash of $106,250, recognized as a credit to common stock and additional paid in capital respectively.

During the three months ended June 30, 2021, one warrant holder provided cash of $40,000 to exercise 37,736 warrants, which led to 37,736 shares to be issued as at June 30, 2021. Total shares to be issued for warrant exercise requests received but not processed is 37,736 as at June 30, 2021.

Warrant issuances, exercises and expirations or cancellations during the three months ended June 30, 2021 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2020	321,314	2,049,837	2,734,530	1,163,722	6,269,403

Less: Expired/cancelled	(128,676)	(271,365)	(911,510)	(1,163,722)	(2,475,273)
Less: Exercised		(97,500)			(97,500)
Add: Issued	1,065,857	449,583	5,631,132	-	7,146,572
As at March 31, 2021	1,258,495	2,130,555	7,454,152	-	10,843,202

Less: Expired/cancelled	-	(93,750)	-	-	(93,750)
Less: Exercised	-	-	(137,972)	-	(137,972)
Add: Issued	-	60,000	-	-	60,000
As at June 30, 2021	1,258,495	2,096,805	7,316,180	-	10,671,480

Exercise Price	$1.06 to $3.00	$0.48-$7.59	$1.06 to $2.00
Expiration Date	Dec 2021 to Jan 2031	Oct 2017 to Mar 2031	May 2022 to Feb 2024

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

During the three months ended June 30, 2021, the Company granted 170,532 of options with a weighted average remaining contractual life of 9.3 years.  The Company recorded stock-based compensation of $155,851  in connection with ESOP 2016 Plan (June 30, 2020 - $232,519), under general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities of the Company to June 30, 2021:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069
Granted	2,610,647	1.0072
Exercised	-	-
Outstanding as of March 31, 2021	7,004,256	2.3268
Granted	170,532	1.7931
Exercised	-	-
Outstanding as of June 30, 2021	7,174,788	2.3141

The fair value of each option granted is estimated at the time of grant using the Black Scholes model using the following assumptions, for each of the respective fiscal year:

	2022	2021	2020	2019
Exercise price ($)	0.74 – 3.15	0.74-2.89	1.40-2.00	1.40-2.00
Risk free interest rate (%)	0.30 – 1.70	0.18 – 1.72	0.52-2.81	2.27-2.81
Expected term (Years)	2.0 – 10.0	2.0 – 10.0	2.0-3.0	2.0-3.0
Expected volatility (%)	107.6 – 129.9	106.8 – 129.9	97.8-141.1	97.8-141.1
Expected dividend yield (%)	0.00	0.00	0.00	0.00
Fair value of option ($)	0.59 – 2.14	0.72 - 1.72	0.76	0.588
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00	0.00

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

$
Operating lease right-of-use asset - initial recognition	413,236
Amortization	(413,236)
Balance at June 30, 2021	-

Operating lease obligation - initial recognition	413,236
Repayment and interest accretion	(413,236)
Balance at June 30, 2021	-

Current portion of operating lease obligation	-
Noncurrent portion of operating lease obligation	-

The operating lease expense was $67,607 for the three months ended June 30, 2021, and was included in the general and administrative expenses.

During June 2021, the Company entered into a short-term lease for the leased premise at monthly base rent of $19,177. The extended term is not to extend beyond Dec 31, 2021.

10. CONTINGENCIES

There are no unrecognized claims against the company that were assessed as significant, which were outstanding as at June 30, 2021 and, consequently, no additional provision for such has been recognized in the consolidated financial statements during the three and nine months then ended.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 16, 2021, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On July 2, 2021, the Company issued 100 preferred shares to an existing preferred shareholder for proceeds of $100,000.

During the period from July 1 to August 16, the Company received conversion notices to convert $5,268,000 in convertibles notes, together with $428,000 in accrued interest, into common shares. Pursuant to receipt of these conversion notices, the Company has processed the issuance of 2,273,400 common shares. During this same period, has issued 59,883 common shares to investors in the respective convertible notes who have exercised warrants issued in prior periods. Also during this same period, the Company issued 36,060 common shares to brokers who exercised placement agent warrants received as compensation.

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

We developed our FDA-approved Bioflux® MCT technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2021 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. We have expanded our sales efforts to 20 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth and increasing revenues.

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

During the three months ended June 30, 2021, the Company announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows and reduce estimated analysis time from 5 minutes to 30 seconds. ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency. This improvement in analysis time reduces operational costs and allows the company to continue to focus on excellent customer service and industry-leading response times to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales to help drive greater revenue.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the three months ended June 30, 2021, the Company has continued to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2021.

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

During the three months ended June 30, 2021, the Company earned combined device sales and technology fee income totaling $1.8 million. This represents a 290% increase from the corresponding quarter of fiscal 2021, an increase of approximately $1.3 million over the revenue earned in that quarter. This also marks an increase of 49%, sequentially over the immediately preceding quarter ended March 31, 2021, when the Company earned $1.2 million. These increases in sales indicate continuous improvement in the growth trajectory of the Company’s revenues.

During the three months ended June 30, 2021, Biotricity incurred a net loss of $5.9 million and a comprehensive loss of approximately $5.9 million, compared to $3.4 million and $3.5 million in the comparative periods of fiscal 2021. This resulted in a net loss per common share of $0.151 cents per share for the three months ended June 30, 2021 (2020: $0.092). The Company has devoted, and expects to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

During the three months ended June 30, 2021, the Company experienced a gross margin of 70%. Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees, will become lower as a percentage of revenues as business sales volumes expand.

Three Months Ended June 30, 2021

Operating Revenues and Expenses

Operating Expenses

Total operating expenses for the three months ended June 30, 2021 were $4.2 million compared to $3.6 million, respectively, for the corresponding periods of the prior year, as further described below.

General and administrative expenses

Our general and administrative expenses for the three months ended June 30, 2021 was $3.7 million, compared to $3.2 million, respectively, for the corresponding prior year periods. The increase in general and administrative expenses was a result of investment made by the Company in building its professional sales force, offset by more efficient office and administrative spending activities.

Research and development expenses

During the three months ended June 30, 2021 we incurred research and development expenses of $588,996, compared to $423,883 in the prior year. The increase in research and development activity is directly related the development of new technologies for our ecosystem and our pursuit of FDA clearance of new products (including the Biotres), as well as the development of continuous product enhancements to our existing products.

Accretion and amortization expense related to convertible notes

During the three months ended June 30, 2021 and 2020, we incurred accretion and amortization expense related to debt financing of $2.3 million and Nil, respectively.

Change in fair value of derivative liabilities

During the three months ended June 30, 2021 and 2020, the Company recognized a loss of $298,983, and gain of $204,142, respectively, related to the change in fair value of derivative liabilities related to preferred shares and convertible notes.

Translation Adjustment

Translation adjustment for the three months ended June 30, 2021 and 2020 was a gain of $6,560 and a loss of $105,001, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its first product. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at June 30, 2021, has an accumulated deficit of $68,715,051 and a working capital deficiency of $9,545,069. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has developed and continues to pursue sources of funding that management believes if successful would be sufficient to support the Company’s operating plan, and alleviate any substantial doubt as to its ability to meet its obligations, at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed on a number of private placements offering of convertible notes, which have raised cash proceeds of $11,375,690. During the fiscal quarter ended June 30, 2021, the Company procured an additional $499,900 through a government EIDL loan, and $250,000 through short term loans.

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the continuous commercialization and expansion of the Bioflux and other technologies that will form part of its eco-systems. Based on our current operating plans, we will require approximately $15 million (more in order to accelerate commercialization further and faster) to grow our sales team and order devices that will be placed in the field to produce revenue. A portion of these funds will also go towards the further development of Bioflux and other technologies into their next generations, including marketing, sales, regulatory and clinical costs. We anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements.

Based on the above facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of this report. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the three months ended June 31, 2021, we used cash in operating activities of $2.7 million compared to $2.4 million for the corresponding period of the prior year. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended June 30, 2021 compared to $1.6 million for the three months ended June 30, 2020.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the three month periods ended June 30, 2021  and 2020.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from July 1 to August 16, the Company received conversion notices to convert $5,268,000 in convertibles notes, together with $428,000 in accrued interest, into common shares. Pursuant to receipt of these conversion notices, the Company has processed the issuance of 2,273,400 common shares. During this same period, has issued 59,883 common shares to investors in the respective convertible notes who have exercised warrants issued in prior periods. Also during this same period, the Company issued 36,060 common shares to brokers who exercised placement agent warrants received as compensation. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

