Form 10-Q/A
period 2021-06-30
BIOTRICITY INC.
filed 2021-08-17
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

BIOTRICITY INC.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Botricity Inc. (the “Company”) for the quarter ended June 30, 2021, originally filed with the Securities and exchange Commission on August 17, 2021 (the “Original Form 10-Q”) is being filed to  complete the filing by tagging the Original Form 10-Q for XBRL which not originally included as a result of technical difficulties.

This Amendment contains new certifications by the Company’s principal executive officer and principal financial officer which are being filed as exhibits to the Amendment.

3

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2021 (unaudited) and MARCH 31, 2021 (audited)

(Expressed in US Dollars)

	As at Jun 30, 2021	As at Mar 31, 2021
	$	$
CURRENT ASSETS
Cash	201,588	2,201,562
Accounts receivable, net	1,950,333	1,520,836
Inventory	179,799	272,493
Deposits and other receivables	412,885	326,664
Total current assets	2,744,605	4,321,555

Long-term accounts receivable	22,679	50,358
Operating right of use lease asset	—	66,120
TOTAL ASSETS	2,767,284	4,438,033

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,960,953	2,520,124
Convertible promissory notes and short term loans [Note 5]	5,595,465	4,278,018
Derivative liabilities [Note 7]	3,733,256	3,633,856
Operating lease liability	—	58,257
Total current liabilities	12,289,674	10,490,255

Federally guaranteed loans [Note 6]	870,800	370,900
Derivative liabilities [Note 7]	206,517	410,042
TOTAL LIABILITIES	13,366,991	11,271,197

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at June 30, 2021 and March 31, 2021, respectively, 1 share issued and outstanding as at June 30, 2021 and March 31, 2021, respectively [Note 8]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at June 30, 2021 and March 31, 2021, respectively, 8,045 preferred shares issued and outstanding as at June 30, 2021 and as at March 31, 2021, respectively [Note 8]	8	8
Common stock, $0.001 par value, 125,000,000 authorized as at June 30, 2021 and March 31, 2021, respectively. Issued and outstanding common shares: 37,850,064 and 36,124,964 as at June 30, 2021 and March 31, 2021, respectively, and exchangeable shares of 1,466,718 and 2,889,978 outstanding as at June 30, 2021 and March 31, 2021, respectively [Note 8]	39,317	39,015
Shares to be issued (651,169 and 268,402 shares of common stock as at June 30, 2021 and March 31, 2021, respectively) [Note 8]	1,511,462	280,960
Additional paid-in-capital	57,192,182	56,298,726
Accumulated other comprehensive loss	(627,626)	(634,186)
Accumulated deficit	(68,715,051)	(62,817,688)
Total stockholders’ deficiency	(10,599,707)	(6,833,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2,767,284	4,438,033

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US Dollars)

	3 Months Ended Jun 30, 2021	3 Months Ended Jun 30, 2020
	$	$
REVENUE	1,764,110	451,898

Cost of Revenue	525,426	201,342
NET REVENUE	1,238,684	250,556

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	3,652,203	3,195,353
Research and development expenses	588,997	423,883
TOTAL OPERATING EXPENSES	4,241,200	3,619,236

Other income / (expense)	19,433	(7,359)
Accretion and amortization expenses [Note 5]	2,335,167	—
Change in fair value of derivative liabilities [Note 7]	298,983	(204,142)
NET LOSS BEFORE INCOME TAXES	(5,656,099)	(3,157,179)

Income taxes	—	—
NET LOSS BEFORE DIVIDENDS	(5,656,099)	(3,157,179)

Less: Preferred Stock Dividends	241,264	237,215
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(5,897,363)	(3,394,394)
Translation adjustment	6,560	(105,001)
COMPREHENSIVE LOSS	(5,890,803)	(3,499,395)
LOSS PER SHARE, BASIC AND DILUTED	(0.151)	(0.092)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,095,637	36,768,299

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

Accounts payable as at June 30, 2021, and March 31, 2021 include $177,840 and $182,995, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

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

General and administrative expenses include interest expense on the above debt instruments of $321,878 for the three months ended June 30, 2021 (June 30, 2020: $NIL).

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

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547. The loan forgiveness was granted by the SBA in May 2021. As at June 30, 2021, the balance of outstanding PPP loan is NIL (March 31, 2021: NIL).

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

Share issuances during the three months ended June 30, 2021

During the three months ended June 30, 2021, the Company issued 183,202 common  shares in connection with conversion of convertible notes (Note 5(b)) with another 345,676  that would be issued subsequent to June 30, 2021. The total amounts of debts settled is in amount of $1,642,049  that composed of face value of convertible promissory notes in amount of $1,157,500 (Note 5(b)), carrying amount of conversion and redemption feature derived from notes in amount of $403,108 and unpaid interest in amount of $81,441. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $479,760 and $1,190,502 respectively. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $28,213 and was recorded as other income on conversion of convertible promissory notes in statement of operations.

During the three months ended June 30, 2021, the Company also issued an aggregate of 1,423,260 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

d) Shares to be issued

During the three months ended June 30, 2021, the Company issued 18,402 of previously to be issued shares, in connection with convertible note conversions. As of June 30, 2021, the Company has recognized its contractual obligations for 345,676 shares to be issued, in connection with conversions of convertible notes that took place in the quarter (Note 5(b)), with fair value of shares to be issued of $1,190,502, determined based on the market price upon conversion. In addition, the Company recognized its contractual obligations for 55,493 shares to be issued for warrant exercises request received but not yet processed as of quarter end.

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

101.CAL XBRL Taxonomy Extension Calculation.*

101.DEF XBRL Taxonomy Extension Definition.*

101.LAB XBRL Taxonomy Extension Labels.*

101.PREXBRL Taxonomy Extension Presentation.*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August 2021.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

