Form 10-Q
period 2021-09-30
BIOTRICITY INC.
filed 2021-11-04
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BTCY	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,661,856 shares of Common Stock, $0.001 par value, at November 4, 2021. As at that same date, the Company also has 1,466,718 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 49,128,574 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2021 (unaudited) and MARCH 31, 2021 (audited)

(Expressed in US Dollars)

	As at Sep 30, 2021	As at Mar 31, 2021
	$	$
CURRENT ASSETS
Cash	11,694,463	2,201,562
Accounts receivable, net	1,643,223	1,520,836
Inventory	118,091	272,493
Deposits and other receivables	490,683	326,664
Total current assets	13,946,460	4,321,555

Long-term accounts receivable	5,846	50,358
Operating right of use lease asset [Note 9]	—	66,120
TOTAL ASSETS	13,952,306	4,438,033

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,690,577	2,520,124
Convertible promissory notes and short term loans [Note 5]	1,831,184	4,278,018
Derivative liabilities [Note 7]	692,744	3,633,856
Operating lease liability [Note 9]	—	58,257
Total current liabilities	5,214,505	10,490,255

Federally guaranteed loans [Note 6]	870,800	370,900
Derivative liabilities [Note 7]	121,818	410,042
TOTAL LIABILITIES	6,207,123	11,271,197

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 10,000,000 authorized as at September 30, 2021 and March 31, 2021, respectively, 1 share issued and outstanding as at September 30, 2021 and March 31, 2021, respectively [Note 8]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at September 30, 2021 and March 31, 2021, respectively, 8,145 and 8,045 preferred shares issued and outstanding as at September 30, 2021 and as at March 31, 2021, respectively [Note 8]	8	8
Common stock, $0.001 par value, 125,000,000 authorized as at September 30, 2021 and March 31, 2021, respectively. Issued and outstanding common shares: 47,409,594 and 36,124,964 as at September 30, 2021 and March 31, 2021, respectively, and exchangeable shares of 1,466,718 and 2,889,978 outstanding as at September 30, 2021 and March 31, 2021, respectively [Note 8]	48,876	39,015
Shares to be issued (1,014,303 and 268,402 shares of common stock as at September 30, 2021 and March 31, 2021, respectively) [Note 8]	3,130,926	280,960
Additional paid-in-capital	84,893,876	56,298,726
Accumulated other comprehensive loss	(615,963)	(634,186)
Accumulated deficit	(79,712,541)	(62,817,688)
Total stockholders’ equity (deficiency)	7,745,183	(6,833,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	13,952,306	4,438,033

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (unaudited)

(Expressed in US Dollars)

	3 Months Ended September 30, 2021	3 Months Ended September 30, 2020	6 Months Ended September 30, 2021	6 Months Ended September 30, 2020
	$	$	$	$

REVENUE	1,807,309	744,585	3,571,419	1,196,483

Cost of Revenue	672,711	609,296	1,266,740	676,602
NET REVENUE	1,134,598	135,289	2,304,679	519,881

EXPENSES
General and administrative expenses [Notes 7, 8 and 9]	5,677,786	2,591,998	9,261,386	5,921,387
Research and development expenses	625,638	402,340	1,214,635	826,223
TOTAL OPERATING EXPENSES	6,303,424	2,994,338	10,476,021	6,764,610

Other (income)/expense [Note 8]	816,929	(9,608)	836,362	(16,967)
Accretion and amortization expenses [Note 5]	5,164,719	342,103	7,499,886	342,103
Change in fair value of derivative liabilities [Note 7]	(397,584)	(229,337)	(98,601)	(433,479)
NET LOSS BEFORE INCOME TAXES	(10,752,890)	(2,962,207)	(16,408,989)	(6,119,386)

Income taxes	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(10,752,890)	(2,962,207)	(16,408,989)	(6,119,386)

Less: Preferred Stock Dividends	244,600	193,217	485,864	430,432
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(10,997,490)	(3,155,424)	(16,894,853)	(6,549,818)

Translation adjustment	11,663	(74,540)	18,223	(179,541)

COMPREHENSIVE LOSS	(10,985,827)	(3,229,964)	(16,876,630)	(6,729,359)

LOSS PER SHARE, BASIC AND DILUTED	(0.256)	(0.085)	(0.412)	(0.177)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,928,242	37,172,815	41,022,411	36,971,662

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (unaudited)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, June 30, 2021 (unaudited)	8,046	9	39,316,782	39,317	633,412	1,511,462	57,192,182	(627,626)	(68,715,051)	(10,599,707)
Issuance of common shares for private placement [Note 8]	-	-	69,252	69	-	-	249,931	-	-	250,000
Issuance of preferred shares for private placement [Note 7 and 8]	100	-	-	-	-	-	100,000	-	-	100,000
Derivative liabilities adjustment pursuant to issuance of preferred shares [Note 7 and 8]	-	-	-	-	-	-	(17,084)	-	-	(17,084)
Issuance of shares from uplisting [Note 8]	-	-	5,382,331	5,382	-	-	14,540,423	-	-	14,545,805
Conversion of convertible notes into common shares [Note 8]	-	-	3,647,084	3,647	274,785	1,338,485	11,637,575	-	-	12,979,707
Issuance of shares for services [Note 8]	-	-	181,666	182	81,522	255,979	568,433	-	-	824,594
Exercise of warrants for cash [Note 8]	-	-	194,017	194	23,584	25,000	308,370	-	-	333,564
Issuance of warrants for services [Note 8]	-	-	-	-	-	-	144,353	-	-	144,353
Stock based compensation - ESOP [Note 8]	-	-	-	-	-	-	169,778	-	-	169,778
Cashless exercise of warrants [Note 8]	-	-	85,180	85	1,000	-	(85)	-	-	-
Translation adjustment	-	-	-	-	-	-	-	11,663	-	11,663
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(10,752,890)	(10,752,890)
Preferred stock dividends	-	-	-	-	-	-	-	-	(244,600)	(244,600)
Balance, September 30, 2021 (unaudited)	8,146	9	48,876,312	48,876	1,014,303	3,130,926	84,893,876	(615,963)	(79,712,541)	7,745,183

Balance, June 30, 2020 (unaudited)	8,046	9	37,172,831	37,173	25,000	22,194	45,676,539	(962,308)	(49,758,758)	(4,985,151)
Issuance of shares for services	-	-	83,500	84	290,000	310,456	132,682	-	-	443,222
Exercise of warrants for cash	-	-	-	-	97,500	67,941	-	-	-	67,941
Issuance of warrants for services	-	-	-	-	-	-	55,082	-	-	55,082
Stock based compensation - ESOP	-	-	-	-	-	-	235,874	-	-	235,874
Translation adjustment	-	-	-	-	-	-	-	(74,540)	-	(74,540)
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(2,962,207)	(2,962,207)
Preferred stock dividends	-	-	-	-	-	-	-	-	(193,217)	(193,217)
Balance, September 30, 2020 (unaudited)	8,046	9	37,256,331	37,257	412,500	400,591	46,100,177	(1,036,848)	(52,914,182)	(7,412,996)

See accompanying notes to unaudited condensed consolidated interim financial statements

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2021 (audited)	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)
Issuance of common shares for private placement [Note 8]	-	-	69,252	69	-	-	249,931	-	-	250,000
Issuance of preferred shares for private placement [Note 7 and 8]	100	-	-	-	-	-	100,000	-	-	100,000
Derivative liabilities adjustment pursuant to issuance of preferred shares [Note 8]	-	-	-	-	-	-	(17,084)	-	-	(17,084)
Issuance of shares from uplisting [Note 8]	-	-	5,382,331	5,382	-	-	14,540,423	-	-	14,545,805
Conversion of convertible notes into common shares [Note 8]	-	-	3,848,688	3,849	602,059	2,528,987	12,117,134	-	-	14,649,970
Issuance of shares for services [Note 8]	-	-	181,666	182	81,522	255,979	568,433	-	-	824,594
Issuance of warrants for services [Note 8]	-	-	-	-	-	-	296,250	-	-	296,250
Exercise of warrants for cash [Note 8]	-	-	294,253	294	61,320	65,000	414,519	-	-	479,813
Stock based compensation - ESOP [Note 8]	-	-	-	-	-	-	325,629	-	-	325,629
Cashless exercise of warrants [Note 8]	-	-	85,180	85	1,000	-	(85)	-	-	-
Translation adjustment	-	-	-	-	-	-	-	18,223	-	18,223
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(16,408,989)	(16,408,989)
Preferred stock dividends	-	-	-	-	-	-	-	-	(485,864)	(485,864)
Balance, September 30, 2021 (unaudited)	8,146	9	48,876,312	48,876	1,014,303	3,130,926	84,893,876	(615,963)	(79,712,541)	7,745,183

Balance, March 31, 2020 (audited)	7,831	9	36,381,831	36,382	178,750	169,490	44,015,397	(857,307)	(46,364,364)	(3,000,393)
Issuance of preferred shares for private placement	215	-	-	-	-	-	215,000	-	-	215,000
Derivative liabilities adjustment pursuant to issuance of preferred shares	-	-	-	-	-	-	(41,749)	-	-	(41,749)
Issuance of shares for services	-	-	874,500	875	136,250	163,160	1,342,941	-	-	1,506,976
Exercise of warrants for cash	-	-	-	-	97,500	67,941	-	-	-	67,941
Issuance of warrants for services	-	-	-	-	-	-	100,195	-	-	100,195
Stock based compensation - ESOP	-	-	-	-	-	-	468,393	-	-	468,393
Translation adjustment	-	-	-	-	-	-	-	(179,541)	-	(179,541)
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(6,119,386)	(6,119,386)
Preferred stock dividends	-	-	-	-	-	-	-	-	(430,432)	(430,432)
Balance, September 30, 2020 (unaudited)	8,046	9	37,256,331	37,257	412,500	400,591	46,100,177	(1,036,848)	(52,914,182)	(7,412,996)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

(Expressed in US Dollars)

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(16,408,989)	(6,119,386)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	325,629	468,393
Issuance of shares for services	824,594	1,506,976
Issuance of warrants for services	296,250	100,195
Accretion and amortization expenses	7,499,886	342,103
Change in fair value of derivative liabilities	(98,601)	(433,479)
Other expenses - Loss on debt conversion	850,420	-

Changes in operating assets and liabilities:
Accounts receivable, net	(77,875)	(554,173)
Inventory	154,402	(93,577)
Deposits and other receivables	(164,082)	5,755
Accounts payable and accrued liabilities	877,745	247,919
Net cash used in operating activities	(5,920,621)	(4,529,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	250,000	-
Issuance of preferred shares	100,000	215,000
Exercise of warrants for cash	479,813	67,941
Federally guaranteed loans	499,900	1,570,900
Proceeds from (repayment to) short term loan and promissory notes, net	(110,220)	44,000
Issuance of shares from uplisting	14,545,805	-
Issuance (net) of convertible debentures, net	-	2,556,082
Due to shareholders	-	-
Preferred Stock Dividend	(370,891)	(275,815)
Net cash provided by financing activities	15,394,407	4,178,108

Effect of foreign currency translation	19,115	(128,508)
Net increase (decrease) in cash during the period	9,473,786	(351,166)
Cash, beginning of period	2,201,562	949,848
Cash, end of period	11,694,463	470,174

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (Unaudited)

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Biotricity Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012. iMedical Innovations Inc. (“iMedical”) was incorporated on July 3, 2014 under the laws of the Province of Ontario, Canada and became a wholly-owned subsidiary of Biotricity through reverse take-over on February 2, 2016.

Both the Company and iMedical are engaged in research and development activities within the remote monitoring segment of preventative care. They are focused on a realizable healthcare business model that has an existing market and commercialization pathway. As such, its efforts to date have been devoted to building and commercializing an ecosystem of technologies that enable access to this market.

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

Liquidity and Basis of Presentation

The Company commenced commercializing its first product. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at September 30, 2021, has an accumulated deficit of $79,712,541 (March 31, 2021 - $62,817,688). On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On September 30, 2021, the Company has a working capital surplus of $8,731,955 (March 31, 2021 – working capital deficiency of $6,168,700. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690. During the six months ended September 30, 2021, $9,836,500  of convertible notes issued during last fiscal year was converted into common shares. During the fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan, and $250,000 through short term loans. During the fiscal quarter ended September 30, 2021, the Company raised a total net proceeds of $14,545,805  through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets.

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

Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain levels of adverse impact; to the date of the issuance of these condensed consolidated financial statements, the Company continues to assess the respective impact on its business, results of operations, financial position and cash flows, and will adjust its financial records, as required,when reliable estimates become available.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2021 and 2020.

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

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease liability, current, and lease liability, long-term in the consolidated balance sheet.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30, 2021 $	As at March 31, 2021 $
Accounts payable	1,622,501	1,041,385
Accrued liabilities	1,068,076	1,478,739
Accounts payable and accrued liabilities	2,690,577	2,520,124

Accounts payable as at September 30, 2021, and March 31, 2021 include $220,898 and $182,995, respectively, due to a shareholder and executive of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

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

During the three months ended June 30, 2021, the Company raised additional $250,000 in short-term loans; this was repaid during the three months ended September 30, 2021. Similarly, during the three months ended September 30, 2021, while awaiting to complete the financing transaction that was part of the Company’s path towards achieving its listing onto the Nasdaq Capital Market, it drew on interim short-term financing of $576,000, which was fully repaid during that same period.

As at September 30, 2021, the Company had promissory note outstanding of $550,000 (March 31, 2021 – $600,577).

As at September 30, 2021, the Company also had short term loan of $1,000,000 (March 31, 2021 – $1,059,643) outstanding.

General and administrative expenses included financing charges and interest expense on the above notes of $215,260 and $226,480 for the three and six months ended September 30, 2021 (September 30, 2020, $109,699 and $147,155) respectively.

(b)	During the year ended March 31, 2021, the Company issued $11,275,500 (face value) in two series of convertible promissory notes (the “Series A Notes”) sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 12% per annum.

For first series of Series A Notes, commencing six months following the Issuance Date, and at any time thereafter (provided the Holder has not received notice of the Company’s intent to prepay the note), at the sole election of the Holder, any amount of the outstanding principal and accrued interest of this note (the “Outstanding Balance”) could be converted into that number of shares of Common Stock equal to: (i) the Outstanding Balance divided by (ii) 75% of the volume weighted average price of the Common Stock for the 5 trading days prior to the Conversion Date (the conversion price).

For the first series of Series A Notes, the notes would automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price would be equal to 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price would be equal to 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company could, at its discretion redeem the notes for 115% of their face value plus accrued interest.

For second series of Series A Notes, the notes could be converted into shares of common stock, at the option of the holder, commencing six months from issuance, at a conversion price equal to the lower of $4.00 per share or 75% of the volume weighted average price of the common stock for the five trading days prior to the conversion date

For the second series of Series A Notes, the notes would automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price would be equal to the lower of $4.00 per share or 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price would be equal to the lower of $4.00 per share or 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company could, at its discretion redeem the notes for 115% of their face value plus accrued interest.

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

At September 30, 2021, the Company recorded $66,871 of interest accruals for the Series A Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the year ended March 31, 2021, $739,000 (face value) of Series A Notes together with their respective unpaid interest were converted into 751,487 common shares, out of which 18,402 common shares were issued subsequent to year end.

During the three months ended June 30, 2021, $1,157,500 (face value) of Series A Notes together with their respective unpaid interests were converted into 528,878 common shares, out of which 345,676 common shares were issued subsequent to June 30, 2021 (Note 8 c).

During the three months ended September 30, 2021, $8,679,000   (face value) of Series A Notes together with their respective unpaid interests were converted into 3,085,399 common shares, out of which 908,197  were common shares that would be issued subsequent to September 30, 2021 (Note 8 c).

In addition, during the year ended March 31, 2021, the Company also issued $1,312,500 (face value) of convertible promissory notes (“Series B Notes”) to various accredited investors.

Commencing six months following the issuance date, and at any time thereafter, subject to the Company’s Conversion Buyout clause, at the sole election of the holder, any amount of the outstanding principal and accrued interest of the note (the “outstanding balance”) could be converted into that number of shares of Common Stock equal to: (i) the outstanding balance divided by (ii) the Conversion Price. Partial conversions of the note shall have the effect of lowering the outstanding principal amount of the note. The holder may exercise such conversion right by providing written notice to the Company of such exercise in a form reasonably acceptable to the Company (a “conversion notice”). Conversion price means (subject in all cases to proportionate adjustment for stock splits, stock dividends, and similar transactions), seventy-five percent (75%) multiplied by the average of the three (3) lowest closing prices during the previous ten (10) trading days prior to the receipt of the conversion notice.

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

At September 30, 2021, the Company recorded $41,263 of interest accruals for the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Total
$
Year ended March 31, 2021
Face value of convertible notes issued	12,588,000
Debt discount	(9,400,503)
Debt issuance cost	(2,311,854)
Day 1 value of convertible notes issued	875,643

Accretion of debt discount	1,802,807
Amortization of debt issuance cost	678,348
Total accretion and amortization expenses	2,481,155

Conversion to common shares (Note 8)	(739,000)

Balance at March 31, 2021	2,617,798

Three months ended June 30, 2021
Accretion of debt discount	1,833,967
Amortization of debt issuance cost	501,200
Total accretion and amortization expenses	2,335,167

Conversion to common shares (Note 8)	(1,157,500)

Balance at June 30, 2021	3,795,465

Three months ended September 30, 2021

Accretion of debt discount	4,627,415
Amortization of debt issuance cost	537,304
Total accretion and amortization expenses	5,164,719

Conversion to common shares (Note 8)	(8,679,000)

Balance at September 30, 2021	281,184

General and administrative expenses include interest expense on the above debt instruments of $157,620 and $479,498 for the three and six months ended September 30, 2021 (September 30, 2020: $84,676, $84,676), respectively.

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

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547. The loan forgiveness was granted by the SBA in May 2021. As at September 30, 2021, the balance of outstanding PPP loan is NIL (March 31, 2021: NIL).

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

During the three months ended September 30, 2021, an additional 100 Series A preferred shares were issued for cash proceeds of $100,000 (Note 8 c).

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

Total
$
Derivative liabilities as at March 31, 2020	1,144,733
Derivative fair value at issuance during fiscal 2021	41,749
Change in fair value of derivatives	(776,440)
Derivative liabilities as at March 31, 2021	410,042
Change in fair value of derivatives during the period	(203,525)
Derivative liabilities as at June 30, 2021	206,517
Derivative fair value at issuance during three months ended September 30, 2021	17,084
Change in fair value of derivatives during the period	(101,783)
Derivative liabilities as at September 30, 2021	121,818

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.40% – 0.57%
Volatility	119.2% - 104.4%
Remaining terms (Years)	2.34 to 4.00
Stock price ($ per share)	$2.91 to $3.79

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

Total
$
For the year ended March 31, 2021
Derivative fair value at issuance
Series A notes (Note 5(b))	6,932,194
Series B notes (Note 5(b))	497,042
7,429,236

Fair value change upon end of warrants derivative treatment (Note 5(b))	(82,444)
Carrying amount of warrants transferred equity upon end of warrants derivative treatment (Note 5(b))	(3,937,664)

Conversion to common shares (Note 5(b))	(225,284)

Change in fair value of derivative liabilities	450,012

Balance at March 31, 2021	3,633,856

For the three months ended June 30, 2021
Conversion to common shares (Note 5(b))	(403,108)

Change in fair value of derivative liabilities	502,508

Balance at June 30, 2021	3,733,256

For the three months ended September 30, 2021
Conversion to common shares (Note 5(b))	(2,744,711)

Change in fair value of derivative liabilities	(295,801)

Balance at September 30, 2021	692,744

The monte-carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions:

Conversion and redemption features
Risk-free rate for term (%)	0.11 - 0.20
Volatility (%)	75.2 – 111.3
Remaining terms (Years)	0.27 – 0.52
Stock price ($ per share)	2.91 – 3.79

8. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a) Authorized stock

As at September 30, 2021, the Company is authorized to issue 125,000,000 (March 31, 2021 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2021 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2021 – 20,000) are designated shares of Series A preferred stock ($0.001 par value).

At September 30, 2021, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 48,876,312 (March 31, 2021 – 39,014,942); these were comprised of 47,409,594 (March 31, 2021 – 36,124,964) shares of common stock and 1,466,718 (March 31, 2021 – 2,889,978) exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding, held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement. The Company has also issued a Series A preferred stock, $0.001 par value; 20,000 shares have been designated as authorized (as at September 30 and March 31, 2021); 8,145 Series A preferred shares were issued and outstanding as at September 30 and March 31, 2021.

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

During the year ended March 31, 2021, the Company issued 733,085 common shares in connection with conversion of convertible notes (Note 5(b)) not including another 18,402 that were to be issued subsequent to year end. The total amounts of convertible notes settled was $1,011,286 comprised of face value of convertible promissory notes in the amount of $739,000 (Note 5(b), carrying amount of conversion and redemption feature derived from notes in the amount of $225,284 and unpaid interest in the amount of $47,002. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $1,076,561 and $38,460 respectively. The difference between amounts of notes settled and the fair value of common shares issued was $103,735, which was recorded as a loss on conversion of convertible promissory notes in the statement of operations.

During the year ended March 31, 2021, the Company issued 1,900,042 common shares in payment of services provided, as well as the exercise of warrants.

During the year ended March 31, 2021, the Company also issued an aggregate of 898,084 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

Share issuances during the six months ended September 30, 2021

During the three months ended June 30, 2021, the Company issued 183,202 common shares in connection with conversion of convertible notes (Note 5(b)), not including another 345,676 that were to be issued subsequent to June 30, 2021. The total amounts of convertible notes settled is in amount of $1,642,049 comprised of face value of convertible promissory notes with a face value of $1,157,500 (Note 5(b)), carrying amount of conversion and redemption feature derived from notes in amount of $403,108 and unpaid interest in the amount of $81,441. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $479,760 and $1,190,502 respectively. The difference, that represented a loss on conversion, between amounts of notes settled and the fair value of common shares issued was in the amount of $28,213 and was recorded as other expenses in the condensed consolidated statement of operations.

During the three months ended June 30, 2021, the Company also issued an aggregate of 1,423,260 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

During the three months ended September 30, 2021, the Company issued 3,013,673 common shares in connection with conversion of convertible notes (Note 5(b)), and 908,197 shares to be issued subsequent to September 30, 2021. The total amount of debts settled was $12,157,500, which consisted of face value of $8,679,000 (Note 5(b)), carrying amount of the conversion and redemption feature derived from notes in the amount of $2,744,711 and unpaid interest in the amount of $733,789. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $11,641,222 and $1,338,485 respectively. The difference, between the amounts of notes settled and the fair value of common shares issued, which represents a loss on conversion, was in the amount of $822,207 and was recorded as other expenses in the condensed consolidated statement of operations.

During the three months ended September 30, 2021, the Company issued 5,382,331 common shares in connection with the equity financing that was concurrent with its listing on the Nasdaq Capital Market, for total net cash proceeds of $14,545,805.

During the three months ended September 30, 2021, the Company issued 181,666 common shares for services received, with a fair value of $568,615.

During the three months ended September 30, 2021, The Company issued 69,252 common shares for cash proceeds of $250,000, which were initially received as a promissory note, and paid through the issuance common shares within the same quarter.

During three months ended June 30, 2021, the Company issued 100,236 common shares in connection with warrant exercises for cash proceeds of $146,250.

During the three months ended September 30, 2021, the Company issued 279,197 (cash exercise – 194,017; cashless exercise - 85,180) common shares in connection with warrant exercises, for a cash exercise proceeds of $308,564. In addition, the Company issued 633,412 common shares in connection with shares that were to be issued at previous quarter end.

During the three months ended September 30, 2021, an additional 100 Series A preferred shares were issued for cash proceeds of $100,000 (Note 7). The fair value of the derivative at issuance date, in the amount of $17,804, was recognized with a corresponding debit in stockholder’s equity (Note 7).

d) Shares to be issued

During the three months ended September 30, 2021, the Company issued 633,412 of previously to be issued shares, in connection with convertible note conversions. As of September 30, 2021, the Company has recognized its contractual obligations for 908,197 shares to be issued, in connection with conversions of convertible notes that took place in the quarter (Note 5(b)), with fair value of shares to be issued of $1,338,485, determined based on the market price upon conversion. In addition, the Company recognized its contractual obligations for 81,522 shares to be issued for services received and 23,584 shares to be issued for warrant exercises request received but not yet processed as of quarter end.

e) Warrant issuances and exercises

Warrant exercises and issuances during the year ended March 31, 2021

During the year ended March 31, 2021, 97,500 warrants were exercised (2020 – nil) pursuant to receipt of exercise proceeds of $67,941. (Note 5(a))

During the year ended March 31, 2021, the Company issued 449,583 warrants as compensation for advisor and consultant services which were fair valued. The vested portion of $275,801 related to these warrants were recognized in general and administrative expenses, with a corresponding credit to additional paid in capital. As of December 31, 2020, the Company extended the expiry dates of 788,806 warrants previously issued to an executive of the Company, in order to extend their term from 3 to 10 years in accord with the same term extension made to the options of all other Company employees in fiscal 2020. As part of this revision in terms, 288,806 of these same warrants, previously issued and expensed, were repriced to reflect current market conditions; the resulting increase in the fair value of these warrants of $464,971 was expensed to general and administrative expenses. In addition, the Company issued 1,065,857 warrants to brokers, and 5,631,132 warrants to convertible note holders, in connection with the convertible note issuance (Note 5(b)). The warrants’ fair value has been estimated using a monte-carlo model (Note 7), which were initially recorded as derivative liabilities, then recorded as equity upon the end of derivative treatment of such warrants (Note 5(b) and Note 7).

During the three months ended June 30, 2021, 100,236 of warrants previously issued on convertible notes were exercised for cash of $106,250, recognized as a credit to common stock and additional paid in capital accordingly.

During the three months ended June 30, 2021, one warrant holder provided cash of $40,000 to exercise 37,736 warrants, such that 37,736 shares were  to be issued as at June 30, 2021. Total shares to be issued for warrant exercise requests received but not processed was 24,584 as at September 30, 2021.

During the three months ended September 30, 2021, the Company issued 65,000 warrants as compensation for advisor and consultant services, including 50,000 warrants issued to an executive of the Company. The warrants were fair valued at $144,353 and their respective value recognized in general and administrative expenses, with a corresponding credit to additional paid-in capital.

During the three months ended September 30, 2021, 194,017 of warrants previously issued on convertible notes were exercised for cash of $308,564, recognized as a credit to common stock and additional paid in capital in amount of $194 and $308,370 respectively.

During the three months ended September 30, 2021, as a result of cashless exercise of warrants that were previously issued on convertible notes, 85,180 common shares were issued and 1,000 common shares were to be issued subsequent to September 30, 2021 to placement agents in settlement of placement agent warrants.

During the three months ended September 30, 2021, one warrant holder paid cash of $25,000 to exercise 23,584 warrants, which led to 23,584 common shares to be issued as at September 30, 2021.

During the three months ended September 30, 2021, the Company issued 373,404 share purchase warrants to underwriter. The fair value of those warrants, in the amount of $900,371, was determined by using Black Scholes model, based on the following key inputs and assumptions: expiry date August 26, 2026, exercise price $3.75, rate of returns 0.77%, and volatility 111.9%

Warrant issuances, exercises and expirations or cancellations during the three months ended September 30, 2021 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2020	321,314	2,049,837	2,734,530	1,163,722	6,269,403

Less: Expired/cancelled	(128,676)	(271,365)	(911,510)	(1,163,722)	(2,475,273)
Less: Exercised		(97,500)			(97,500)
Add: Issued	1,065,857	449,583	5,631,132	-	7,146,572
As at March 31, 2021	1,258,495	2,130,555	7,454,152	-	10,843,202

Less: Expired/cancelled	-	(93,750)	-	-	(93,750)
Less: Exercised	-	-	(137,972)	-	(137,972)
Add: Issued	-	60,000	-	-	60,000
As at June 30, 2021	1,258,495	2,096,805	7,316,180	-	10,671,480

Less: Expired/cancelled	-	(229,583)	-	-	(229,583)
Less: Exercised	(153,560)	-	(193,097)	-	(346,657)
Add: Issued	373,404	65,000	-	-	438,404
As at September 30, 2021	1,478,339	1,932,222	7,123,083	-	10,533,644

Exercise Price	$1.06 to $3.75	$0.48 to $7.59	$1.06 to $2.00
Expiration Date	Dec 2021 to Jan 2031	Oct 2017 to Sep 2031	May 2022 to Feb 2024

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

During the three months ended September 30, 2021, the Company granted 174,426 of options with a weighted average remaining contractual life of 9.6 years. The Company recorded stock-based compensation of $169,778 in connection with ESOP 2016 Plan (September 30, 2020 - $229,647), under general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities of the Company to September 30, 2021:

	Number of options	Weighted Average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069
Granted	2,610,647	1.0072
Exercised	-	-
Outstanding as of March 31, 2021	7,004,256	2.3268
Granted	170,532	1.7931
Exercised	-	-
Outstanding as of June 30, 2021	7,174,788	2.3141
Granted	174,426	2.5579
Exercised	-	-
Outstanding as of September 30, 2021	7,349,214	2.3199

The fair value of each option granted is estimated at the time of grant using the Black Scholes model using the following assumptions, for each of the respective fiscal year:

	2022	2021	2020	2019
Exercise price ($)	0.74 – 3.15	0.74-2.89	1.40-2.00	1.40-2.00
Risk free interest rate (%)	0.30 – 1.72	0.18 – 1.72	0.52-2.81	2.27-2.81
Expected term (Years)	2.0 – 10.0	2.0 – 10.0	2.0-3.0	2.0-3.0
Expected volatility (%)	106.6 – 129.9	106.8 – 129.9	97.8-141.1	97.8-141.1
Expected dividend yield (%)	0.00	0.00	0.00	0.00
Fair value of option ($)	0.59 – 2.60	0.72 - 1.72	0.76	0.588
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00	0.00

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

As of June 30, 2021, the previous lease term for the office ended. The operating lease obligation was fully paid and the operating lease right-of-use asset was fully amortized. During June 2021, the Company entered into a short-term lease for the leased premise at monthly base rent of $19,177. The extended term is not to extend beyond Dec 31, 2021. No additional operating right-of-use asset was recognized as a result of this extension.

 The operating lease expense was $60,826 and $128,254 for the three and six months ended September 30, 2021, and was included in the general and administrative expenses.

10. CONTINGENCIES

There are no unrecognized claims against the Company that were assessed as significant, which were outstanding as at September 30, 2021 and, consequently, no additional provision for such has been recognized in the consolidated financial statements during the three and six months then ended.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 4, 2021, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During the period from October 1 to November 4, 2021, the Company received conversion notices and issued 120,740 common shares to a Series B convertible note holder who converted portions of notes with a combined face value of $262,500. Also during the same period, the Company issued 131,522 shares as compensation valued at $331,500 to advisors and directors, out of which 81,522 (valued at $255,979) was part of the to be issued shares as of September 30, 2021.

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

During this same period, the Company applied for FDA clearance of its Biotres patch solution, which will be a novel product in the field of Holter monitoring.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the six months ended September 30, 2021, the Company has continued to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2021.

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

During the three months ended September 30, 2021, the Company earned combined device sales and technology fee income totaling $1.81 million. This represents a 143% increase from the corresponding quarter of fiscal 2021, an increase of approximately $1.1 million over the revenue earned in that quarter. Revenues for the latest reporting period, which were 2.5% higher than the respective revenues of the immediately preceding quarter, reflected the impact of COVID on clinic closures in southern US states during the quarter, as compounded hurricanes that affected that region, and the seasonally low August vacation period which is commonly encountered during this financial reporting period. Management anticipates that the lower than expected growth and the technology services foregone during the quarter will result in a pent-up demand for services in the next quarter – a trend experienced during past periods of clinic closures. This expectation is also supported by management’s acquisition of the talent to grow its sales force by more than 33% during the intervening months. Management expects continuous improvement in the growth trajectory of the Company’s revenues. The Company earned revenues of $3.6 million for the six months ended September 30, 2021 compared to $1.2 million in the corresponding prior year period – a 198% increase.

During the three months ended September 30, 2021, Biotricity incurred a net loss of $10.8 million and a comprehensive loss of approximately $11.0 million, compared to $3.0 million and $3.2 million in the comparative periods of fiscal 2021. This resulted in a net loss per common share of $0.256 and $0.412 cents per share for the three and six months ended September 30, 2021, respectively (2020: $0.085, $0.177).

For the three and six months ended September 30, 2021, Biotricity’s net loss included one-time expenses related to its pursuit of a listing on a national exchange, including listing transactional costs of $516,503; the resultant conversion-related expenses on its convertible notes of $4.6 million and $5.1 million; as well as combined investor relations and legal expenses of $351,370 and $413,870, respectively. Removing the impact of these one-time, non-operating expenses, would have resulted in a normalized net loss of $5.3 million and a normalized comprehensive loss of $5.5 million for the three months ended September 30, 2021 (compared to the $10.3 million net loss and $10.8 million comprehensive loss for the six months ended September 30, 2021); the normalized net loss per common share would have been $0.128 and $0.264 cents per share for the three and six months ended September 30, 2021, respectively. The Company has devoted, and expects to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

During the three months ended September 30, 2021, the Company experienced a gross margin of 63%. Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees, will become lower as a percentage of revenues as business sales volumes expand.

Three and Six Months Ended September 30, 2021 and 2020

Operating Revenues and Expenses

Operating Expenses

Total operating expenses for the three and six months ended September 30, 2021 were $6.3 million and $10.5 million compared to $3.0 million and $6.8 million, respectively, for the corresponding periods of the prior year, as further described below.

General and administrative expenses

Our general and administrative expenses for the three and six months ended September 30, 2021 was $5.7 million and $9.3 million, compared to $2.6 million and $6.0 million, respectively, for the corresponding prior year periods. The increase in general and administrative expenses was a result of investment made by the Company in building its professional sales force, offset by more efficient office and administrative spending activities.

Research and development expenses

During the three and six months ended September 30, 2021 we incurred research and development expenses of $625,638 and $1.2 million, compared to $402,340 and $826,223 in the prior year. The increase in research and development activity is directly related the development of new technologies for our ecosystem and our pursuit of FDA clearance of new products (including the Biotres), as well as the development of continuous product enhancements to our existing products.

Accretion and amortization expense related to convertible notes

During the three and six months ended September 30, 2021, we incurred accretion and amortization expense related to debt financing of $5.2 million and $7.5 million, respectively, compared to $342,103 and $342,103 in the prior year. The increase compared to prior year’s comparative periods was mainly comprised of the conversion-related expenses of $4.6 million and $5.1 million, respectively, on the Company’s convertible notes for the three and six months ended September 31, 2021.

Change in fair value of derivative liabilities

During the three and six months ended September 30, 2021, the Company recognized a gain of $397,594, and gain of $98,601, respectively, related to the change in fair value of derivative liabilities related to preferred shares and convertible notes. Similarly, the company recognized a gain of $229,337 and gain of $433,479 in corresponding prior year periods.

Translation Adjustment

Translation adjustment for the three months ended September 30, 2021 and 2020 was a gain of $11,663 and a gain of $18,223, respectively. Similarly, the company recognized a loss of $74,540 and loss of $179,541 in corresponding prior year periods. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its first product. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at September 30, 2021, has an accumulated deficit of $79,712,541 (March 31, 2021 - $62,817,688). On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On September 30, 2021, the Company has a working capital surplus of $8,731,955 (March 31, 2021 – working capital deficiency of $6,168,700). Prior to listing on the Nasdaq Capital Market, The Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690. During the six months ended September 30, 2021, $9,836,500 of convertible notes issued during last fiscal year was converted into common shares. During the fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan, and $250,000 through short term loans. During the fiscal quarter ended September 30, 2021, the Company raised an total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets.

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

Net Cash Used in Operating Activities

During the six months ended September 30, 2021, we used cash in operating activities of $5.9 million compared to $4.5 million for the corresponding period of the prior year. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $15.4 million for the six months ended September 30, 2021 compared to $4.2 million for the six months ended September 30, 2020.

Net Cash Used in Investing Activities

The Company did not use any net cash in investing activities in the six month periods ended September 30, 2021 and 2020.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101.CAL XBRL Taxonomy Extension Calculation.*

101.DEF XBRL Taxonomy Extension Definition.*

101.LAB XBRL Taxonomy Extension Labels.*

101.PREXBRL Taxonomy Extension Presentation.*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of November 2021.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

