Form 10-Q
period 2021-12-31
BIOTRICITY INC.
filed 2022-02-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,810,322 shares of Common Stock, $0.001 par value, at February 11, 2022. As at that same date, the Company also has 1,466,718 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 51,277,040 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2021 (unaudited) AND MARCH 31, 2021 (audited)

(Expressed in US Dollars)

	As at December 31, 2021	As at March 31, 2021
	$	$
CURRENT ASSETS
Cash	16,790,346	2,201,562
Accounts receivable, net	1,989,063	1,520,836
Inventory	359,834	272,493
Deposits and other receivables	470,622	326,664
Total current assets	19,609,865	4,321,555

Deposits and other receivables	33,000	-
Long-term accounts receivable	2,723	50,358
Property, plant and equipment	28,947	-
Operating right-of-use lease asset [Note 10]	1,370,960	66,120
TOTAL ASSETS	21,045,495	4,438,033

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,916,973	2,520,124
Convertible promissory notes and short term loans [Note 5]	1,138,014	4,278,018
Derivative liabilities [Note 8]	572,005	3,633,856
Operating lease liability [Note 10]	201,852	58,257
Total current liabilities	4,828,844	10,490,255

Federally guaranteed loans [Note 7]	870,800	370,900
Term loan [Note 6]	11,563,363	-
Derivative liabilities [Note 8]	286,811	410,042
Operating lease liability [Note 10]	1,176,606	-
TOTAL LIABILITIES	18,726,424	11,271,197

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 10,000,000 authorized as at December 31, 2021 and March 31, 2021, respectively, 1 share issued and outstanding as at December 31, 2021 and March 31, 2021, respectively [Note 9]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at December 31, 2021 and March 31, 2021, respectively, 7,201 and 8,045 preferred shares issued and outstanding as at December 31, 2021 and as at March 31, 2021, respectively [Note 9]	7	8
Common stock, $0.001 par value, 125,000,000 authorized as at December 31, 2021 and March 31, 2021, respectively. Issued and outstanding common shares: 48,190,142 and 36,124,964 as at December 31, 2021 and March 31, 2021, respectively, and exchangeable shares of 1,466,718 and 2,889,978 outstanding as at December 31, 2021 and March 31, 2021, respectively [Note 9]	49,657	39,015
Shares to be issued 1,233,329 and 268,402 shares of common stock as at December 31, 2021 and March 31, 2021, respectively) [Note 9]	4,086,361	280,960
Additional paid-in-capital	85,874,483	56,298,726
Accumulated other comprehensive loss	(636,027)	(634,186)
Accumulated deficit	(87,055,411)	(62,817,688)
Total stockholders’ equity (deficiency)	2,319,071	(6,833,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	21,045,495	4,438,033

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020 (unaudited)

(Expressed in US Dollars)

	3 Months Ended December 31, 2021	3 Months Ended December 31, 2020	9 Months Ended December 31, 2021	9 Months Ended December 31, 2020
	$	$	$	$

REVENUE	1,930,108	1,001,252	5,501,527	2,197,734

Cost of Revenue	1,105,271	859,363	2,372,011	1,643,724
GROSS PROFIT	824,837	141,889	3,129,516	554,010

EXPENSES
General and administrative expenses [Notes 8, 9 and 10]	4,659,638	3,338,382	13,921,014	9,152,010
Research and development expenses	900,499	681,411	2,115,134	1,507,634
TOTAL OPERATING EXPENSES	5,560,137	4,019,793	16,036,148	10,659,644

Other (income)/expense [Note 8] [Note 9]	264,734	(8,637)	1,101,095	(25,604)
Accretion and amortization expenses [Note 5] [Note 6]	1,334,842	380,692	8,834,728	722,795
Change in fair value of derivative liabilities [Note 8]	774,773	(349,714)	676,182	(783,193)
NET LOSS BEFORE INCOME TAXES	(7,109,649)	(3,900,245)	(23,518,637)	(10,019,632)

Income taxes	-	-	-	-
NET LOSS BEFORE DIVIDENDS	(7,109,649)	(3,900,245)	(23,518,637)	(10,019,632)

Less: Preferred Stock Dividends	233,222	218,904	719,086	649,336
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(7,342,871)	(4,119,149)	(24,237,723)	(10,668,968)

Translation adjustment	(20,064)	366,788	(1,841)	187,247

COMPREHENSIVE LOSS	(7,362,935)	(3,752,361)	(24,239,564)	(10,481,721)

LOSS PER SHARE, BASIC AND DILUTED	(0.149)	(0.111)	(0.554)	(0.288)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	49,168,264	37,256,315	43,747,569	37,038,957

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020 (unaudited)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, September 30, 2021 (unaudited)	8,146	9	48,876,312	48,876	1,014,303	3,130,926	84,893,876	(615,963)	(79,712,541)	7,745,183
Issuance costs: warrants to brokers [Note 9]	-	-	-	-	-	-		-	-	-
Conversion of convertible notes into common shares [Note 9]	-	-	207,516	208	-	-	875,105	-	-	875,313
Issuance of additional shares to convertible note holders [Note 9]			37,820	38	-	-	153,133	-	-	153,171
Conversion of preferred shares into common shares [Note 9]	(715)	(1)	-	-	288,756	1,198,914	(715,000)	-	-	483,913
Preferred stock purchased back via cash	(230)	-	-	-	-	-	(230,000)	-	-	(230,000)
Issuance of shares for services [Note 9]	-	-	131,522	132	(81,522)	(255,979)	398,348	-	-	142,501
Exercise of warrants for cash [Note 9]	-	-	42,500	43	11,792	12,500	26,608	-	-	39,151
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	371,763	-	-	371,763
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	100,650	-	-	100,650
Cashless exercise of warrants [Note 9]	-	-	361,190	361				-	-	361
Translation adjustment	-	-	-	-	-	-	-	(20,064)		(20,064)
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(7,109,649)	(7,109,649)
Preferred stock dividends	-	-	-	-	-	-	-	-	(233,222)	(233,222)
Balance, December 31, 2021 (unaudited)	7,201	8	49,656,860	49,657	1,233,329	4,086,361	85,874,483	(636,027)	(87,055,411)	2,319,071

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, September 30, 2020 (unaudited)	8,046	9	37,256,315	37,257	412,500	400,591	46,100,176	(1,036,850)	(52,914,180)	(7,412,997)
Issuance of shares for services	-	-	540,000	540	(73,000)	(149,876)	519,916	-	-	370,580
Issuance of warrants for services	-	-	-	-	-	-	73,329	-	-	73,329
Stock based compensation - ESOP	-	-	-	-	-	-	13,781	-	-	13,781
Translation adjustment	-	-	-	-	-	-	-	366,790	-	366,790
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(3,900,245)	(3,900,245)
Preferred stock dividends	-	-	-	-	-	-	-	-	(218,905)	(218,905)
Balance, December 31, 2020 (unaudited)	8,046	9	37,796,315	37,797	339,500	250,715	46,707,202	(670,060)	(57,033,330)	(10,707,667)

See accompanying notes to unaudited condensed consolidated interim financial statements

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2021	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)
Issuance of common shares for private placement [Note 9]	-	-	69,252	69	-	-	249,931	-	-	250,000
Issuance of preferred shares for private placement investors [Note 9]	100	-	-	-	-	-	100,000	-	-	100,000
Issuance of additional shares to convertible note holders [Note 9]	-	-	37,820	38	-	-	153,133	-	-	153,171
Issuance of shares from uplisting [Note 9]	-	-	5,382,331	5,382	-	-	14,540,423	-	-	14,545,805
Conversion of convertible notes into common shares [Note 9]	-	-	4,056,204	4,056	602,059	2,528,987	12,992,240	-	-	15,525,283
Conversion of preferred shares into common shares [Note 9]	(715)	(1)	-	-	288,756	1,198,914	(715,000)	-	-	483,913
Preferred stock purchased back via cash	(230)	-	-	-	-	-	(230,000)	-	-	(230,000)
Issuance of shares for services [Note 9]	-	-	313,188	313	-	-	966,779	-	-	967,092
Exercise of warrants for cash [Note 9]	-	-	336,753	337	73,112	77,500	441,127	-	-	518,964
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	668,013	-	-	668,013
Derivative liabilities adjustment pursuant to issuance of preferred Shares [Note 8]	-	-	-	-	-	-	(17,084)	-	-	(17,084)
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	426,280	-	-	426,280
Cashless exercise of warrants [Note 9]	-	-	446,370	446	1,000	-	(85)	-	-	361
Translation adjustment	-	-	-	-	-	-	-	(1,841)	-	(1,841)
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(23,518,637)	(23,518,637)
Preferred stock dividends	-	-	-	-	-	-	-	-	(719,086)	(719,086)
Balance, December 31, 2021 (unaudited)	7,201	8	49,656,860	49,657	1,233,329	4,086,361	85,874,483	(636,027)	(87,055,411)	2,319,071

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2020	7,831	8	36,381,815	36,382	178,750	169,490	44,015,397	(857,307)	(46,364,362)	(3,000,393)
Issuance of preferred shares for private placement	215	1	-	-	-	-	215,000	-	-	215,001
Derivative liabilities adjustment pursuant to issuance of preferred stock	-	-	-	-	-	-	(41,749)	-	-	(41,749)
Issuance of shares for services	-	-	1,414,500	1,415	63,250	13,284	1,862,857	-	-	1,877,556
Exercise of warrants for cash	-	-	-	-	97,500	67,941	-	-	-	67,941
Issuance of warrants for services	-	-	-	-	-	-	173,523	-	-	173,523
Stock based compensation - ESOP	-	-	-	-	-	-	482,175	-	-	482,175
Translation adjustment	-	-	-	-	-	-	-	187,247	-	187,247
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(10,019,632)	(10,019,632)
Preferred stock dividends	-	-	-	-	-	-	-	-	(649,336)	(649,336)
Balance, December 31, 2020 (unaudited)	8,046	9	37,796,315	37,797	339,500	250,715	46,707,202	(670,060)	(57,033,330)	(10,707,667)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020 (UNAUDITED)

(Expressed in US Dollars)

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(23,518,637)	(10,019,631)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	426,280	482,175
Issuance of shares for services	967,092	1,877,556
Issuance of warrants for services	469,300	173,523
Accretion and amortization expenses	8,834,728	722,795
Change in fair value of derivative liabilities	676,182	(783,193)
Loss on debt and preferred stock conversion, net	1,116,339	-
Property, plant and equipment depreciation	819	-

Changes in operating assets and liabilities:
Accounts receivable, net	(420,592)	(944,097)
Inventory	(87,341)	(9,128)
Deposits and other receivables	(176,958)	44,075
Accounts payable and accrued liabilities	1,304,505	954,741
Net cash used in operating activities	(10,408,283)	(7,501,184)

CASH FLOWS FROM INVESTING ACTIVITIES
property, plant and equipment	(29,766)	-
Net cash used in investing activities	(29,766)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	250,000	-
Issuance of preferred shares, net	100,000	215,000
Redemption of preferred shares	(230,000)	-
Exercise of warrants for cash	518,964	67,941
Federally guaranteed loans	499,900	1,570,900
Proceeds from (repayment to) convertible notes, net	(1,660,220)	404,895
Proceeds from (repayment to) convertible debentures, net	-	7,929,404
Issuance of shares from uplisting	14,545,805	-
Proceeds pursuant to term loan, net	11,756,563	-
Preferred Stock Dividend	(767,962)	(570,920)
Net cash provided by financing activities	25,013,050	9,617,220

Effect of foreign currency translation	13,783	258,305
Net increase in cash during the period	14,575,001	2,116,037
Cash, beginning of period	2,201,562	949,848
Cash, end of period	16,790,346	3,324,190

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Unaudited)

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

Liquidity and Basis of Presentation

The Company commenced commercializing its first product. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at December 31, 2021, has an accumulated deficit of $87,055,411(March 31, 2021 - $62,817,688). On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On December 31, 2021, the Company has a working capital surplus of $14,781,021(March 31, 2021 – working capital deficiency of $6,168,700. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690 (with total face value of $12,525,500). As of December 31, 2021, $11,048,000 of convertible notes issued during last fiscal year was converted into common shares. During fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan, and $250,000 through short term loans. During the fiscal quarter ended September 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes (Note 5 (a)) and short-term loan (Note 5 (a)).

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

Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain levels of adverse impact; to the date of the issuance of these condensed consolidated financial statements, the Company continues to assess the respective impact on its business, results of operations, financial position and cash flows, and will adjust its financial records, as required, when reliable estimates become available.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2021 and 2020.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 1, 2023.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company’s condensed consolidated financial statements and related disclosures.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2021 $	As at March 31, 2021 $
Accounts payable	1,429,254	1,041,385
Accrued liabilities	1,487,718	1,478,739
Accounts payable and accrued liabilities	2,916,973	2,520,124

Accounts payable as at December 31, 2021 included $1,127 current account with a shareholder and executive (March 31, 2021: $182,995 due to shareholder and executive) of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

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

During the three months ended December 31, 2021, the Company repaid its remaining promissory note and short term loan outstanding as well as relevant accrued interest, as part of the term loan transaction (Note 6).

As at December 31, 2021, the Company had promissory note outstanding of Nil (March 31, 2021 – $600,577).

As at December 31, 2021, the Company also had short term loan of Nil (March 31, 2021 – $1,059,643) outstanding.

General and administrative expenses included financing charges and interest expense on the above notes of $41,479 and $267,959 for the three and nine months ended December 31, 2021 (December 31, 2020, $109,699 and 39,667) respectively.

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

Prior to January 8, 2021 (final closing date), the Company determined that the conversion and redemption features, investor warrants and placement agent warrants contained in those Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion and redemption features, as well as investor warrants and placement agent warrants. The initial fair value of the derivative liabilities generated as a result of issuing the Series A Notes was $6,932,194 (Note 8).

Subsequently, the exercise price of all warrants was concluded and locked to $1.06 as of January 8, 2021. Since the exercise price was no longer a variable, the Company concluded that the noteholder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of January 8, 2021 and then transferred to equity (collectively, “End of warrants derivative treatment”) (Note 8 and Note 9).

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

At December 31, 2021, the Company recorded $88,044 of interest accruals for the Series A Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the year ended March 31, 2021, $739,000 (face value) of Series A Notes together with their respective unpaid interest were converted into 751,487 common shares, out of which 18,402 common shares were issued subsequent to year end.

During the three months ended June 30, 2021, $1,157,500 (face value) of Series A Notes together with their respective unpaid interests were converted into 528,878 common shares, out of which 345,676 common shares were issued subsequent to June 30, 2021 (Note 9 c).

During the three months ended September 30, 2021, $8,679,000 (face value) of Series A Notes together with their respective unpaid interests were converted into 3,085,399 common shares, out of which 908,197 were common shares that would be issued subsequent to September 30, 2021 (Note 9 c).

There was no conversion of Series A Notes during the three months ended December 31, 2021.

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

Net proceeds to the Company from convertible note issuances to March 31, 2021 amounted to $1,240,000 after the original issuance discount as well as payment of the financing related fees. The Company determined that the conversion and redemption features contained in the Series B Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liability associated with the embedded conversion and redemption features. The initial fair value of the derivative liabilities generated as a result of issuing the Series B Notes was $497,042 (Note 8).

The Company recognized debt issuance costs in the amount of $10,000 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series B Notes. The Company recognized initial debt discount in the amount of $1,312,500 and accreted the interest over the remaining lives of those notes.

At December 31, 2021, the Company recorded $53,723 of interest accruals for the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the three months ended December 31, 2021, $472,500 (face value) of Series B Notes were converted into 207,516 common shares (Note 9 c).

Total
$
Year ended March 31, 2021
Face value of convertible notes issued	12,588,000
Debt discount	(9,400,503)
Debt issuance cost	(2,311,854)
Day 1 value of convertible notes issued	875,643

Accretion of debt discount	1,802,807
Amortization of debt issuance cost	678,348
Total accretion and amortization expenses	2,481,155

Conversion to common shares (Note 9)	(739,000)

Balance at March 31, 2021	2,617,798

Three months ended June 30, 2021
Accretion of debt discount	1,833,967
Amortization of debt issuance cost	501,200
Total accretion and amortization expenses	2,335,167

Conversion to common shares (Note 9)	(1,157,500)

Balance at June 30, 2021	3,795,465

Three months ended September 30, 2021

Accretion of debt discount	4,627,415
Amortization of debt issuance cost	537,304
Total accretion and amortization expenses	5,164,719

Conversion to common shares (Note 9)	(8,679,000)

Balance at September 30, 2021	281,184

Three months ended December 31, 2021
Accretion of debt discount	782,726
Amortization of debt issuance cost	546,604
Total accretion and amortization expenses	1,329,330

Conversion to common shares (Note 9)	(472,500)

Balance at December 31, 2021	1,138,014

General and administrative expenses include interest expense on the above debt instruments of $36,312 and $515,810 for the three and nine months ended December 31, 2021 (December 31, 2020: $76,282, $160,958), respectively.

6. TERM LOAN

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’), wherein the Company has borrowed $12,000,000, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% (subject to adjustment as set forth in the Credit Agreement). Interest payments are due on each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000.

The Company and Lender also entered into a Guarantee and Collateral Agreement (“Collateral Agreement”) wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets. The Company and Lender also entered into an Intellectual Property Security Agreement dated December 21, 2021 (the “IP Security Agreement”) wherein the Credit Agreement is also secured by the Company’s right title and interest in the Company’s Intellectual Property.

In connection with the Credit Agreement, the Company issued 57,536 warrants to the lender, which was fair-valued at $198,713 (Note 9). The warrants are accounted as a deduction from liability as well as a credit into additional paid-in capital, and amortized using the effective interest method.

As part of the loan transaction, the Company paid legal and professional costs directly in connection to the debt financing in the amount of $50,000 in cash.

Total costs directly in connection to the debt financing in the amount of $193,437 (professional fee $48,484; lender’s origination fee, due diligence fee, and other expenses in the amount of $144,953) was deduced from the gross proceeds in the amount of $12,000,000.

The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests (Note 5(a)) by using the proceeds from the loan.

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149 .. And such costs were accounted as debt discount, and amortized using the effective interest method. For three months ended December 31, 2021, the amortization of debt discount expense was in the amount of $5,212 and included in the accretion and amortization expenses.

Total interest expense on the term loan for the 3 months ended December 31, 2021 was $38,333.

7. FEDERALLY GUARANTEED LOANS

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

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547. The loan forgiveness was granted by the SBA in May 2021. As at December 31, 2021, the balance of outstanding PPP loan is NIL (March 31, 2021: NIL).

8. DERIVATIVE LIABILITIES

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

During the three months ended September 30, 2021, an additional 100 Series A preferred shares were issued for cash proceeds of $100,000 (Note 9 c).

During the three months ended December 31, 2021, the Company redeemed $230,000 preferred shares through cash. In addition, the Company converted $715,000 preferred shares into common shares. A gain upon preferred shares redemption in the amount of $39,427 was recorded in other expenses.

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value.

Total $
Derivative liabilities as at March 31, 2020	1,144,733
Derivative fair value at issuance during fiscal 2021	41,749
Change in fair value of derivatives	(776,440)
Derivative liabilities as at March 31, 2021	410,042
Change in fair value of derivatives during the period	(203,525)
Derivative liabilities as at June 30, 2021	206,517
Derivative fair value at issuance during three months ended September 30, 2021	17,084
Change in fair value of derivatives during the period	(101,773)
Derivative liabilities as at September 30, 2021	121,828
Reduction due to preferred shares redeemed / converted	(479,791)
Change in fair value of derivatives during the period	644,774
Derivative liabilities as at December 31, 2021	286,811

The lattice methodology was used to value the derivative components, using the following assumptions for the three months ended December 31, 2021:

Assumptions
Dividend yield	12%
Risk-free rate for term	0.40% - 0.77%
Volatility	116.4% - 101.3%
Remaining terms (Years)	2.33 to 4.00
Stock price ($ per share)	$2.91 to $4.33

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

Total
$
For the year ended March 31, 2021
Derivative fair value at issuance
Series A notes (Note 5(b))	6,932,194
Series B notes (Note 5(b))	497,042
7,429,236

Fair value change upon end of warrants derivative treatment (Note 5(b))	(82,444)
Carrying amount of warrants liability transferred into equity upon end of warrants derivative treatment (Note 5(b))	(3,937,664)

Conversion to common shares (Note 5(b))	(225,284)

Change in fair value of derivative liabilities	450,012

Balance at March 31, 2021	3,633,856

For the three months ended June 30, 2021
Conversion to common shares (Note 5(b))	(403,108)

Change in fair value of derivative liabilities	502,508

Balance at June 30, 2021	3,733,256

For the three months ended September 30, 2021
Conversion to common shares (Note 5(b))	(2,744,711)

Change in fair value of derivative liabilities	(295,801)

Balance at September 30, 2021	692,744

For the three months ended December 31, 2021
Conversion to common shares (Note 5(b))	(250,738)

Change in fair value of derivative liabilities	129,999

Balance at December 31, 2021	572,005

The monte-carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions for the three months ended December 31, 2021:

Conversion and redemption features
Risk-free rate for term (%)	0.29 – 0.39
Volatility (%)	78.0 – 83.3
Remaining terms (Years)	0.02 – 0.29
Stock price ($ per share)	3.98 – 4.53

9. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a) Authorized stock

As at December 31, 2021, the Company is authorized to issue 125,000,000 (March 31, 2021 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2021 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2021 – 20,000) are designated shares of Series A preferred stock ($0.001 par value).

At December 31, 2021, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totalled 49,656,860 (March 31, 2021 – 39,014,942); these were comprised of 48,190,142 (March 31, 2021 – 36,124,964) shares of common stock and 1,466,718 (March 31, 2021 – 2,889,978) exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding, held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement. The Company has also issued a Series A preferred stock, $0.001 par value; 20,000 shares have been designated as authorized (as at December 31 and March 31, 2021); 7,201 Series A preferred shares were issued and outstanding as at December 31, 2021 (March 31, 2021: 8,045).

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

Share issuances during the nine months ended December 31, 2021

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

During the three months ended September 30, 2021, the Company issued 279,197 (cash exercise – 194,017; cashless exercise – 85,180) common shares in connection with warrant exercises, for a cash exercise proceeds of $308,564. In addition, the Company issued 633,412 common shares in connection with shares that were to be issued at previous quarter end.

During the three months ended September 30, 2021, an additional 100 Series A preferred shares were issued for cash proceeds of $100,000 (Note 8). The fair value of the derivative at issuance date, in the amount of $17,804, was recognized with a corresponding debit in stockholder’s equity.

During the three months ended December 31, 2021, the Company issued 207,516 common shares in connection with conversion of convertible notes (Note 5(b)). The total value of debts settled was $723,238 (Note 5(b)), which consisted of face value of $472,500 and carrying amount of the conversion and redemption feature derived from notes in the amount of $250,738. The fair value of the shares issued was determined based on the market price upon conversion and was in the amount of $875,313. The difference, between the amounts of notes settled and the fair value of common shares issued, which represents a loss on conversion, was in the amount of $152,075 and was recorded as other expenses in the condensed consolidated statement of operations.

During the three months ended December 31, 2021, the Company also issued 37,820 additional common shares to convertible note holders with respect to an adjustment of the conversion price on previously converted notes. Fair value of such shares was $153,171 and was recorded as other expenses in the condensed consolidated statement of operations.

During the three months ended December 31, 2021, the Company issued 50,000 common shares for services received, with a fair value of $142,500.

During the three months ended December 31, 2021, the Company issued 361,190 common shares for cash less warrant exercises, and 42,500 common shares for warrant exercises with cash proceeds of $26,650.

d) Shares to be issued

During the three months ended December 31, 2021, the Company issued 81,522 of previously to be issued shares, in connection with its contractual obligations to issue shares for services received. As of December 31, 2021, 932,781 shares to be issued from previous periods remained outstanding. In addition, the Company recognized additional 11,792 shares to be issued for warrant exercise request received, as well as 288,756 shares to be issued in connection with preferred share conversion requests received, but not processed as of quarter end.

e) Warrant issuances and exercises

During the year ended March 31, 2021, 97,500 warrants were exercised (2020 – nil) pursuant to receipt of exercise proceeds of $67,941. (Note 5(a))

During the year ended March 31, 2021, the Company issued 449,583 warrants as compensation for advisor and consultant services which were fair valued. The vested portion of $275,801 related to these warrants were recognized in general and administrative expenses, with a corresponding credit to additional paid in capital. As of December 31, 2020, the Company extended the expiry dates of 788,806 warrants previously issued to an executive of the Company, in order to extend their term from 3 to 10 years in accord with the same term extension made to the options of all other Company employees in fiscal 2020. As part of this revision in terms, 288,806 of these same warrants, previously issued and expensed, were repriced to reflect current market conditions; the resulting increase in the fair value of these warrants of $464,971 was expensed to general and administrative expenses. In addition, the Company issued 1,065,857 warrants to brokers, and 5,631,132 warrants to convertible note holders, in connection with the convertible note issuance (Note 5(b)). The warrants’ fair value has been estimated using a monte-carlo model (Note 9), which were initially recorded as derivative liabilities, then recorded as equity upon the end of derivative treatment of such warrants (Note 5(b) and Note 8).

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

During the three months ended September 30, 2021, the Company issued 373,404 share purchase warrants to underwriter and accounted for this transaction under additional paid-in capital along with the uplisting transaction. The fair value of those warrants, in the amount of $900,371, was determined by using Black Scholes model, based on the following key inputs and assumptions: expiry date August 26, 2026, exercise price $3.75, rate of returns 0.77%, and volatility 111.9%.

During the three months ended December 31, 2021, as a result of cashless exercise of warrants that were previously issued on convertible notes, 361,190 common shares were issued to placement agents in settlement of placement agent warrants. In addition, 42,500 of warrants previously issued to external consultants were exercised for cash proceeds of $26,650, which was recognized as a credit to common stock and additional paid in capital in amount of $40 and $26,608 respectively. 11,792 of warrants previously issued to convertible note holders were exercised for cash proceeds of $12,500, which was recognized as shares to be issued.

During the three months ended December 31, 2021, the Company issued 50,000 warrants to an executive of the Company. The warrants were fair valued at $173,050 and their respective value recognized in general and administrative expenses, with a corresponding credit to additional paid-in capital. The warrant fair value was determined by using the Black Scholes model, based on the following key inputs and assumptions: expiry date December 31, 2031, exercise price $2.4, rate of return of Nil, and volatility 121.5%.

During the three months ended December 31, 2021, the Company issued 57,536 share purchase warrants to lenders in connection with the term loan. The fair value of those warrants, in the amount of $198,713, was determined by using the Black Scholes model, based on the following key inputs and assumptions: expiry date December 21, 2028, exercise price $6.26, rate of return 1.40%, and volatility 121.71%.

Warrant issuances, exercises and expirations or cancellations during the three months ended December 31, 2021 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2020	321,314	2,049,837	2,734,530	1,163,722	6,269,403

Less: Expired/cancelled	(128,676)	(271,365)	(911,510)	(1,163,722)	(2,475,273)
Less: Exercised		(97,500)			(97,500)
Add: Issued	1,065,857	449,583	5,631,132	-	7,146,572
As at March 31, 2021	1,258,495	2,130,555	7,454,152	-	10,843,202

Less: Expired/cancelled	-	(93,750)	-	-	(93,750)
Less: Exercised	-	-	(137,972)	-	(137,972)
Add: Issued	-	60,000	-	-	60,000
As at June 30, 2021	1,258,495	2,096,805	7,316,180	-	10,671,480

Less: Expired/cancelled	-	(229,583)	-	-	(229,583)
Less: Exercised	(153,560)	-	(193,097)	-	(346,657)
Add: Issued	373,404	65,000	-	-	438,404
As at September 30, 2021	1,478,339	1,932,222	7,123,083	-	10,533,644

Less: Expired/cancelled	(109,504)	(60,000)	-	-	(169,504)
Less: Exercised	(482,280)	(42,500)	(11,792)	-	(536,572)
Add: Issued	57,536	50,000	-	-	-
As at December 31, 2021	917,541	1,879,722	7,111,291	-	9,908,554

Exercise Price	1.06 to 6.26	0.48 to 3.50	1.06 to 2.00
Expiration Date	July 2022 to January 2031	January 2022 to December 2031	May 2022 to February 2024

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

During the three months ended December 31, 2021, the Company granted 35,798 of options with a weighted average remaining contractual life of 10 years, and a fair value of $123,605. The Company recorded stock-based compensation of $100,651 in connection with ESOP 2016 Plan (December 30, 2020 - $13,871), under general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities of the Company to December 31, 2021:

	Number of options	Weighted Average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069
Granted	2,610,647	1.0072
Exercised	-	-
Outstanding as of March 31, 2021	7,004,256	2.3268
Granted	170,532	1.7931
Exercised	-	-
Outstanding as of June 30, 2021	7,174,788	2.3141
Granted	174,426	2.5579
Exercised	-	-
Outstanding as of September 30, 2021	7,349,214	2.3199

Granted	35,798	3.9800
Exercised	-	-
Expired	21,167	1.2432
Forfeited	107,900	1.3295
Outstanding as of December 31, 2021	7,255,945	2.3459

The fair value of each option granted is estimated at the time of grant using the Black Scholes model using the following assumptions, for each of the respective fiscal year:

	2022	2021	2020	2019
Exercise price ($)	0.74 – 3.98	0.74-2.89	1.40-2.00	1.40-2.00
Risk free interest rate (%)	0.30 – 1.72	0.18 – 1.72	0.52-2.81	2.27-2.81
Expected term (Years)	2.0 – 10.0	2.0 – 10.0	2.0-3.0	2.0-3.0
Expected volatility (%)	106.6 – 129.9	106.8 – 129.9	97.8-141.1	97.8-141.1
Expected dividend yield (%)	0.00	0.00	0.00	0.00
Fair value of option ($)	0.59 – 3.52	0.72 - 1.72	0.76	0.588
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00	0.00

10. LEASE

The Company has one operating lease primarily for office and administration.

As of December 1, 2021, the Company entered into a new lease agreement. The discount rate applied was 12% that represented the Company’s incremental borrowing rate.

$
Operating lease right-of-use asset - initial recognition	1,394,197
Amortization	(23,237)
Balance at December 31, 2021	1,370,960

Operating lease obligation - initial recognition	1,394,197
Repayment and interest accretion	(15,738)
Balance at December 31, 2021	1,378,459

Current portion of operating lease obligation	201,852
Noncurrent portion of operating lease obligation	1,176,606

The operating lease expense was $119,465 and $255,020 for the three and nine months ended December 31, 2021, and was included in the general and administrative expenses.

11. CONTINGENCIES

There are no unrecognized claims against the Company that were assessed as significant, which were outstanding as at December 31, 2021 and, consequently, no additional provision for such has been recognized in the consolidated financial statements during the three and nine months then ended.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 14, 2022, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

During the period from January 1 to February 14, 2022, the Company issued 138,500 shares of common stock to as equity-based compensation to an advisor and 248,490 shares of common stock in connection with warrant exercises for cash proceeds of $354,980. In addition, the company issued 1,233,190 out of the total to be issued shares obligation it had as of December 31, 2021.

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

The fiscal year ended March 31, 2021 marked the trailing 24-month period of full market release of the Bioflux MCT device for commercialization, originally launched in limited market release in April 2018, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we have launched sales in 26 U.S. states by December 31, 2021.

On January 24, 2022 the Company announced that it has received the 510(k) FDA clearance of its Biotres patch solution, which is a novel product in the field of Holter monitoring. This three-lead technology is can provide connected Holter monitoring that is designed to produce more accurate arrythmia detection than is typical of competing remote patient monitoring solutions. It is also foundational, since already developed improvements to this technology will follow which are not known by the Company to be currently available in the market, for clinical and consumer patch solution applications.

During 2021, the Company also announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows and reduce estimated analysis time from 5 minutes to 30 seconds. ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency. This improvement in analysis time reduces operational costs and allows the company to continue to focus on excellent customer service and industry-leading response times to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales to help drive greater revenue.

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

During 2021 and the early part of 2022, the Company has also commercially launched its Bioheart technology, which is a consumer technology whose development was forged out of prior the development of the clinical technologies that are already part of the Company’s technology ecosystem, the BioSphere. This technology and other consumer technologies and applications such as the Biokit and Biocare have been developed to allow the Company to transform and use its strong cardiac footprint to expand into remote chronic care management solutions that will be part of the BioSphere.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the nine months ended December 31, 2021, the Company has continued to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2021.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 1, 2023.

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

Results of Operations

The Company earned revenues of $5.5 million for the nine months ended December 31, 2021 compared to $2.2 million in the corresponding prior year period – a 150% increase.

During the three months ended December 31, 2021, the Company earned combined device sales and technology fee income totalling $1.93 million. This represents a 93% increase from the corresponding quarter of fiscal 2021, an increase of approximately $0.93 million over the revenue earned in that quarter. Revenues for the latest reporting period, which were 7% higher than the respective revenues of the immediately preceding quarter, reflected the continued impact of COVID on customer clinic operations and closures across the US. The Omicron variant afflicted many of the US states that the Company operates in during the quarter, creating continued business turbulence and clinic closures that caused patients to delay their cardiac medical appointments. It also impeded the ability of company sales professionals from engaging in in-person sales meetings with their customers. These closures were compounded by the seasonally low Christmas vacation. This was a continuation of the turbulence encountered due to COVID in the prior quarter, which was exacerbated by hurricanes that affected the southern US. Management anticipates that the lower-than-expected sales growth and the technology services foregone during this period will result in a pent-up demand for cardiac services in the next quarter – a trend experienced during past periods of clinic closures. This expectation is reflected in management’s decision to acquire additional professional sales talent and grow its sales force by more than 33% during the intervening months. Management expects the slower growth trend to be transient and anticipates continuous improvement in the growth trajectory of the Company’s revenues.

During the three months ended December 31, 2021, Biotricity incurred a net loss of $7.3 million and a comprehensive loss of approximately $7.4 million, compared to $4.1 million and $3.8 million in the comparative periods of fiscal 2021. This resulted in a net loss per common share of $0.149 and $0.554 per share for the three and nine months ended December 31, 2021, respectively (2020: $0.111, $0.288).

For the three and nine months ended December 31, 2021, Biotricity’s net loss included one-time expenses related to accretion and other expenses related to convertible note conversions, as well as one-time fair value adjustments on derivative liabilities. Total impact of such one-time expenses was $1.3 million and $6.3 million, respectively, for the three and nine months ended December 31, 2021. In addition, during the nine months ended December 31, 2021, Biotricity incurred $0.95 million one-time investor relation and professional fee expenses in pursuit of its listing on a national exchange. Removing the impact of these one-time, non-operating expenses, would have resulted in a normalized net loss of $6.0 million and a normalized comprehensive loss of $6.0 million for the three months ended December 31, 2021, as well as a normalized net loss of $17.0 million and a normalized comprehensive loss of $17.0 million for the nine months ended December 31, 2021. The normalized loss per common share would have been $0.122 and $0.389 for the three and nine months ended December 31, 2021.

During the three months ended December 31, 2021, the Company experienced a gross margin of 43%. This is a lower percentage from the respective nine-month percentage of 57% as a result of sales mix for the latter three month period, where the company focused on selling devices that are later expected to produce higher margin technology fee revenues, Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees, will become lower as a percentage of revenues as business sales volumes expand.

Three and Nine Months Ended December 31, 2021 and 2020

Operating Revenues and Expenses

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 2021 were $5.6 million and $16.0 million compared to $4.0 million and $10.7 million, respectively, for the corresponding periods of the prior year, as further described below.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended December 31, 2021 was $4.7 million and $13.9 million, compared to $3.3 million and $9.2 million, respectively, for the corresponding prior year periods. The increase in general and administrative expenses was a result of investment made by the Company in building its professional sales force, offset by more efficient office and administrative spending activities.

Research and development expenses

During the three and nine months ended December 31, 2021 we incurred research and development expenses of $0.9 and $2.1 million, compared to $0.68 million and $1.5 million in the prior year. The increase in research and development activity is directly related to the development of new technologies for our ecosystem and our pursuit of FDA clearance of new products (including the Biotres), as well as the development of continuous product enhancements to our existing products.

Accretion and amortization expense related to convertible notes

During the three and nine months ended December 31, 2021, we incurred accretion and amortization expense related to debt financing of $1.3 million and $8.8 million, respectively, compared to $0.38 million and $0.72 million in the prior year. The increase compared to prior year’s comparative periods was a result of amortization of the debt discount related to Series A and Series B convertible notes that were closed during January 2021.

Change in fair value of derivative liabilities

During the three and nine months ended December 31, 2021, the Company recognized a loss of $0.77 million, and loss of $0.68 million, respectively, related to the change in fair value of derivative liabilities related to preferred shares and convertible notes. The company recognized a gain of $0.35 million and loss of $0.78 million in corresponding prior year periods.

Translation Adjustment

Translation adjustment for the three and nine months ended December 31, 2021 was a loss of $20,064 and a loss of $1,841, respectively. The company recognized a gain of $0.37 million and gain of $0.19 million in corresponding prior year periods. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its first product. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at December 31, 2021, has an accumulated deficit of $87,055,411 (March 31, 2021 - $62,817,688). On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On December 31, 2021, the Company has a working capital surplus of $14,781,021 (March 31, 2021 – working capital deficiency of $6,168,700). Prior to listing on the Nasdaq Capital Market, The Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690 (face value $12,525,500). As of December 31, 2021, $11,048,000 face value of convertible notes issued during last fiscal year was converted into common shares. During fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan, and $250,000 through short term loans. During the fiscal quarter ended Sept 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes (Note 5 (a)) and short-term loan (Note 5 (a)).

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

The Company is in its strongest ever capital position as at December 31, 2021. We expect to require additional funds to further develop our business plan, including the continuous commercialization and expansion of the technologies that will form part of its BioSphere eco-system. Based on the current known facts and assumptions, we believe our existing cash and cash equivalents, along with anticipated near-term equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of this report. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the nine months ended December 31, 2021, we used cash in operating activities of $10.4 million compared to $7.5 million for the corresponding period of the prior year. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash from Financing Activities

Net cash provided by financing activities was $25.0 million for the nine months ended December 31, 2021 compared to $9.6 million for the nine months ended December 31, 2020.

Net Cash Used in Investing Activities

Net cash used by investing activities was $29,766 for the nine months ended December 31, 2021 (December 31, 2020: Nil).

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February 2022.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

