Form 10-K
period 2022-03-31
BIOTRICITY INC.
filed 2022-07-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022

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

(650) 832-1626
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	BTCY	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $114,849,788.

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 13, 2022, was 50,301,806 (not including 1,466,718 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2022

PART I

ITEM 1. BUSINESS

Summary

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a leading-edge medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. Our first focus is on the diagnostic mobile cardiac telemetry market, otherwise known as MCT.

We developed and received FDA clearance on our Bioflux® MCT technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 30, 2020 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. We have expanded our sales efforts to 27 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other IDTFs. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value of the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth.

Our principal executive office is located at 203 Redwood Shores Pkwy Suite 600, Redwood City, California, and our telephone number is (800) 590-4155.. Our website address is www.biotricity.com. The information on our website is not part of this Annual Report on Form 10-K.

History

Our company was incorporated on August 29, 2012 in the State of Nevada.

iMedical was incorporated on July 3, 2014 under the Canada Business Corporations Act. On February 2, 2016, we completed the acquisition of iMedical and moved the operations of iMedical into Biotricity Inc. through a reverse take-over (the “Acquisition Transaction”).

Description of Business

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

We developed our FDA-approved Bioflux® MCT technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2020 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. We have since expanded our sales efforts to over 300 centers (estimated as market penetration of more than 1,500 cardiologists) across 27 states, with intention to penetrate further and compete in the broader US market using an insourcing business model, before expending into international markets. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy. This, when combined with the value the Company’s solution in the diagnosis of cardiac arrhythmias, enhancement of patient outcomes, improved patient compliance, and the corresponding reduction of healthcare costs, is driving growth and increasing revenues.

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

The fiscal year ended March 31, 2021 marked the trailing 24-month period of full market release of the Bioflux MCT device for commercialization, originally launched in limited market release in April 2018, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we had launched sales in 27 U.S. states by March 31, 2022.

On January 24, 2022 the Company announced that it has received the 510(k) FDA clearance of its Biotres patch solution, which is a novel product in the field of Holter monitoring. This three-lead technology can provide connected Holter monitoring that is designed to produce more accurate recordings than is typical of competing 1 channel holter solutions. One of the key features, connectivity, enables faster data availability, reducing data access time from 2 weeks to 3 days. The Company officially launched sales of this product in April 2022.

During 2021, the Company also announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows. ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency. This improvement reduces operational costs and allows the company to continue to focus on excellent customer service to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales to help drive greater revenue.

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

During fiscal 2022, the Company also commercially launched its Bioheart technology, which is a consumer technology whose development was forged out of prior the development of the clinical technologies that are already part of the Company’s technology ecosystem.. This technology and other consumer technologies and applications such as the Biokit and Biocare have been developed to allow the Company to transform and use its strong cardiac footprint to expand into remote chronic care management market that will be part of the Biotricity ecoysytem.

In August 2021, the Company’s common stock was listed on the Nasdaq Capital Market. In June 2022, the Company announced that it was joining the Russell Microcap® Index.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the twelve months ended March 31, 2022, the Company has continued to develop its telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it is also intended to serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse.

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

The event monitoring market is divided into the Holter/Extended Holter, Event Loop and Mobile Cardiac Telemetry (MCT) product segments, of which Holter, and its variant Extended Holter, and Event Loop are the current market leaders. Among event monitoring systems, we believe that the preferred choice of physicians and cardiologists is MCT, because of its ability to continuously monitor patients in real-time, thereby reducing a patient’s risk and a physician’s liability. MCT devices have built-in arrhythmia detectors and real-time communication, which allow physicians to prescribe the device for a longer period of time; thereby enabling prolonged data collection and delivering a more complete picture for diagnosis.

Typical Holter/Extended Holter and Event Loop solutions lack the ability to alert the patient in the event of an emergency. Holter is used a short term solution, up to 3 days, whereas Event Loop is used for up to 30 days. Extended Holter, the long term variant of Event Loop can be used for up 21 days. It is the most recent of the cardiac monitoring options and was created for longer term holter recordings. Since Event Loop is also long term, reimbursement for Extended Holter and Event Loop are converging. Reimbursement for these are much lower compared to MCT due to the nature of the solution, recording vs monitoring. With Holter and Event Loop monitoring, ECG data is not uploaded or transmitted in real-time. Comparatively, if the patient were monitored through an MCT device with real-time ECG data transfer and cellular network access, then in the event of cardiac distress, the monitoring center would immediately send communication to the patient’s physician.

In order to properly administer the MCT test, a healthcare provider must have access to three essential components:

1.	The MCT device;

2.	An ECG reporting software that is capable of reading the data recorded from the device; and

3.	A monitoring center that collects the ECG data and responds to the patient in case of an alarm detection.

Since MCT requires an FDA-cleared device (meaning for our purposes that it can be used to review medical ECG data from ECG devices), FDA-cleared ECG reporting software, and remote monitoring capabilities, regulatory and development hurdles have resulted in relatively few companies being able to successfully develop an all-encompassing solution. We believe that there are currently only 5 MCT solutions within the market. Some of these solutions are sold to the market through solutions providers that have not developed and do not manufacture their own device.

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

The Bioflux MCT solution and business model attempts to address these complications with its complete, turn-key solution, which consists of all three essential components: an easy-to-wear GSM-enabled cardiac monitoring device, ECG reporting software, and facilitation of physician-based monitoring that may utilize outsourced data screening. Bioflux employs an insourced business model, whereby our Bioflux device is sold to physicians; they own the device, and then use our back-office technology to monitor their patient and supervise the cardiac study as they perform and read their patient’s ECG; we earn technology service fees as physicians use our back office software solution. Our revenue model relies on increased market penetration through the sale of devices and the use of our back office software to service the needs of the physician. The physician, in turn, earns reimbursement as the practitioner who supervises and provides the cardiac study, obtains diagnostic data and makes treatment decisions.

Our Bioflux MCT solution is comprised of a separate monitoring device and an ECG reporting software component. Our Bioflux solution provides:

●	a revenue model for physicians that fits within the established insurance billing practices, with recurring reimbursements to doctors, hospitals and IDTFs, since the device can be washed and used multiple times on multiple patients requiring an MCT study;

●	built-in cellular connectivity, enabling immediate alert to user in the event of an emergency;

●	technology that is future-ready, in that its form and function enables opportunities to develop and use technologies adjacent to the MCT market.

Following Bioflux, the Company developed several breakthrough technologies in 2021, including:

●	Biotres, a unique ECG Holter solution that addresses the limitations of existing solutions in the Holter market, with built-in connectivity, ability to recharge, and 3 channels (instead of 1).
●	Bioheart, a unique personal cardiac monitoring solution for consumers that addresses the limitations of existing solutions, designed with built-in connectivity, ability to recharge, and 3 channels.

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

Bionatal is a proposed product for monitoring fetus’ health by remote cardiac telemetry. In the US, there were approximately 24,073 fetal deaths at 20 or more weeks gestation in 20123. The rise of older mothers and mothers with chronic conditions have driven high-risk pregnancies to a new high; high-risk complications now occur in 6 to 8 percent of all pregnancies4.

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

The key leading technologies in the Holter market are patch devices that take the form of a large band-aid and can be mailed back or returned to the physician for data retrieval. They lack connectivity, have only one channel of data, and cannot be charged but are convenient for low-risk patients. Responding to our customer needs, the Company has developed a new technology that is applicable to this space which will continue to adhere to the Company’s revenue model of deriving income from technology fees. This product is known as the Biotres and it addresses the shortcomings of existing solutions by adding connectivity, the ability to charge, and improved data through 3 channels, while maintaining patient convenience. The Biotres received FDA clearance in January 2022. The Company has commercialized and commenced selling of this product to its clinical customer base in April 2022.

The Company has also developed the Bioheart device, which is designed to be a personal Holter for consumers. This and other new technology that the Company is developing is applicable to the market segments that the Company intends to serve and will continue to adhere to the Company’s revenue model of deriving income from technology fees.

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

Other Competition

As we commercialize our other products, such as Biotres, Bioheart, and Biocare, we will have additional competitors. We have listed some of the key names for each space and will expand this as we fully commercialize:

Biotres:

●	iRhythm Technologies: iRhythm is the leader in holter patch technology with the largest footprint. They are primarily hospital focused and operate as an IDTF, much like our MCT competitors. Their core product is the Zio patch, which is a 1 channel holter with no connectivity and is not rechargeable

●	BardyDx (Recently Acquired by Hilrom): BardyDx is the second largest player in the holter space. They operate as an IDTF as well. Their core product is a 1 channel patch with no connectivity with a removable chip for data uploads.

●	VitalConnect: is a small player in the holter space. They have a disposable patch monitor that can be used for a limited time, making it unusable for long term studies. They operate as an IDTF.

Bioheart:

●	Alivecor is a direct to consumer cardiac monitoring company. They are the biggest brand in consumer cardiac care and have a simple to use handheld cardiac device. They operate as a service provider, providing cardiac insights direct to individuals.

Biocare:

●	Optimize Health: Optimize health is a chronic care and RPM platform for a variety of chronic conditions. Thought it is platform with no focus on cardiac specifically, it provides a complete platform for clinics and hospitals to utilize and build out a chronic disease management program.

●	HelloHeart: Hello Heart is a disease management program focused on hypertension. It is one of the few disease management programs that is focused on a heart related chronic disease

In the digital health space, we have noticed that we have competitors for different products but not a single competitor that has the entire product portfolio that we have. This adds a layer of differentiation and competitive advantage as customer can deal with one vendor as opposed to multiple vendors that they have to integrate.

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

We incurred research and development costs of $2.8 million for the fiscal year ended March 31, 2022 and $2.1 million for the fiscal year ended March 31, 2021.

Government Regulation

General

Our medical device products are subject to regulation by the U.S. Food and Drug Administration and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

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

If required, clinical trials involve use of the medical device on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (GCPs), including the requirement that all research subjects provide informed consent for their participation in the clinical study. A written protocol with predefined end points, an appropriate sample size and pre-determined patient inclusion and exclusion criteria, is required before initiating and conducting a clinical trial. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational Device Exemption, or IDE, regulations that among other things, govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but it must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

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

Manufacturing and Suppliers

Until recently, we have focused primarily on research and development of the first generation version of the Bioflux. We have now completed the development of Biotres and of Bioheart and their proposed marketing and distribution, but are not yet at a stage to commence volume production of either. We currently assemble our devices at our Redwood City, California facility. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages.

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

We plan to hire more than 20 additional full-time employees within the next 12 months, as needed to support continued growth in our business. Their principal responsibilities will be the support of our sales, marketing, research and development, and clinical development activities.

We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. The World Health Organization declared the COVID-19 outbreak a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and any further spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. The future extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

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

We have not been profitable, and cannot definitely predict when we will achieve profitability, if ever. We have experienced net losses historically. We do not anticipate generating significant revenues until we successfully continue to develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of new products. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2022, we had an accumulated deficit of $93,037,142.

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

We have entered into a Credit Agreement pursuant to which we have granted the lender a security interest in all of our assets including our intellectual property and if we default on our obligations in the Credit Agreement the lender could foreclose on our assets.

On December 21, 2021, we entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’), wherein the Company has borrowed $12,000,000, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% (subject to adjustment as set forth in the Credit Agreement). Interest payments are due on each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company paid an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000.

The Company and Lender also entered into a Guarantee and Collateral Agreement wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets. The Company and Lender also entered into an Intellectual Property Security Agreement dated December 21, 2021 wherein the Credit Agreement is also secured by the Company’s right title and interest in the Company’s Intellectual Property.

If we default on our obligations to the lender, the lender could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

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

Unsuccessful clinical or other trials or procedures relating to products under development could have a material adverse effect on our prospects.

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

Risks Related to Our Securities and Other Risks

If we fail to comply with the continuing listing standards of the Nasdaq, our common stock could be delisted from the exchange.

If we were unable to meet the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”), our common stock could be delisted from the Nasdaq. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, being delisted from Nasdaq could have an adverse effect on our ability to raise capital in the public or private equity markets.

There is a limited existing market for our common stock and we do not know if a more liquid market for our common stock will develop to provide you with adequate liquidity.

Until August 25, 2021, our common stock was quoted on the OTCQB. As of August 26,, 2021, our common stock began trading on the Nasdq Capital Market. We cannot assure you that a more active trading market for our common stock will develop or if it does develop, that it will be maintained. You may not be able to sell your securities quickly or at the market price if trading in our securities is not active. In the absence of an active public trading market:

●	you may not be able to resell your securities at or above the public offering price;
●	the market price of our common stock may experience more price volatility; and
●	there may be less efficiency in carrying out your purchase and sale orders.

The market price of our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	Our ability to successfully bring any of our proposed or planned products to market;

●	Actual or anticipated fluctuations in our quarterly or annual operating results;

●	Changes in financial or operational estimates or projections;

●	Conditions in markets generally;

●	Changes in the economic performance or market valuations of companies similar to ours;

●	Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Our intellectual property position; and

●	General economic or political conditions in the United States or elsewhere.

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

We have 50,301,806 outstanding shares as of July 13, 2022, of which 28,460,275 are unrestricted shares  of common stock, such that a large number of shares of our common stock could be made available for sale in the public market, which could harm the market price of the stock.

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq, our chief executive officer and a member of our board of directors, beneficially owns approximately 15.25% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The Company’s certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. For example, our Certificate of Incorporation permits the Board of Directors without stockholder approval to issue up to 10,000,000 shares of preferred stock (20,000 of these shares have been designated as Series A Preferred, of which 7,200 are outstanding, and one special voting preferred share is designated and outstanding) and to fix the designation, power, preferences, and rights of the shares and preferred stock. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Our common stock could become subject to the SEC’s penny stock rules and accordingly, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

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

If our common stock became subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

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

Risks Related to Intellectual Property

We have no utility patent protection, and have only limited design patent protection and rely on unregistered copyright and trade secret protection, if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected.

Any failure to obtain or maintain sufficient intellectual property protection with respect to our current and planned products could have a material adverse effect on our business, financial condition, and results of operations.

We rely on trade secret protection to protect proprietary know-how that may not be patentable or that we elect not to patent, processes for which patents may be difficult to obtain or enforce, and any other elements of our products and services that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can also be difficult to protect. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secrets. Misappropriation or unauthorized disclosure of our trade secrets could significantly affect our competitive position and may have a material adverse effect on our business. Furthermore, trade secret protection does not prevent competitors from independently developing similar technology. To the extent we also rely on copyright protection, it, too, does not prevent competitors from independently developing similar technology.

Even if we were to obtain additional patent protection, such patents may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our products will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our intellectual property by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The Company has made and will continue to make decisions regarding what patents and trademarks and other intellectual property to pursue and maintain in is business judgment balanced against the cost of obtaining and maintaining that IP.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Third parties may attempt to commercialize competitive products or services in foreign countries where we do not have any patents or patent applications where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

We may become involved in intellectual property litigation either due to claims by others that we are infringing their intellectual property rights or due to our own assertions that others are infringing upon our intellectual property rights.

We have not done any investigation of and thus cannot provide assurance that our products or methods do not infringe the patents or other intellectual property rights of third parties.

If our business is successful, the possibility may increase that others will assert infringement claims against us.

Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to do one or more of the following:

●	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenue;
●	pay substantial damages for past use of the asserted intellectual property;
●	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all, and which could reduce profitability; and
●	redesign or rename, in the case of trademark claims, our products to avoid violating or infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.

Third-party claims of intellectual property infringement, misappropriation or other violation against may also prevent or delay the sale and marketing of our products.

We may also be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

If we fail in defending any such claims, it could have a material adverse effect on our business, financial condition, and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs to us and be a distraction to management.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. None identified.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement or dilution claims brought by owners of other trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 8,300 square feet at 203 Redwood Shores Parkway, Suite 600, Redwood City, California. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any material legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on NASDAQ under the symbol “BTCY” since August 26, 2021. Prior to that, our common stock was quoted on the OTCQB marketplace under the symbol “BTCY”. On March 31, 2022 the closing price of our common stock as reported on NASDAQ was $2.27 per share.

Shareholders of Record

As of July 13, 2022, an aggregate of 50,301,806 shares of the Company’s common stock were issued and outstanding and owned by approximately 199 named shareholders of record. As of July 13, 2022, 1,466,718 Exchangeable Shares were also issued and outstanding and held by approximately 11 holders of record. The numbers of record holders do not include beneficial owners holding shares through nominee names.

As of July 13, 2022 there is also one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee, and 8,045 Series A preferred shares issued and outstanding and owned by 6 shareholders .

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

Issuance of Securities

During the year ended March 31, 2022, the Company issued 4,696,083 common shares (net of 19,263 that were part of to be issued shares from prior year commitment), for conversion of convertible notes. The fair value of the shares issued was $15,678,454. In addition, the Company issued 1,104,725 common shares in connection with warrant exercises, and 451,688 common shares for services provided (net of 250,000 that were part of to be issued shares from prior year commitment). In addition, the Company issued 69,252 common shares for cash proceeds of $250,000, which were initially received as a promissory note, and paid through the issuance common shares within the same quarter. The Company also issued 5,382,331 common shares in connection with the equity financing that was concurrent with its listing on the Nasdaq Capital Market, for total net cash proceeds of $14,545,805.

During the year ended March 31, 2022, the Company also issued an aggregate of 1,423,260 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

During the year ended March 31, 2022, an additional 100 Series A preferred shares were issued for cash proceeds of $100,000. The Company issued 288,756 common shares as a result of preferred share conversions.

The securities referenced above were offered and sold pursuant to Section 4(a)(2) of the Securities Act.

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

The maximum aggregate number of shares of our common stock that may be issued under the equity incentive plan is 7,448,529, which, except as provided in the plan shall automatically increase on January 1 of each year for no more than 10 years, so the number of shares that may be issued is an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1. The equity incentive plan provides for the grant of, among other awards, (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) non-statutory options and restricted stock to our employees, directors or consultants.

Shown below is information as of March 31, 2022 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,409,715	$2.347	38,814

Equity compensation plans not approved by security holders (2)

Directors, Officers and Employees Stock Option Plan (3)

Warrants granted to Directors and Officers (4)	1,066,400	$1.187	-

Total	8,476,115		38,814

(1)	Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 2,499,998 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement at an exercise price of $2.20, as well as a further grant to Mr. Al-Siddiq of 1,300,000 options in January 2018 and 1,400,000 options in April 2020 which vest quarterly over four years and have an exercise price of $1.06 per share.

(2)	At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s existing equity compensation plan was exchanged for approximately 1.197 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 1.197 shares of common stock with a corresponding adjustment to the exercise price. Does not include options granted to Mr. Al-Siddiq discussed in (1) above.

(3)	On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, there were 137,500 outstanding options at an exercise price of $.0001 under this plan. These options represented the right to purchase 164,590 shares of the Company’s common stock using the ratio of 1.1969:1. All of these options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

(4)	This category relates to individuals who, at the time of grant, were not part of the Company’s 2016 Equity Incentive Plan.

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

The Company may also earn service-related revenue from contracts with other counterparties with which it consults. This contract work is separate and distinct from services provided to clinical customers, but may be with a reseller or other counterparties that are working to establish their operations in foreign jurisdictions or ancillary products or market segments in which the Company has expertise and may eventually conduct business.

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2022 and 2021:

	2022	2021
	$	$
Device sales	995,876	635,901
Technology fees	5,904,393	2,748,866
Service-related and other revenue	750,000	-
	7,650,269	3,384,767

Inventory

Inventory is stated at the lower of cost and market value, cost being determined on a weighted average cost basis. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

Significant accounting estimates and assumptions

The preparation of the consolidated financial statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The estimates and related assumptions are based on previous experiences and other factors considered reasonable under the circumstances, the results of which form the basis for making the assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Significant accounts that require estimates as the basis for determining the stated amounts include share-based compensation, impairment analysis and fair value of warrants, structured notes, convertible debt and conversion liabilities.

●	Fair value of stock options

The Company measures the cost of equity-settled transactions with employees by reference to the fair value of equity instruments at the date at which they are granted. Estimating fair value for share-based payments requires determining the most appropriate valuation model for a grant of such instruments, which is dependent on the terms and conditions of the grant. The estimate also requires determining the most appropriate inputs to the Black-Scholes option pricing model, including the expected life of the instrument, risk-free rate, volatility, and dividend yield.

●	Fair value of warrants

In determining the fair value of the warrant issued for services and issue pursuant to financing transactions, the Company used the Black-Scholes option pricing model with the following assumptions: volatility rate, risk-free rate, and the remaining expected life of the warrants that are classified under equity.

●	Fair value of derivative liabilities

In determining the fair values of the derivative liabilities from the conversion and redemption features, the Company used valuation models with the following assumptions: dividend yields, volatility, risk-free rate and the remaining expected life. Changes in those assumptions and inputs could in turn impact the fair value of the derivative liabilities and can have a material impact on the reported loss and comprehensive loss for the applicable reporting period.

●	Functional currency

Determining the appropriate functional currencies for entities in the Company requires analysis of various factors, including the currencies and country-specific factors that mainly influence labour, materials, and other operating expenses.

●	Useful life of property and equipment

The Company employs significant estimates to determine the estimated useful lives of property and equipment, considering industry trends such as technological advancements, past experience, expected use and review of asset useful lives. The Company makes estimates when determining depreciation methods, depreciation rates and asset useful lives, which requires considering industry trends and company-specific factors. The Company reviews depreciation methods, useful lives and residual values annually or when circumstances change and adjusts its depreciation methods and assumptions prospectively.

●	Provisions

Provisions are recognized when the Company has a present obligation, legal or constructive, as a result of a previous event, if it is probable that the Company will be required to settle the obligation and a reliable estimate can be made of the obligation. The amount recognized is the best estimate of the expenditure required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligations. Provisions are reviewed at the end of each reporting period and adjusted to reflect the current best estimate of the expected future cash flows.

●	Contingencies

Contingencies can be either possible assets or possible liabilities arising from past events, which, by their nature, will be resolved only when one or more uncertain future events occur or fail to occur. The assessment of the existence and potential impact of contingencies inherently involves the exercise of significant judgment and the use of estimates regarding the outcome of future events.

●	Inventory obsolescence

Inventories are stated at the lower of cost and market value. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. The Company estimates net realizable value as the amount at which inventories are expected to be sold, taking into consideration fluctuations in retail prices less estimated costs necessary to make the sale. Inventories are written down to net realizable value when the cost of inventories is estimated to be unrecoverable due to obsolescence, damage, or declining selling prices.

●	Income and other taxes

The calculation of current and deferred income taxes requires the Company to make estimates and assumptions and to exercise judgment regarding the carrying values of assets and liabilities which are subject to accounting estimates inherent in those balances, the interpretation of income tax legislation across various jurisdictions, expectations about future operating results, the timing of reversal of temporary differences and possible audits of income tax filings by the tax authorities. In addition, when the Company incurs losses for income tax purposes, it assesses the probability of taxable income being available in the future based on its budgeted forecasts. These forecasts are adjusted to take into account certain non-taxable income and expenses and specific rules on the use of unused credits and tax losses.

When the forecasts indicate that sufficient future taxable income will be available to deduct the temporary differences, a deferred tax asset is recognized for all deductible temporary differences. Changes or differences in underlying estimates or assumptions may result in changes to the current or deferred income tax balances on the consolidated statements of financial position, a charge or credit to income tax expense included as part of net income (loss) and may result in cash payments or receipts. Judgment includes consideration of the Company’s future cash requirements in its tax jurisdictions. All income, capital and commodity tax filings are subject to audits and reassessments. Changes in interpretations or judgments may result in a change in the Company’s income, capital, or commodity tax provisions in the future. The amount of such a change cannot be reasonably estimated.

●	Incremental borrowing rate for lease

The determination of the Company’s lease obligation and right-of-use asset depends on certain assumptions, which include the selection of the discount rate. The discount rate is set by reference to the Company’s incremental borrowing rate. Significant assumptions are required to be made when determining which borrowing rates to apply in this determination. Changes in the assumptions used may have a significant effect on the Company’s consolidated financial statements.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2022 and 2021.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follow:

Office equipment	5 years
Leasehold improvement	5 years

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

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

Preferred Shares Extinguishments

The Company accounted for preferred stock redemptions and conversions in accordance to ASU-260-10-S99. For preferred stock redemptions and conversion, the difference between the fair value of consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock is accounted as deemed dividend distribution and subtracted from net income.

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

Results of Operations

The fiscal year ended March 31, 2022 marked the trailing 24-month period of full market release of the Bioflux MCT device for commercialization, originally launched in limited market release in April 2018, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-regulated manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we have since launched sales in 27 U.S. states  by March 31, 2022. The Company earned combined device sales and technology fee income totaling $7.65 million during the year ended March 31, 2022, a 126% increase over $3.4 million earned in the preceding fiscal year. During the year ended March 31, 2022, Biotricity incurred a net loss of $30.2 million (loss per share of 66.5 cents), such that from its inception in 2009 to this date, the Company has generated an accumulated deficit of $93.0 million. We devoted, and expect to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

For the Fiscal Year Ended March 31, 2022 Compared to the Fiscal Year Ended March 31, 2021

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2022 were $22.6 million compared to $14.6 million for the fiscal year ended March 31, 2021, as further described below.

General and administrative expenses

Our general and administrative expenses for the fiscal year ended March 31, 2022 increased to $19.8 million compared to $12.6 million during the fiscal year ended March 31, 2021. The increase of $7.2 million was primarily due to the cost of expanding our sales force, product marketing and promotion incurred for our go-to-market efforts, as well as investor relation spending.

Research and development expenses

During the fiscal year ended March 31, 2022 we recorded research and development expenses of $2.7 million compared to $2.1 million incurred in the fiscal year ended March 31, 2021. The research and development activity related to existing and new products. In addition, the activity related to engineering of future product enhancements continuously increased during the year ended March 31, 2022.

Accretion and amortization expenses

During the fiscal year ended March 31, 2022 and March 31, 2021, we incurred accretion expense of $9.3 million and $2.5 million, respectively. The increase in accretion and amortization expenses corresponded to an increase in convertible note borrowing.

Change in fair value of derivative liabilities

During the year ended March 31, 2022 and March 31, 2021, the Company recognized $684 thousand in expenses, and $408 thousand in gains related to the change in fair value of derivative liabilities.

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization expenses (EBITDA) and Adjusted EBITDA, which are presented below, are non-generally accepted accounting principles (non-GAAP) measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability . EBITDA is calculated by adding back interest, taxes, depreciation and amortization expenses to net income.

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items that related to one-time, non-recurring expenditures .. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See notes in the table below for additional information regarding special items.

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Biotricity’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess business performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

EBITDA and Adjusted EBITDA
	12 months ended March 31, 2022	3 months ended March 31, 2022	12 months ended March 31, 2021	3 months ended March 31, 2021
	$	$	$	$
Net loss attributable to common stockholders	(30,219,454)	(5,981,731)	(16,453,324)	(5,784,356)
Add:
Provision for income taxes	-	-	-	-
Interest expense	1,289,112	380,288	692,547	281,429
Depreciation expense	2,308	1,488	-	-
EBITDA	(28,928,034)	(5,599,955)	(15,760,777)	(5,502,927)

Add (Less)
Accretion expense related to convertible note conversion (1)	4,485,143	-	333,934	333,934
Other (income) expense related to convertible note conversion (2)	1,155,642	-	103,735	103,735
Fair value change on derivative liabilities (3)	683,559	7,387	(408,872)	374,321
Uplisting transaction expense (4)	946,763	-	-	-

Adjusted EBITDA	(21,656,927)	(5,592,568)	(15,731,980)	(4,690,937)

Weighted average number of common shares outstanding	45,449,720	50,650,735	37,522,978	38,490,249

Adjusted Loss per Share, Basic and Diluted	(0.477)	(0.110)	(0.419)	(0.122)

(1) This relates to one-time recognition of accretion expenses relate to the remaining debt discount balances on notes that were converted.

(2) This relates to one-time recognition of expenses reflecting the difference between the book value of the convertible note and relevant unamortized discounts, and the fair value of shares that the notes were converted into.

(3) Fair value changes on derivative liabilities corresponds to changes in the underlying stock value and thus does not reflect our day to day operations

(4) These are one-time legal, professional and regulatory fees related to uplisting to Nasdaq during Q2 2022

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the fiscal year ended March 31, 2022 was $30.2 million compared to a net loss of $16.5 million during the fiscal year ended March 31, 2021.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2022 was a loss of $134 thousand compared to a gain of $223 thousand for the fiscal year ended March 31, 2021. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its first products and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. As a result of its early-revenue-stage operations, the Company has incurred recurring losses from operations, and as at March 31, 2022, has an accumulated deficit of $93,037,142 and working capital of $10,455,997. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. Prior to listing on the Nasdaq Capital Market, The Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal quarter ended June 30, 2021, the Company raised $499,900 through government EIDL loan. In addition, during the fiscal quarter ended Sept 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. Furthermore, during the fiscal quarter ended December 31, 2021, the Company raised an additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes (Note 5 (a)) and short-term loan (Note 5 (a)). In connection with this loan, the Company and Lender also entered into a Guarantee and Collateral Agreement wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets. The Company and Lender also entered into an Intellectual Property Security Agreement dated December 21, 2021 wherein the Credit Agreement is also secured by the Company’s right title and interest in the Company’s Intellectual Property.

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

Based on the above facts and assumptions, we believe our existing cash and cash equivalents can meet our base operating financial needs and, together with anticipated near-term debt and equity financings, will be sufficient to meet our growth capital needs for the next twelve months from the filing date of this report. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2022, we used cash in operating activities of $15.2 million compared to $11.1 million for the fiscal year ended March 31, 2021. For each of the fiscal years ended March 31, 2022 and March 31, 2021, the cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $25.2 million for the fiscal year ended March 31, 2022 compared to $12.2 million for the fiscal year ended March 31, 2021. For the fiscal year ended March 31, 2022, the cash provided by financing activities was primarily due to the issuance of shares from up listing of $14.5 million (net proceeds) and proceeds of $11.7 million from term loans, net of other financing and repayment activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $30 thousand in the fiscal year ended March 31, 2022 (2011: Nil).

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

As of March 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2022.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	36	President, Chief Executive Officer and Chairman of the Board of Directors
Dr. Norman M. Betts	66	Director
Patricia Kennedy	61	Director
David A. Rosa	56	Director
Ron McClurg	66	Director
John Ayanoglou	56	Chief Financial Officer

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

Ronald McClurg: Director. Mr. McClurg has served as Chief Financial Officer of NeuroOne Medical Technologies Corp. since 2021. He is a senior financial executive with experience leading the finance, administrative and IT functions in private and public companies. From 2003 to 2019, Mr. McClurg was the Vice President, Finance & Administration and Chief Financial Officer for Incisive Surgical, Inc. Prior to 2002, Mr. McClurg serviced as Chief Financial Officer of several publicly-held companies. We believe that Mr. McClurg is qualified to serve as a director due to his extensive background in corporate finance.

John Ayanoglou: Chief Financial Officer. Mr. Ayanoglou has served as our Chief Financial Officer since 2017 and has served as Chief Financial Officer of four other companies during his career, three of which were publicly-listed. Mr. Ayanoglou currently serves as a director of DX Mortgage Investment Corporation (2019), Green Sky Labs (2020) and Omega Wealthguard (2020). From 2011 to 2017, Mr. Ayanoglou served as Executive Vice President of Build Capital. Prior to this, he served as Chief Financial Officer and Senior Vice President of Equitable Group Inc. (TSX: ETC) and its wholly owned subsidiary, Equitable Bank, Canada’s 9th largest bank during the global banking crisis, from 2008 through 2011. Mr. Ayanoglou also served as CFO, Vice President and Corporate Secretary of Xceed Mortgage Corporation (TSX: XMC), from 2004 to 2008. He launched his career in financial services while providing advisory services to clients at PricewaterhousCoopers LLP and working for Scotiabank and TD Bank. He is a chartered accountant and a member of CPA Canada. He received his ICD.D designation from the Institute of Corporate Directors at the Rotman School of Business.

There are no family relationships among any of our current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons  are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2021 were complied with by each person who at any time during the 2021 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Steve Salmon has yet to file a Form 4 to report one issuance options granted on April 1, 2021 pursuant to our grant of 124,426 options, with an exercise price of $2.40 and a 10-year term; Patricia Kennedy has yet to file a Form 4 to report two transactions for options granted on April 1, 2021 and July 1, 2021 pursuant to our grant of 62,213 options, with an exercise price of $0.75 and 62,213 options, with an exercise price of $2.40, respectively, both of which have a 10-year term; David Rosa has yet to file a Form 4 to report the grant of options granted on April 11, 2021 pursuant to our grant of 31,106 options with an exercise price of $2.40 and a 10-year term; and John Ayanoglou has yet to file Forms 4 reports related to the granting of warrants granted on various dates pursuant to the Company’s compensation agreement to compensate him with 550,000 warrants with an average exercise price of $1.43. Mr. Ayanoglou has also yet to file a Form 4 with respect to the repricing of outstanding warrants granted to him. The Company expects that the aforementioned forms will be filed as soon as practicable following the filing of this Report on Form 10-K.

Board Diversity

The table below provides certain highlights of the diversity characteristics of our directors:

Board Diversity Matrix (As of July 14, 2022)
Total Number of Directors – 6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4

Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		4
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2022 and March 31, 2021.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option/Warrant Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq	2022	$480,000	$225,000		$169,513		$12,000	$886,513
Chief Executive	2021	$390,000	$195,000		$294,286		$12,000	$891,286
Officer

John Ayanoglou	2022	$300,000	$75,000		$504,910		$12,000	$891,910
Chief Financial	2021	$225,000			$194,677		$12,000	$431,677
Officer

(1)	For assumptions made in such valuation, see Note 7 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, while he was not a member of the Company’s options program.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2022.

	Option awards(1)					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	4,499,974	700,000	-	$1.05 to $5.44	July 12, 2026 to April 7, 2030	-	-	-	-

John Ayanoglou	1,026,400	-	-	$0.48 to $3.50	December 30, 2028 to March 30, 2032	-	-	-	-

(1)	Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, having the same expiration term and rights that are the same or similar to other executive options, while he was not a member of the Company’s options program.

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Mr. Al-Siddiq dated as of April 10, 2020. Pursuant to the Employment Agreement, Mr. Al-Siddiq (“Executive”) will continue to serve as the Corporation’s Chief Executive Officer. The term of the Employment Agreement is for 12 months unless it is earlier terminated pursuant to its terms and it shall be automatically renewed for successive one year periods until the Executive or the Company delivers to the other party a written notice of their intent not to renew the employment term at least 30 days prior to the expiration of the then effective employment term. During the term of the Employment Agreement, Executive salary was initially $390,000, subject to any increase approved by the Company’s board. For the year ended March 31, 2022, Mr. Al-Sidddiq’s salary was $480,000 per annum. Under the Employment Agreement, the Executive is eligible to earn a cash and/or equity bonus of up to 50% of his then annual salary. In the event that the Executive is terminated without just cause or terminates for good reason (as these terms are defined in the Employment Agreement), the Executive will be entitled to a severance payment equal to 12 months of salary paid on a monthly basis and accrued but unused vacation. Mr. Al-Siddiq is also compensated through period, approved option grants.

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.1 to our current report on Form 8-K on April 13, 2020

John Ayanoglou

In connection with Mr. Ayanoglou’s official appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pay Mr. Ayanoglou an initial base salary of $200,000, subject to approved increases and an approved cash or equity bonus. Mr. Ayanoglou’s base salary for calendar 2021 and 2022 is set at $300,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase 200,000 shares of the Company’s common stock, during each year of his tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. The warrants vest monthly on a pro-rata basis over a period of 12 months, with the same 10-year term and the same rights and protections as executive options awarded under the Company’s 2016 Equity Incentive Plan. As of December 31, 2020, the Company extended the expiry dates for 788,806 previously issued warrants to extend their term from 3 to 10 years in accord with the same term extension made to the options of all other company employees in fiscal 2020. As part of this revision in terms, 288,806 of these same warrants previously issued and expensed were repriced to reflect current market conditions.

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

Director Compensation

The following table sets forth a summary of the compensation for our non-employee directors during the fiscal years ended March 31, 2022 and March 31, 2021.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Norman M. Betts	2022	$24,000	$126,000	-	-	-	-	$150,000
	2021	$24,000	$126,000	-	-	-	-	$150,000

Patricia Kennedy	2022	$24,000	-	$126,000	-	-	-	$150,000
	2021	$24,000	-	$126,000	-	-	-	$150,000

David A. Rosa	2022	$36,000	$85,326	$63,000	-		-	$184,326
	2021	$36,000	-	$289,486	-	-	-	$325,946

Steve Salmon (1)	2022	$24,000	-	$126,000	-	-	-	$150,000
	2021	$24,000	-	$126,000	-	-	-	$150,000

(1)	Mr. Salmon resigned from the board on May 2, 2022.

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

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the NASDAQ Stock Market. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Norm Betts meets the qualifications of an Audit Committee financial expert. The Audit Committee consists of Norman Betts, David A. Rosa and Patricia Kennedy. Norman Betts is the chairman of the Audit Committee. During the fiscal year ended March 31, 2022, the Audit Committee met 4 times.

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

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. The Compensation Committee consists of David Rosa. Dave Rosa is the chairman of the Compensation Committee. During the fiscal year ended March 31, 2022, the Compensation Committee met 2 times. Steve Salmon was a member of the Compensation Committee until his resignation from the Board in May 2022.

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

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of David Rosa and Patricia Kennedy with David Rosa serving as chairman. During the fiscal year ended March 31, 2022, the Nominating and Corporate Governance Committee met 2 times.

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

Under such definitions, Dr. Betts, Steve Salmon, Ms. Kennedy and Mr. Rosa are independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 13, 2022 held by (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of July 13, 2022 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 50,768,524 shares are outstanding as of July 13, 2022, consisting of 50,301,806 shares of common stock and 1,466,718 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq (1)	9,299,810	15.25%
Isa Khalid Abdulla Al-Khalifa	3,064,594	5.60%
Riazul Huda (2)	1,444,260	2.72%
John Ayanoglou (3)	1,026,400	2.02%
Norman M. Betts (3)	446,848	*
Patricia Kennedy (3)	387,447	*
David A. Rosa (3)	555,003	*
Steve Salmon	124,426	*

All directors and executive officers as a group (6 person) (1)(4)(5)	11,881,573	20.46%

* Less than 1%

(1) Includes an option to purchase an aggregate of 4,587,474 of the Company’s board of directors. Excludes an additional 612,500 shares underlying such options that are not exercisable within 60 days of July 13, 2022.

(2) Of such shares, 787,855 are held indirectly by 1903790 Ontario Inc., for which Mr. Huda has voting and dispositive control.

(3) Includes warrants that were granted during 2017 to 2022, that are exercisable within 60 days of July 13, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2022 and March 31, 2021.

Fee Category	2022	2021
Audit Fees (1)	$169,250	$79,730
Audit-Related Fees (2)		-
Tax Fees		-
All Other Fees		-
Total Fees	$169,250	$79,730

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consists of fees for professional services rendered in connection with the Company’s registration statements and offerings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Biotricity Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.2	Exchangeable Share provisions with respect to the special rights and restrictions attached to Exchangeable Shares (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.3	Form of Secured Convertible Debenture due September 21, 2017 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.10	Form of Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
4.11	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
4.12	Promissory Note between Biotricity Ic. and Cross River Bank (filed as exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on July 15, 2020 and incorporated herein by reference).
10.1	Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.2	Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.3	Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.4	Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.6	Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.8	Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.11+	Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
10.13	Purchase Agreement, dated as of June 28, 2018, by and between Biotricity, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2018 and incorporated herein by reference).
10.14	Form of Promissory Note (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.15	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.16	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
10.17	Form of Securities Purchase Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
10.18	Form of Exchange Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2019 and incorporated herein by reference).
10.19	Employment Agreement between the Company and Waqaas Al-Siddiq filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2020 and incorporated herein by reference).
10.20	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.21	Form of Convertible Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.22	Form of Warrant filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.23	Form of Registration Rights Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.24	Form of Subscription Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.25	Form of Convertible Promissory Note filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.26	Form of Registration Rights Agreement filed as Exhibit 10. 4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.27	Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.28	Common Stock Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.29	Collateral Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.30	IP Security Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.31	At The Market Offering Agreement, by and between the Company and H.C. Wainwright & CO, LLC, dated March 22, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
23.1	Consent of SRCO Professional Corporation
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
99.3	Nominating and Corporate Governance Committee Charter
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of July 14, 2022.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	July 14, 2022
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	July 14, 2022
John Ayanoglou

/s/ Norman M. Betts	Director	July 14, 2022
Norman M. Betts

/s/ David A. Rosa	Director	July 14, 2022
David A. Rosa

/s/ Patricia Kennedy	Director	July 14, 2022
Patricia Kennedy

/s/ Ronald McClurg	Director	July 14, 2022
Ronald McClurg

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and its subsidiary (the Company) as of March 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2022 and related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Notes 5 and 8 to the financial statements, the Company determined that the conversion features and redemption features of its convertible promissory notes, certain warrants, and preferred shares, issued in conjunction with financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. These derivatives require valuation techniques that may include complex models and non-observable inputs, requiring management’s estimation and judgment.

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

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada July 14, 2022	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	As at March 31, 2022	As at March 31, 2021
	$	$

CURRENT ASSETS
Cash	12,066,929	2,201,562
Accounts receivable, net	2,006,678	1,520,836
Inventory	842,924	272,493
Deposits and other receivables	406,280	326,664
Total current assets	15,322,811	4,321,555

Deposits [Note 12]	85,000	-
Long-term accounts receivable	-	50,358
Property and equipment [Note 13]	27,459	-
Operating right of use asset [Note 12]	1,242,700	66,120
TOTAL ASSETS	16,677,970	4,438,033

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,595,747	2,520,124
Convertible promissory notes and short term loans [Note 5]	1,540,000	4,278,018
Derivative liabilities [Note 8]	520,747	3,633,856
Operating lease obligations, current [Note 12]	210,320	58,257
Total current liabilities	4,866,814	10,490,255

Federally guaranteed loans [Note 7]	870,800	370,900
Term loan [Note 6]	11,612,672	-
Derivative liabilities [Note 8]	352,402	410,042
Operating lease obligations [Note 12]	1,120,018	-
TOTAL LIABILITIES	18,822,706	11,271,197

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at March 31, 2022 and March 31, 2021, respectively, 1 share issued and outstanding as at March 31, 2022 and March 31, 2021, respectively [Note 9]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at March 31, 2022 and March 31, 2021, respectively, 7,200 and 8,045 preferred shares issued and outstanding as at March 31, 2022 and as at March 31, 2021, respectively [Note 9]	7	8
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2022 and March 31, 2021, respectively. Issued and outstanding common shares: 49,810,322 and 36,124,964 as at March 31, 2022 and March 31, 2021, respectively, and exchangeable shares of 1,466,718 and 2,889,978 outstanding as at March 31, 2022 and March 31, 2021, respectively [Note 9]	51,277	39,015
Shares to be issued (123,817 and 268,402 shares of common stock as at March 31, 2022 and March 31, 2021, respectively) [Note 9]	102,299	280,960
Additional paid-in-capital	91,507,478	56,298,726
Accumulated other comprehensive loss	(768,656)	(634,186)
Accumulated deficit	(93,037,142)	(62,817,688)
TOTAL STOCKHOLDERS’ DEFICIENCY	(2,144,736)	(6,833,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	16,677,970	4,438,033

Commitments and contingencies [Note 11]

Subsequent Events [Note 14]

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Year Ended March 31, 2022	Year Ended March 31, 2021
	$	$

REVENUE	7,650,269	3,384,767

Cost of Revenue	3,080,116	2,112,035
GROSS PROFIT	4,570,153	1,272,732

EXPENSES
General and administrative expenses [Notes 8, 9,12,13]	19,845,939	12,565,396
Research and development expenses	2,744,587	2,059,130
TOTAL OPERATING EXPENSES	22,590,526	14,624,526

Other income [Note 3]	(15,120)	(36,636)
Loss upon convertible promissory notes conversion [Note 9]	1,155,642	103,735
Accretion and amortization expenses [Note 5,6]	9,286,023	2,481,155
Change in fair value of derivative liabilities [Note 8]	683,559	(408,872)
NET LOSS BEFORE INCOME TAXES	(29,130,477)	(15,491,176)

Income taxes [Note 10]	-	-
NET LOSS BEFORE DIVIDENDS	(29,130,477)	(15,491,176)

Less: Preferred Stock Dividends	1,088,977	962,148
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(30,219,454)	(16,453,324)

Translation adjustment	(134,470)	223,121

COMPREHENSIVE LOSS	(30,353,924)	(16,230,203)

LOSS PER SHARE, BASIC AND DILUTED	(0.665)	(0.438)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,449,720	37,522,978

See accompanying notes to the consolidated financial statements

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US Dollars)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2021	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)
Issuance of common shares for private placement [Note 9]	-	-	69,252	69	-	-	249,931	-	-	250,000
Issuance of preferred shares for private placement investors [Note 9]	100	-	-	-	-	-	100,000	-	-	100,000
Derivative liabilities adjustment pursuant to issuance of preferred shares [Note 8] [Note 9]	-	-	-	-	-	-	(17,084)	-	-	(17,084)
Issuance of shares from uplisting [Note 9]	-	-	5,382,331	5,382	-	-	14,540,423	-	-	14,545,805
Conversion of convertible notes into common shares [Note 9]	-	-	4,715,346	4,715	(19,263)	(38,460)	15,712,199	-	-	15,678,454
Conversion of preferred shares into common shares [Note 9]	(715)	(1)	288,756	289	-	-	633,517	-	-	633,805
Preferred stock purchased back via cash	(230)	-	-	-	-	-	(193,448)	-	-	(193,448)
Issuance of shares for services [Note 9]	-	-	701,688	702	(250,000)	(242,500)	1,656,247	-	-	1,414,449
Exercise of warrants for cash [Note 9]	-	-	658,355	658	123,678	102,299	873,285	-	-	976,242
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	740,156	-	-	740,156
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	913,613	-	-	913,613
Cashless exercise of warrants	-	-	446,370	447	1,000	-	(87)	-	-	360
Translation adjustment	-	-	-	-	-	-	-	(134,470)	-	(134,470)
Net loss before dividends for the year	-	-	-	-	-	-	-	-	(29,130,477)	(29,130,477)
Preferred stock dividends	-	-	-	-	-	-	-	-	(1,088,977)	(1,088,977)
Balance, March 31, 2022	7,201	8	51,277,040	51,277	123,817	102,299	91,507,478	(768,656)	(93,037,142)	(2,144,736)

Balance, March 31, 2020	7,831	9	36,381,815	36,382	178,750	169,490	44,015,397	(857,307)	(46,364,364)	(3,000,393)
Issuance of preferred shares for private placement [Note 9]	215		-	-	-	-	215,000	-	-	215,000
Issuance of warrants for private placement investors [Note 9]	-	-	-	-	-	-	5,758,572	-	-	5,758,572
Issuance costs: warrants to brokers [Note 9]	-	-	-	-	-	-	1,258,878	-	-	1,258,878
Derivative liabilities adjustment pursuant to issuance of preferred stock [Note 9]	-	-	-	-	-	-	(41,749)	-	-	(41,749)
Conversion of convertible notes into common shares [Note 9]	-	-	733,085	733	-	-	1,075,828	-	-	1,076,561
Issuance of shares for services [Note 9]	-	-	1,900,042	1,900	89,652	111,470	2,485,493	-	-	2,598,863
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	740,772	-	-	740,772
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	790,535	-	-	790,535
Translation adjustment	-	-	-	-	-	-	-	223,121	-	223,121
Net loss before dividends for the year	-	-	-	-	-	-	-	-	(15,491,176)	(15,491,176)
Preferred stock dividends	-	-	-	-	-	-	-	-	(962,148)	(962,148)
Balance, March 31, 2021	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended March 31, 2022	Year Ended March 31, 2021
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(29,130,477)	(15,491,176)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	913,613	790,535
Issuance of shares for services	1,414,449	2,530,922
Issuance of warrants for services, at fair value	541,443	740,772
Accretion and amortization expense	9,286,023	2,481,155
Change in fair value of derivative liabilities	683,559	(408,872)
Loss on debt conversion	1,155,642	103,735
Gain on forgiveness of federally guaranteed loans	-	(1,200,000)
Property and equipment depreciation	2,308	-
Lease expenses	87,639	-
Changes in operating assets and liabilities:
Accounts receivable, net	(435,484)	(1,036,892)
Inventory	(570,431)	(186,773)
Deposits and other receivables	(60,665)	(156,590)
Accounts payable and accrued liabilities	948,997	752,353
Net cash used in operating activities	(15,163,384)	(11,080,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(29,767)	-
Net cash used in investing activities	(29,767)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	250,000	-
Issuance of preferred shares, net	100,000	200,000
Redemption of preferred shares	(230,000)	-
Exercise of warrants for cash	872,292	67,941
Federally guaranteed loans	499,900	1,570,900
Issuance of convertible debentures, net	-	11,375,690
Repayment to promissory note and short term loan, net	(1,660,220)	(408,082)
Issuance of shares from uplisting	14,545,805	-
Term Loan, net	11,756,563	-
Preferred Stock Dividend	(966,110)	(602,969)
Net cash provided by financing activities	25,168,230	12,203,480

Effect of foreign currency translation	(109,712)	129,065
Net increase in cash during the year	9,975,079	1,122,649
Cash, beginning of year	2,201,562	949,848
Cash, end of year	12,066,929	2,201,562

Supplementary
Interest paid	553,265	204,161
Taxes	-	-

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

1. NATURE OF OPERATIONS

Biotricity Inc. (formerly MetaSolutions, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012. iMedical Innovations Inc. (“iMedical”) was incorporated on July 3, 2014 under the laws of the Province of Ontario, Canada and became a wholly-owned subsidiary of Biotricity through reverse take-over, which took place on February 2, 2016.

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

Liquidity and Basis of Presentation

The Company is an emerging growth entity that is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory approval for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at March 31, 2022, has an accumulated deficit of $93,037,142 and a working capital surplus of $10,455,997. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal quarter ended June 30, 2021, the Company raised $499,900 through government EIDL loan. In addition, during the fiscal quarter ended September 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. Furthermore, during the fiscal quarter ended December 31, 2021, the Company raised an additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes (Note 5 (a)) and short-term loan (Note 5 (a)).

As we proceed with the commercialization of the Bioflux product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

Based on the above facts and assumptions, we believe our existing cash, along with anticipated near-term equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of this report. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

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

The Company may also earn service-related revenue from contracts with other counterparties with which it consults. This contract work is separate and distinct from services provided to clinical customers, but may be with a reseller or other counterparties that are working to establish their operations in foreign jurisdictions or ancillary products or market segments in which the Company has expertise and may eventually conduct business.

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2022 and 2021:

	2022	2021
	$	$
Device sales	995,876	635,901
Technology fees	5,904,393	2,748,866
Service-related and other revenue	750,000	-
	7,650,269	3,384,767

Inventory

Inventory is stated at the lower of cost and market value, cost being determined on a weighted average cost basis. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

Significant accounting estimates and assumptions

The preparation of the consolidated financial statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The estimates and related assumptions are based on previous experiences and other factors considered reasonable under the circumstances, the results of which form the basis for making the assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Significant accounts that require estimates as the basis for determining the stated amounts include share-based compensation, impairment analysis and fair value of warrants, structured notes, convertible debt and conversion liabilities.

●	Fair value of stock options

The Company measures the cost of equity-settled transactions with employees by reference to the fair value of equity instruments at the date at which they are granted. Estimating fair value for share-based payments requires determining the most appropriate valuation model for a grant of such instruments, which is dependent on the terms and conditions of the grant. The estimate also requires determining the most appropriate inputs to the Black-Scholes option pricing model, including the expected life of the instrument, risk-free rate, volatility, and dividend yield.

●	Fair value of warrants

In determining the fair value of the warrant issued for services and issue pursuant to financing transactions, the Company used the Black-Scholes option pricing model with the following assumptions: volatility rate, risk-free rate, and the remaining expected life of the warrants that are classified under equity.

●	Fair value of derivative liabilities

In determining the fair values of the derivative liabilities from the conversion and redemption features, the Company used valuation models with the following assumptions: dividend yields, volatility, risk-free rate and the remaining expected life. Changes in those assumptions and inputs could in turn impact the fair value of the derivative liabilities and can have a material impact on the reported loss and comprehensive loss for the applicable reporting period.

●	Functional currency

Determining the appropriate functional currencies for entities in the Company requires analysis of various factors, including the currencies and country-specific factors that mainly influence labour, materials, and other operating expenses.

●	Useful life of property and equipment

The Company employs significant estimates to determine the estimated useful lives of property and equipment, considering industry trends such as technological advancements, past experience, expected use and review of asset useful lives. The Company makes estimates when determining depreciation methods, depreciation rates and asset useful lives, which requires considering industry trends and company-specific factors. The Company reviews depreciation methods, useful lives and residual values annually or when circumstances change and adjusts its depreciation methods and assumptions prospectively

●	Provisions

Provisions are recognized when the Company has a present obligation, legal or constructive, as a result of a previous event, if it is probable that the Company will be required to settle the obligation and a reliable estimate can be made of the obligation. The amount recognized is the best estimate of the expenditure required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligations. Provisions are reviewed at the end of each reporting period and adjusted to reflect the current best estimate of the expected future cash flows.

●	Contingencies

Contingencies can be either possible assets or possible liabilities arising from past events, which, by their nature, will be resolved only when one or more uncertain future events occur or fail to occur. The assessment of the existence and potential impact of contingencies inherently involves the exercise of significant judgment and the use of estimates regarding the outcome of future events.

●	Inventory obsolescence

Inventories are stated at the lower of cost and market value. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. The Company estimates net realizable value as the amount at which inventories are expected to be sold, taking into consideration fluctuations in retail prices less estimated costs necessary to make the sale. Inventories are written down to net realizable value when the cost of inventories is estimated to be unrecoverable due to obsolescence, damage, or declining selling prices.

●	Income and other taxes

The calculation of current and deferred income taxes requires the Company to make estimates and assumptions and to exercise judgment regarding the carrying values of assets and liabilities which are subject to accounting estimates inherent in those balances, the interpretation of income tax legislation across various jurisdictions, expectations about future operating results, the timing of reversal of temporary differences and possible audits of income tax filings by the tax authorities. In addition, when the Company incurs losses for income tax purposes, it assesses the probability of taxable income being available in the future based on its budgeted forecasts. These forecasts are adjusted to take into account certain non-taxable income and expenses and specific rules on the use of unused credits and tax losses.

When the forecasts indicate that sufficient future taxable income will be available to deduct the temporary differences, a deferred tax asset is recognized for all deductible temporary differences. Changes or differences in underlying estimates or assumptions may result in changes to the current or deferred income tax balances on the consolidated statements of financial position, a charge or credit to income tax expense included as part of net income (loss) and may result in cash payments or receipts. Judgment includes consideration of the Company’s future cash requirements in its tax jurisdictions. All income, capital and commodity tax filings are subject to audits and reassessments. Changes in interpretations or judgments may result in a change in the Company’s income, capital, or commodity tax provisions in the future. The amount of such a change cannot be reasonably estimated.

●	Incremental borrowing rate for lease

The determination of the Company’s lease obligation and right-of-use asset depends on certain assumptions, which include the selection of the discount rate. The discount rate is set by reference to the Company’s incremental borrowing rate. Significant assumptions are required to be made when determining which borrowing rates to apply in this determination. Changes in the assumptions used may have a significant effect on the Company’s consolidated financial statements.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2022 and 2021.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes and short term loans, federally-guaranteed loans, term loans and accounts payable and accrued liabilities. The Company’s cash and derivative liabilities, which are carried at fair values, are classified as a Level 1 and Level 3, respectively. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follow:

Office equipment	5 years
Leasehold improvement	5 years

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

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

Preferred Shares Extinguishments

The Company accounted for preferred stock redemptions and conversions in accordance to ASU-260-10-S99. For preferred stock redemptions and conversion, the difference between the fair value of consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock is accounted as deemed dividend distribution and subtracted from net income.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2022	As at March 31, 2021
	$	$
Trade and other payables	1,159,477	1,041,385
Accrued liabilities	1,436,270	1,478,739
	2,595,747	2,520,124

Trade and other payables and accrued liabilities as at March 31, 2022 and 2021 included $2,851 and $182,995, respectively, due to a shareholder, who is a director and executive of the Company.

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

During the year ended March 31, 2021, the Company raised additional $500,000 in promissory notes that was subject to the same term of the notes previously issued. During the year ended March 31, 2021, the Company made repayment of the notes and short term loan in the amount of $908,082, and one noteholder further paid the Company $67,941 to exercise warrants to purchase 97,500 shares of the Company’s common stock. (Note 9)

During the year ended March 31, 2021, one noteholder converted a $100,000 note and $15,000 accrued interest into 115 Series A preferred shares (Note 8).

During the year ended March 31, 2022, the Company made repayment of all promissory notes and short-term loans outstanding.

As at March 31, 2022, the Company had a balance in promissory note of Nil (2021 - $ 600,577).

As at March 31, 2022, the Company had a balance in short term loan of Nil (2021 – $1,059,643)

General and administrative expenses included interest expense on the above notes of $267,959 and $151,797 for the year ended March 31, 2022 and 2021, respectively.

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

Prior to January 8, 2021 (final closing date), the Company determined that the conversion and redemption features, investor warrants and placement agent warrants contained in those Series A Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion and redemption features, as well as investor warrants and placement agent warrants. The initial fair value of the derivative liabilities generated as a result of issuing the Series A Notes that were issued until March 31, 2021 was $6,932,194.

Subsequently, the exercise price of all warrants was concluded and locked to $1.06 as of January 8, 2021. Since the exercise price was no longer a variable, the Company concluded that the noteholder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of January 8, 2021 and then transferred to equity (collectively, “End of warrants derivative treatment”).

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

The Company recorded  interest accruals of $108,756  and $432,824, respectively, as at March 31, 2022 and 2021, for Series A Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the year ended March 31, 2022, $9,836,500 (face value) of Series A Notes with unpaid interests (2021: $739,000 face value) were converted into 4,488,567  (2021: 751,487) common shares.

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

Net proceeds to the Company from convertible note issuances to March 31, 2021 amounted to $1,240,000 after the original issuance discount as well as payment of the financing related fees. The Company determined that the conversion and redemption features contained in the Series B Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liability associated with the embedded conversion and redemption features. The initial fair value of the derivative liabilities generated as a result of issuing the Series B Notes was $497,042.

Total
$
Balance at March 31, 2021	2,617,798

Three months ended June 30, 2021
Accretion of debt discount	1,833,967
Amortization of debt issuance cost	501,200
Total accretion and amortization expenses	2,335,167

Conversion to common shares (Note 9)	(1,157,500)

Balance at June 30, 2021	3,795,465

Three months ended September 30, 2021

Accretion of debt discount	4,627,415
Amortization of debt issuance cost	537,304
Total accretion and amortization expenses	5,164,719

Conversion to common shares (Note 9)	(8,679,000)

Balance at September 30, 2021	281,184

Three months ended December 31, 2021
Accretion of debt discount	782,726
Amortization of debt issuance cost	546,604
Total accretion and amortization expenses	1,329,330

Conversion to common shares (Note 9)	(472,500)

Balance at December 31, 2021	1,138,014

Three months ended March 31, 2022
Accretion of debt discount	353,588
Amortization of debt issuance cost	48,398
Total accretion and amortization expenses	401,986

Conversion to common shares	-
Balance at March 31, 2022	1,540,000

The Company recognized debt issuance costs in the amount of $10,000 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series B Notes. The Company recognized initial debt discount in the amount of $1,312,500 and accreted the interest over the remaining lives of those notes.

During the year ended March 31, 2022, $472,500 (face value) of Series B Notes were converted into 207,516 common shares.

In total, at March 31, 2022, the Company had issued $1.54 million in convertible notes that remained outstanding to 4 noteholders beyond their contractual maturity date. These continued to accrue interest, and no repayment demands were received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently, and it is management’s expectation that all of these notes will eventually convert. During the period then ended, the Company also recorded $64,079  (2021: $8,360) interest accruals for the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

General and administrative expenses include interest expense on the above notes of $546,878 (2021 – $488,186)

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

The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests using the proceeds from the loan.

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149 . Such costs were accounted as debt discount, and amortized using the effective interest method.

During the year ended March 31, 2022, the amortization of debt discount expense was in the amount of $54,822 and included in the accretion and amortization expenses.

Total interest expense on the term loan for the year ended March 31, 2022 was $379,500.

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

Payment Protection Program (“PPP”) Loan

In May 2020, the Company received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547. The loan forgiveness was granted by the SBA in May 2021. As at March 31, 2022, the balance of outstanding PPP loan is NIL (March 31, 2021: NIL).

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

During the three months ended December 31, 2021, the Company redeemed $230,000 preferred shares through cash. The total amount of the preferred shares redeemed and derivative liabilities derecognized was $225,919. The difference of redemption value of $230,000 and the carrying value of preferred shares on the day of redemption was $4,081 was recognized as a deemed dividend distribution.

In addition, during the three months ended December 31, 2021, the Company converted $715,000 preferred shares into 288,756 common shares (Note 9(c)). The difference between the total amount of the preferred shares converted, derivative liabilities derecognized and unpaid interests at the time of conversion ($1,076,513), and the fair value of the common shares converted ($1,226,406) was $149,893 and was recognized as deemed dividend distribution.

Total deemed dividend expense as a result of above deemed dividend distribution was $153,974.

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

Total $
Derivative liabilities as at March 31, 2021	410,042
Change in fair value of derivatives during the period	(203,525)
Derivative liabilities as at June 30, 2021	206,517
Derivative fair value at issuance during three months ended September 30, 2021	17,084
Change in fair value of derivatives during the period	(101,773)
Derivative liabilities as at September 30, 2021	121,828
Reduction due to preferred shares redeemed / converted	(472,835)
Change in fair value of derivatives during the period	644,774
Derivative liabilities as at December 31, 2021	293,767
Change in fair value of derivatives during the period	58,635
Derivative liabilities as at March 31, 2022	352,402

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	1.63% – 1.71%
Volatility	101.7% – to 110.5%
Remaining terms (Years)	3.17 to 4.00
Stock price ($ per share)	$2.27 and $3.98

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes, during the year ended March 31, 2022 (Note 5(b)). As the warrant exercise price became final and locked, the derivative liabilities related to those warrants were marked to market and transferred to equity (Note 5(b)). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity.

Total
$
Balance at March 31, 2021	3,633,856

For the three months ended June 30, 2021
Conversion to common shares (Note 5(b))	(403,108)

Change in fair value of derivative liabilities	502,508

Balance at June 30, 2021	3,733,256

For the three months ended September 30, 2021
Conversion to common shares (Note 5(b))	(2,744,711)

Change in fair value of derivative liabilities	(295,801)

Balance at September 30, 2021	692,744

For the three months ended December 31, 2021
Conversion to common shares (Note 5(b))	(250,738)

Change in fair value of derivative liabilities	129,999

Balance at December 31, 2021	572,005

For the three months ended March 31, 2022
Change in fair value of derivative liabilities	(51,258)

Balance at March 31, 2022	520,747

The monte-carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions for the three months ended March 31, 2022:

Conversion and redemption features
Risk-free rate for term (%)	0.40 – 1.37
Volatility (%)	66.1 – 80.3
Remaining terms (Years)	0.12 – 0.29
Stock price ($ per share)	2.27 – 3.98

9. STOCKHOLDERS’ DEFICIENCY

a)	Authorized and Issued Stock

As at March 31, 2022, the Company is authorized to issue 125,000,000 (March 31, 2021 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2021 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2021 – 20,000) are designated shares of Series A preferred stock ($0.001 par value)

At March 31, 2022, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 51,277,040 (2021 – 39,014,942) shares; these were comprised of 49,810,322 (2021 – 36,124,964) shares of common stock and 1,466,718 (2021 – 2,889,978) exchangeable shares. At March 31, 2022, there were 7,200 Series A shares of Preferred Stock that were issued and outstanding (2021 – 8,045). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement.

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

Share issuances during the year ended March 31, 2021

During the year ended March 31, 2021, the Company recorded preferred stock dividends for the Series A preferred stock in amount of $962,148 and made a payment in the amount of $602,969.

During the year ended March 31, 2021, the Company issued 733,085 common shares were issued in connection with conversion of convertible notes (Note 5(b)) with another 18,402 that would be issued subsequent to year end. The total amounts of debts settled is in amount of $1,011,286 that composed of face value of convertible promissory notes in amount of $739,000 (Note 5(b)), carrying amount of conversion and redemption feature derived from notes in amount of $225,284 and unpaid interest in amount of $47,002. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $1,076,561 and $38,460 respectively. The difference between amounts of debts settled and fair value of common shares issued was in the amount of $103,375 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

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

Share issuances during the year ended March 31, 2022

During the year ended March 31, 2022, the Company issued 4,696,083 common shares (not including 19,263 shares that were part of to be issued shares from prior year conversions) were issued in connection with conversion of convertible notes (Note 5(b)). The total amounts of debts settled is in amount of $14,522,812 that composed of face value of convertible promissory notes in amount of $10,309,000 (Note 5(b)), carrying amount of conversion and redemption feature derived from notes in amount of $3,398,557 (Note 8) and unpaid interest in amount of $815,255. The fair value of the shares issued was determined based on the market price upon conversion and was in the amount of $15,678,454. The difference between amounts of debts settled and fair value of common shares issued was in the amount of $1,155,642 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

During the year ended March 31, 2022, the Company issued 658,355 common shares in connection with warrant exercises for cash, and 446,370 common shares in connection with cashless warrant exercises (Note 9(e)). In addition, the Company issued 451,688 common shares for services provided (not including 250,000 that were part of to be issued shares from prior year commitment). The fair value of common shares issued for services provided was $1,414,449. The fair value of common shares was determined based on the fair value on the date of approval of common share issuance.

During the year ended March 31, 2022, the Company issued 69,252 common shares for cash proceeds of $250,000, which were initially received as a promissory note, and paid through the issuance common shares within the same quarter.

During the year ended March 31, 2022, the Company issued 5,382,331 common shares in connection with the equity financing that was concurrent with its listing on the Nasdaq Capital Market, for total net cash proceeds of $14,545,805.

During the year ended March 31, 2022, an additional 100 Series A preferred shares were issued for cash proceeds of $100,000. The Company issued 288,756 common shares as a result of preferred share conversions (Note 8).

During the year ended March 31, 2022, the Company also issued an aggregate of 1,423,260 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

d)	Shares to be issued

As of March 31, 2022, the Company had recognized its commitment to issue a total of 123,817 common stocks.

e)	Warrant exercises and issuances

Warrant exercises and issuances during the year ended March 31, 2021

During the year ended March 31, 2021, 97,500 warrants were exercised pursuant to receipt of exercise proceeds of $67,941. (Note 5(a))

During the year ended March 31, 2021, the Company issued 449,583 warrants as compensation for advisor and consultant services which were fair valued. The vested portion in current year and from previous year at $275,801 and expensed in general and administrative expenses, with a corresponding credit to additional paid in capital. As of December 31, 2020, the Company extended the expiry dates of 788,806 warrants previously issued to an executive of the Company, in order to extend their term from 3 to 10 years in accord with the same term extension made to the options of all other Company employees in fiscal 2020. As part of this revision in terms, 288,806 of these same warrants, previously issued and expensed, were repriced to reflect current market conditions; the resulting increase in the fair value of these warrants of $464,971 was expensed to general and administrative expenses. In addition, the Company issued 1,065,857 warrants to brokers, and 5,631,132 warrants to convertible note holders, in connection with the convertible note issuance (Note 5(b)). The warrants’ fair value has been estimated using a monte carlo model, which were initially recorded as derivative liabilities, then recorded as equity upon the end of derivative treatment of such warrants.

Warrant exercises and issuances during the year ended March 31, 2022

During the year ended March 31, 2022, 658,355 warrants were exercised (2021 – 97,500) pursuant to receipt of exercise proceeds of $872,292. 446,370 warrants were exercised pursuant to cashless warrant exercise. In addition, $103,950 warrant exercise proceeds receivable was recorded as part of deposit and other receivables as of March 31, 2022.

During the year ended March 31, 2022, the Company issued 212,594 warrants, including 25,000 as compensation for advisor and consultant services, and 187,594 as compensation to an executive of the Company who was not part of the the Company stock options plan. The warrant expenses were fair valued at $541,443, and recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital.

During the year ended March 31, 2022, the Company issued 57,536 share purchase warrants to lenders in connection with the term loan (Note 6). The fair value of these warrants, in the amount of $198,713, was recorded as part of the discount of the loan, with a corresponding credit to additional paid-in capital. The warrants were not considered as derivative instruments. The fair value of these warrants was determined by using the Black Scholes model, based on the following key inputs and assumptions: expiry date December 21, 2028, exercise price $6.26, rate of return 1.40%, and volatility 121.71%.

During the year ended March 31, 2022, the Company issued 373,404 share purchase warrants to underwriter. The warrants were not considered as a derivative instrument and was accounted as additional paid-in capital along with the uplisting transaction. The warrants were fair valued at $900,371.   The fair value of these warrants was determined by using Black Scholes model, based on the following key inputs and assumptions: expiry date August 26, 2026, exercise price $3.75, rate of returns 0.77%, and volatility 111.9%.

Warrant issuances, exercises and expirations or cancellations during the years ended March 31, 2022 and 2021, were as follows, resulting in warrants outstanding at the end of those respective periods:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Private Placement Warrants	Total
As at March 31, 2019	321,314	1,177,157	2,734,530	1,163,722	5,396,723
Less: Expired/cancelled	-	(148,750)	-	-	(148,750)
Add: Issued	-	1,021,430	-	-	1,021,430
As at March 31, 2020	321,314	2,049,837	2,734,530	1,163,722	6,269,403
Less: Expired/cancelled	(128,676)	(271,365)	(911,510)	(1,163,722)	(2,475,273)
Less: Exercised	-	(97,500)	-	-	(97,500)
Add: Issued	1,065,857	449,583	5,631,132	-	7,146,572
As at March 31, 2021	1,258,495	2,130,555	7,454,152	-	10,843,202
Less: Expired/cancelled	(150,841)	(298,333)	-	-	(449,174)
Less: Exercised	(662,389)	(242,500)	(555,029)	-	(1,459,918)
Add: Issued	430,940	212,594	-	-	643,534
As at March 31, 2022	876,205	1,802,316	6,899,123	-	9,577,644
Exercise Price	$1.06 to $3.00	$0.48 to $3.50	$1.06 to $2.00
Expiration Date	July 2022 to January 2031	July 2022 to March 2032	May 2022 to February 2024

g)	Stock-based compensation

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

During the year ended March 31, 2022, the Company granted 596,458 stock options (2021: 2,610,647 options) with a weighted average remaining contractual life of 5.75 years (2021: 8.7 years). The Company recorded stock-based compensation of $913,613 (2021: $790,535) in connection with ESOP 2016 Plan under general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities of the Company to March 31, 2022:

	Number of options	Weighted average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069
Granted	2,610,647	1.0072
Exercised	-	-
Outstanding as of March 31, 2021	7,004,256	2.3268

Granted	596,458	1.5272
Exercised	-	-
Expired	(56,433)	1.5937
Forfeited	(134,567)	1.5124
Outstanding as of March 31, 2022	7,409,714	2.3466

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective years ended March 31:

	2022	2021	2020
Exercise price ($)	2.40-3.98	1.40-2.00	1.40-2.00
Risk free interest rate (%)	0.34 – 2.32	0.18 – 1.72	0.52 - 2.81
Expected term (Years)	2.0 – 10.0	2.0-10.0	2.0-3.0
Expected volatility (%)	106.6 – 129.9	106.8 - 127.8	97.8-141.1
Expected dividend yield (%)	0.00	0.00	0.00
Fair value of option ($)	1.19 – 3.52	0.72	0.76
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00

The intrinsic value of all the options as at March 31, 2022 were zero.

10. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	Year ended March 31, 2022	Year ended March 31, 2021
	$	$
Net loss	(29,130,477)	(15,491,176)

Expected income tax recovery	(7,573,924)	(4,027,706)
Non-deductible expenses	3,645,962	1,313,530
Other temporary differences	(24,972)	(38,579)
Change in valuation allowance	3,952,934	2,752,755
	-	-

Deferred tax assets

	As at March 31, 2022	As at March 31, 2021
	$	$
Non-capital loss carry forwards	11,214,790	7,311,800
Other temporary differences	16,283	41,256
Valuation allowance	(11,231,073)	(7,353,056)
	-	-

As of March 31, 2022 and 2021, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2022, and 2021 the Company has approximately $43,133,807 and $28,122,308, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2035 to 2039.

As of March 31, 2022, and 2021 the Company is not subject to any uncertain tax positions.

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at March 31, 2022 and, consequently, no provision for such has been recognized in the consolidated financial statements.

12. OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE OBLIGATIONS

The Company has one operating lease primarily for office and administration.

As of December 1, 2021, the Company entered into a new lease agreement. The Company paid $85,000 deposit that would be returned at the end of the lease.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied is 11.4%.

$
Operating lease right-of-use asset - initial recognition	1,308,731
Amortization	(66,031)
Balance at March 31, 2022	1,242,700

Operating lease obligation - initial recognition	1,308,730
Repayment and interest accretion	21,608
Balance at March 31, 2022	1,330,338

Current portion of operating lease obligation	210,320
Noncurrent portion of operating lease obligation	1,120,018

The operating lease expense was $293,888 for the year ended March 31, 2022 (2021: $213,826) and included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at March 31, 2022.

$
Less than one year	348,565
Beyond one year	1,368,654
Total undiscounted lease obligations	1,717,219

13. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). The Company recognized depreciation expense for these assets in the amount of $2,308 during the year ended March 31, 2022.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2021	-	-	-
Additions	16,839	12,928	29,767
Balance at March 31, 2022	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2021	-	-	-
Depreciation for the year	1,308	1,000	2,308
Balance at March 31, 2022	1,308	1,000	2,308

Net book value
Balance at March 31, 2021	-	-	-
Balance at March 31, 2022	15,531	11,928	27,459

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 14, 2022, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During the period from April 1 to July 14, 2022, the Company issued 41,020 shares of common stock as equity-based compensation to two advisor and 390,464 shares of common stock in connection with the conversion of Series B convertible note principal of $302,000. In addition, the company issued 60,000 out of the total to be issued shares obligation it had as of March 31, 2022.

