Form 10-Q
period 2022-06-30
BIOTRICITY INC.
filed 2022-08-15
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ______________ to_______________

Commission file number: 000-56074

BIOTRICITY INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0983531
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203 Redwood Shores Parkway, Suite 600

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,431,245  shares of Common Stock, $0.001 par value, at August 12, 2022. As at that same date, the Company also has 1,466,718 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 51,897,963 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2022 (unaudited) AND MARCH 31, 2022 (audited)

(Expressed in US Dollars)

	As at June 30, 2022	As at March 31, 2022
	$	$
CURRENT ASSETS
Cash	7,207,974	12,066,929
Accounts receivable, net	1,826,920	2,006,678
Inventory	1,431,054	842,924
Deposits and other receivables	380,592	406,280
Total current assets	10,846,540	15,322,811

Deposits	85,000	85,000
Long-term accounts receivable	-	-
Property and equipment [Note 11]	25,970	27,459
Operating right-of-use lease asset [Note 10]	1,192,169	1,242,700
TOTAL ASSETS	12,149,679	16,677,970

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,701,077	2,595,747
Convertible promissory notes and short term loans [Note 5]	1,238,000	1,540,000
Derivative liabilities [Note 8]	419,332	520,747
Operating lease liability [Note 10]	219,033	210,320
Total current liabilities	4,577,442	4,866,814

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	11,662,742	11,612,672
Derivative liabilities [Note 8]	537,318	352,402
Operating lease liability [Note 10]	1,061,795	1,120,018
TOTAL LIABILITIES	18,710,097	18,822,706

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at June 30, 2022 and March 31, 2022, respectively, 1 share issued and outstanding as at June 30, 2022 and March 31, 2022, respectively [Note 9]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at June 30, 2022 and March 31, 2022, respectively, 6,872 and 7,201 preferred shares issued and outstanding as at June 30, 2022 and as at March 31, 2022, respectively [Note 9]	7	7
Common stock, $0.001 par value, 125,000,000 authorized as at June 30, 2022 and March 31, 2022, respectively. Issued and outstanding common shares: 50,219,034 and 49,810,322 as at June 30, 2022 and March 31, 2022, respectively, and exchangeable shares of 1,466,718 and 1,466,718 outstanding as at June 30, 2022 and March 31, 2022, respectively [Note 9]	51,686	51,277
Shares to be issued 95,515 and 123,817 shares of common stock as at June 30, 2022 and March 31, 2022, respectively) [Note 9]	72,299	102,299
Additional paid-in-capital	91,912,772	91,507,478
Accumulated other comprehensive loss	(535,652)	(768,656)
Accumulated deficit	(98,061,531)	(93,037,142)
Total stockholders’ equity (deficiency)	(6,560,418)	(2,144,736)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	12,149,679	16,677,970

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 31, 2022 AND 2021 (unaudited)

(Expressed in US Dollars)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	$	$

REVENUE	2,056,052	1,764,110

Cost of Revenue	830,923	594,029
GROSS PROFIT	1,225,129	1,170,081

EXPENSES
General and administrative expenses [Notes 8, 9 and 10]	4,881,003	3,583,600
Research and development expenses	821,176	588,997
TOTAL OPERATING EXPENSES	5,702,179	4,172,597

Other (income)/expense	-	(8,782)
Loss upon convertible promissory notes conversion [Note 9]	50,908	28,215
Accretion and amortization expenses [Note 6]	50,070	2,335,167
Change in fair value of derivative liabilities [Note 8]	198,224	298,983
NET LOSS BEFORE INCOME TAXES	(4,776,252)	(5,656,099)

Income taxes	-	-
NET LOSS BEFORE DIVIDENDS	(4,776,252)	(5,656,099)

Less: Preferred Stock Dividends	248,137	241,264
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(5,024,389)	(5,897,363)

Translation adjustment	233,004	6,560

COMPREHENSIVE LOSS	(4,791,385)	(5,890,803)

LOSS PER SHARE, BASIC AND DILUTED	(0.098)	(0.151)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,440,944	39,095,637

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021 (unaudited)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2022 (audited)	7,201	8	51,277,040	51,277	123,817	102,299	91,507,478	(768,656)	(93,037,142)	(2,144,736)
Conversion of convertible notes into common shares [Note 9]	-	-	404,545	405	-	-	456,621	-	-	457,026
Preferred stock purchased back via cash [Note 8]	(329)	-	-	-	-	-	(285,427)	-	-	(285,427)
Issuance of shares for services [Note 9]	-	-	4,167	4	-	-	7,496	-	-	7,500
Exercise of warrants for cash [Note 9]	-	-	-	-	(28,302)	(30,000)	-	-	-	(30,000)
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	77,414	-	-	77,414
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	149,190	-	-	149,190
Translation adjustment	-	-	-	-	-	-	-	233,004	-	233,004
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(4,776,252)	(4,776,252)
Preferred stock dividends	-	-	-	-	-	-	-	-	(248,137)	(248,137)
Balance, June 30, 2022 (unaudited)	6,872	8	51,685,752	51,686	95,515	72,299	91,912,772	(535,652)	(98,061,531)	(6,560,418)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2021 (audited)	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)
Conversion of convertible notes into common shares	-	-	201,604	202	327,274	1,190,502	479,558	-	-	1,670,262
Exercise of warrants for cash	-	-	100,236	100	37,736	40,000	106,150	-	-	146,250

Issuance of warrants for services	-	-	-	-	-	-	151,897	-	-	151,897
Stock based compensation - ESOP	-	-	-	-	-	-	155,851	-	-	155,851
Translation adjustment	-	-	-	-	-	-	-	6,560	-	6,560
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(5,656,099)	(5,656,099)
Preferred stock dividends	-	-	-	-	-	-	-	-	(241,264)	(241,264)
Balance, June 30, 2021 (unaudited)	8,046	9	39,316,782	39,317	633,412	1,511,462	57,192,182	(627,626)	(68,715,051)	(10,599,707)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

(Expressed in US Dollars)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,776,252)	(5,656,099)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	149,190	155,851
Issuance of shares for services	7,500	-
Issuance of warrants for services	77,414	151,897
Accretion and amortization expenses	50,070	2,335,167
Change in fair value of derivative liabilities	198,224	298,983
Loss upon convertible promissory notes conversion	50,908	28,213
Property and equipment depreciation	1,489	-

Changes in operating assets and liabilities:
Accounts receivable, net	179,758	(401,818)
Inventory	(588,130)	92,694
Deposits and other receivables	(4,312)	(86,221)
Accounts payable and accrued liabilities	614,747	399,937
Net cash used in operating activities	(4,039,394)	(2,681,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred shares	(328,904)	-
Exercise of warrants for cash	12,500	146,250
Federally guaranteed loans	-	499,900
Proceeds from short term loan and promissory notes, net	-	139,780
Preferred Stock Dividend	(516,817)	(204,842)
Net cash (used in) provided by financing activities	(833,221)	581,088

Effect of foreign currency translation	13,660	100,334
Net decrease in cash during the period	(4,858,955)	(1,999,974)
Cash, beginning of period	12,066,929	2,201,562
Cash, end of period	7,207,974	201,588

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with Biotricity’s audited consolidated financial statements for the years ended March 31, 2022 and 2021 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Liquidity and Basis of Presentation

The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at June 30, 2022, had an accumulated deficit of $98,061,531 and a working capital surplus of $6,269,098. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal quarter ended June 30, 2021, the Company raised $499,900 through government EIDL loan. In addition, during the fiscal quarter ended September 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. Furthermore, during the fiscal quarter ended December 31, 2021, the Company raised an additional net proceeds of $11,756,563 through a term loan transaction (Note 6).

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

The ultimate impact of the COVID-19 pandemic on the Company’s operations remains unclear and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of any future ongoing COVID-19 outbreaks, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. The full long-term financial impact cannot be reasonably estimated at this time but it has until recently had a material adverse impact on our business, financial condition, and results of operations.

The measures taken to date may impact the Company’s fiscal year 2023 business and potentially beyond. Management expects that all of its business segments, across all of its geographies, may be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

The Company recognized the following forms of revenue for the three months ended June 30, 2022 and 2021:

	For Three Months Ended June 30, 2022 $	For Three Months Ended June 30, 2021 $
Technology fee sales	1,889,982	1,464,937
Device sales	166,070	299,173
Revenue	2,056,052	1,764,110

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

Determining the appropriate functional currencies for entities in the Company requires analysis of various factors, including the currencies and country-specific factors that mainly influence labor, materials, and other operating expenses.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2022 and 2021.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2022 $	As at March 31, 2022 $
Accounts payable and deferred revenue	1,457,901	1,159,477
Accrued liabilities	1,243,176	1,436,270
Accounts payable and accrued liabilities	2,701,077	2,595,747

Accounts payable as at June 30, 2022 included $20,300 current account with a shareholder and executive (March 31, 2022: $2,851 due to shareholder and executive) of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

a)	As at June 30 and March 31, 2022, the Company had a promissory note balance of nil and a short term loan balance of nil. Consequently, general and administrative expenses for the three months ended June 30, 2022 and 2021 included interest expense for those items of nil and $56,220, respectively).

b)	During the year ended March 31, 2021, the Company issued $11,275,500 (face value) in two series of convertible promissory notes (the “Series A Notes”) sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 12% per annum.

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

Subsequently, the exercise price of all warrants was concluded and locked to $1.06 as of January 8, 2021. Since the exercise price was no longer a variable, the Company concluded that the noteholder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of January 8, 2021 and then transferred to equity (collectively, “End of warrants derivative treatment”). Therefore, the remaining derivative liabilities only related to the conversion and redemption features of the convertible notes.

For the Series A Notes, The Company recognized debt issuance costs in the amount of $2,301,854 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Notes. The Company also recognized initial debt discount in the amount of $8,088,003 and accreted the interest over the remaining lives of those Notes. The debt issuance costs were fully amortized as of March 31, 2022.

As at March 31, 2022, $700,000 of Series A Notes remained unconverted and outstanding, which was equal to the face value of the relevant convertible notes.

There was no conversion of Series A Notes during the three months ended June 30, 2022.

At June 30, 2022, the Company recorded $129,699 of interest accruals for the Series A Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

The Company recognized debt issuance costs in the amount of $10,000 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series B Notes. The Company recognized initial debt discount in the amount of $1,312,500 and accreted the interest over the remaining lives of those notes. The debt issuance costs were fully amortized as of March 31, 2022.

As at March 31, 2022, $840,000 of Series B Notes remained unconverted and outstanding, which was equal to the face value of the relevant convertible notes.

During the three months ended June 30, 2022, $302,000 (face value) of Series B Notes were converted into 390,464 common shares (Note 9 c).

At June 30, 2022, the Company recorded $74,550 of interest accruals for the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Total
$
Balance at March 31, 2022	1,540,000

Three months ended June 30, 2022
Conversion to common shares (Note 9)	(302,000)

Balance at June 30, 2022	1,238,000

In total, at June 30, 2022, the Company had issued $1,238,000 in convertible notes that remained outstanding to several noteholders beyond their contractual maturity date. These continued to accrue interest, and no repayment demands were received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently, and it is management’s expectation that all of these notes will eventually convert. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

General and administrative expenses include interest expense on the above debt instruments of $31,414 and $265,658 for the three months ended June 30, 2022 and 2021, respectively.

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

In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 (Note 9). The warrants are accounted as a deduction from liability as well as a credit into additional paid-in capital, and amortized using the effective interest method.

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

The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests by using the proceeds from the loan.

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted as debt discount, and amortized using the effective interest method. For three months ended June 30, 2022, the amortization of debt discount expense was in the amount of $50,070 and included in the accretion and amortization expenses.

Total interest expense on the term loan for the 3 months ended June 30, 2022 was $348,833.

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

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547. The loan forgiveness was granted by the SBA in May 2021. As at June 30, 2022, the balance of outstanding PPP loan is NIL (March 31, 2022: NIL).

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

During the three months ended June 30, 2022, the Company redeemed $328,904 preferred shares through cash. The total amount of the preferred shares redeemed and derivative liabilities derecognized was $296,032. The difference of redemption value of $328,904 and the carrying value of preferred shares on the day of redemption was $32,872 and was recognized as a deemed dividend distribution

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value.

Total $
Derivative liabilities as at March 31, 2022	352,402
Change in fair value of derivatives during the period	195,521
Reduction due to preferred shares redeemed	(10,605)
Derivative liabilities as at June 30, 2022	537,318

The lattice methodology was used to value the derivative components, using the following assumptions for the three months ended June 30, 2022:

Assumptions
Dividend yield	12%
Risk-free rate for term	2.13% - 2.54%
Volatility	94.4% - 101.9%
Remaining terms (Years)	1.50 to 3.01
Stock price ($ per share)	$1.23 to $1.77

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes, during the year ended March 31, 2021 (Note 5). As the warrant exercise price became final and locked, the derivative liabilities related to those warrants were marked to market and transferred to equity (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity.

Total
$

Balance at March 31, 2022	520,747

For the three months ended June 30, 2022
Conversion to common shares	(104,118)
Change in fair value of derivative liabilities	2,703

Balance at June 30, 2022	419,332

The monte-carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions for the three months ended June 30 2022:

Conversion and redemption features
Risk-free rate for term (%)	1.82 – 2.37
Volatility (%)	87.6 – 95.5
Remaining terms (Years)	0.50 – 0.63
Stock price ($ per share)	1.10 – 1.77

9. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a) Authorized stock

As at June 30, 2022, the Company is authorized to issue 125,000,000 (March 31, 2022 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2022 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2022 – 20,000) are designated shares of Series A preferred stock ($0.001 par value).

At June 30, 2022, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 51,685,752 (March 31, 2022 – 51,277,040); these were comprised of 50,219,034 (March 31, 2022 – 49,810,322) shares of common stock and 1,466,718 (March 31, 2022 – 1,466,718) exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding, held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement. The Company has also issued a Series A preferred stock, $0.001 par value; 20,000 shares have been designated as authorized (as at June 30 and March 31, 2022); 6,872 Series A preferred shares were issued and outstanding as at June 30, 2022 (March 31, 2022: 7,201).

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

Share issuances during the three months ended June 30, 2022

During the three months ended June 30, 2022, the Company issued 404,545 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $406,118 that composed of face value of convertible promissory notes in amount of $302,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $104,118. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $457,026. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $50,908 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

d) Shares to be issued

During the three months ended June 30, 2022, the Company removed 40,094 of previously to be issued shares, in connection with cancellation of warrant exercises from certain warrant holders. In addition, the Company recognized additional 11,792 shares to be issued for warrant exercise request received but not processed as of quarter end. As a result of the cancellation of to be issued shares, $42,500 was reduced from balance of shares to be issued, and the Company increased the balance of the shares to be issued by $12,500 upon the warrants exercise.

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

During the year ended March 31, 2022, the Company issued 212,594 warrants, including 25,000 as compensation for advisor and consultant services, and 187,594 as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair valued at $541,443, and recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital.

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

Warrant exercises and issuances during the three months ended June 30, 2022

During the three months ended June 30, 2022, the Company issued 53,827 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair valued at $77,414, and recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital.

Warrant issuances, exercises and expirations or cancellations during the three months ended June 30, 2022 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker and Other Warrants (1)	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Private Placement Warrants	Total
As at March 31, 2021	1,258,495	2,130,555	7,454,152	-	10,843,202

Less: Expired/cancelled	(150,841)	(298,333)	-	-	(449,174)
Less: Exercised	(662,389)	(242,500)	(555,029)	-	(1,459,918)
Add: Issued	430,940	212,594	-	-	643,534
As at March 31, 2022	876,205	1,802,316	6,899,123	-	9,577,644

Less: Expired/cancelled	-	-	(1,563,980)	-	(1,563,980)
Less: Exercised	-	-	(11,792)	-	(11,792)
Add: Issued	-	53,827	-	-	53,827-
As at June 30, 2022	876,205	1,856,143	5,323,351	-	8,055,698

Exercise Price	1.06 to 6.26	0.48 to 3.15	1.06 to 2.00
Expiration Date	July 2022 to January 2031	July 2022 to June 2032	January 2024 to February 2024

(1)	This includes 57,536 warrants issued to the term loan Lender (see Note 6, above).

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

During the three months ended June 30, 2022,  the Company granted 10,180 of options with a weighted average remaining contractual life of 10 years. The Company recorded stock-based compensation of $149,190 in connection with ESOP 2016 Plan (June 30, 2021 - $155,851), under general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities of the Company to June 30, 2022:

	Number of options	Weighted Average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069
Granted	2,610,647	1.0072
Exercised	-	-
Outstanding as of March 31, 2021	7,004,256	2.3268
Granted	596,458	1.5272
Expired	(56,433)	1.5937
Forfeited	(134,567)	1.5124
Exercised	-	-
Outstanding as of March 31, 2022	7,409,714	2.3466
Granted	10,180	1.7700
Exercised	-	-
Outstanding as of June 30, 2022	7,419,894	2.3458

The fair value of each option granted is estimated at the time of grant using the Black Scholes model using the following assumptions, for each of the respective fiscal year:

	2023	2022	2021	2020
Exercise price ($)	1.77	2.40 – 3.98	0.74-2.89	1.40-2.00
Risk free interest rate (%)	3.00 – 3.01	0.34 – 2.32	0.18 – 1.72	0.52-2.81
Expected term (Years)	5.5 – 6.5	2.0 – 10.0	2.0 – 10.0	2.0-3.0
Expected volatility (%)	109.3 – 119.5	106.6 – 129.9	106.8 – 129.9	97.8-141.1
Expected dividend yield (%)	0.00	0.00	0.00	0.00
Fair value of option ($)	1.438 – 1.565	1.19 – 3.52	0.72 - 1.72	0.76
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00	0.00

10. OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE OBLIGATIONS

The Company has one operating lease primarily for office and administration.

As of December 1, 2021, the Company entered into a new lease agreement. The Company paid $85,000 deposit that would be returned at the end of the lease.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied is 11.4%.

$
Balance at March 31, 2022	1,242,700
Amortization	(50,531)
Balance at June 30, 2022	1,192,169

Balance at March 31, 2022	1,330,338
Repayment and interest accretion	(49,510)
Balance at June 30, 2022	1,280,828

Current portion of operating lease obligation	219,033
Noncurrent portion of operating lease obligation	1,061,795

The operating lease expense was $121,735 for  the three months ended June 30, 2022 (June 30, 2021: $67,607) was included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at June 30, 2022

Less than one year	351,154
Beyond one year	1,279,787
Total undiscounted lease obligations	1,630,941

11. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). The Company recognized depreciation expense for these assets in the amount of $1,489 during the three months ended June 30, 2022.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2022	16,839	12,928	29,767
Additions	-	-	-
Balance at June 30, 2022	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2022	1,308	1,000	2,308
Depreciation for the quarter	842	647	1,489
Balance at June 30, 2022	2,150	1,647	3,797

Net book value
Balance at March 31, 2022	15,531	11,928	27,459
Balance at June 30, 2022	14,689	11,281	25,970

12. CONTINGENCIES

There are no unrecognized claims against the Company that were assessed as significant, which were outstanding as at June 30, 2022 and, consequently, no additional provision for such has been recognized in the consolidated financial statements during the three and nine months then ended.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 15, 2022, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

The Company issued 117,647 shares in connection with Series B convertible Note conversion request received subsequent to June 30, 2022. During the same period, the Company issued 22,772 shares to an advisor for contractual services rendered; it also issued 71,792 shares, which were part of the Company’s obligation of shares to be issued at of June 30, 2022, in connection with warrant exercise requests.

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

We developed our FDA-cleared Bioflux® MCT technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2021 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. We have expanded our sales efforts to 20 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

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

Full market release of the Bioflux MCT device for commercialization launched in April 2019, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we had launched sales in 29 U.S. states by June 30, 2022.

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

The Company recognized the following forms of revenue for the three months ended June 30, 2022 and 2021:

	For Three Months Ended June 30, 2022 $	For Three Months Ended June 30, 2021 $
Technology fee sales	1,889,982	1,464,937
Device sales	166,070	299,173
	2,056,052	1,764,110

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at June 30, 2022 and 2021.

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

Results of Operations

The Company earned revenues of $2.1 million for the three months ended June 30, 2022 compared to $1.8 million in the corresponding prior year period – a 17% increase.

During the three months ended June 30, 2022, the Company earned combined device sales and technology fee income totaling $2.1 million. This represents a 17% increase from the corresponding quarter of fiscal 2021. Although total gross revenues were flat compared to the immediately preceding three months ended March 31, 2022, when gross revenues were also $2.1 million, technology fees comprised a larger percentage of total revenues, at 91.9%; this represents a $425,000 increase in technology fees in the latest quarter compared to the corresponding prior year quarter, which is a 30% increase, and reflects increased technology fee revenue-producing activity. Revenues for the recent prior reporting periods reflected the continued impact of COVID on customer clinic operations and closures across the US. The Omicron variant afflicted many of the US states that the Company operates in. It also impeded the ability of company sales professionals from engaging in in-person sales meetings with their customers; and closures were compounded by the seasonally low vacation periods, and exacerbated by hurricanes that affected the southern US. Management anticipates increased demand for cardiac services in the coming quarters and this expectation is reflected in management’s decision to acquire additional professional sales talent and grow its sales force in order to support the continuous improvement in the growth trajectory of the Company’s revenues.

During the three months ended June 30, 2022, Biotricity incurred a net loss of $5.0 million and a comprehensive loss of approximately $4.8 million, compared to $5.9 million in the comparative period of fiscal 2021. This resulted in a net loss per common share of $0.098 per share for the three months ended June 30, 2022 (2021: $0.151).

For the three months ended June 30, 2022, Biotricity’s net loss included one-time expenses related to convertible note conversions, as well as one-time fair value adjustments on derivative liabilities. Normalized loss per common share, adjusted for these one-time expenses, are illustrated in the EBITDA and Adjusted EBITDA section below.

During the three months ended June 30, 2022, the Company experienced a gross margin of 60%. This is a lower percentage from the respective prior year quarter percentage of 66%, as a result of increased raw material costs and sales discounts provided to customers in order to generate increased volumes of sales, Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees, will become lower as a percentage of revenues as business sales volumes expand.

Three Months Ended June 30, 2022

Operating Revenues and Expenses

Operating Expenses

Total operating expenses for the three months ended June 30, 2022 were $5.7 million compared to $4.2 million respectively, for the corresponding period of the prior year, as further described below.

General and administrative expenses

Our general and administrative expenses for the three months ended June 30, 2022 was $4.9 million, compared to $3.6 million for the corresponding prior year period. The increase in general and administrative expenses was a result of investment made by the Company in building its professional sales force.

Research and development expenses

During the three months ended June 30, 2022 we incurred research and development expenses of $0.8 million, compared to $0.6 million for the corresponding prior year period. The increase in research and development activity is directly related to the development of new technologies for our ecosystem, as well as the development of continuous product enhancements to our existing products.

Other income, and loss upon convertible promissory notes conversion

During the three months ended June 30. 2022, we incurred Nil other income as compared to $8,782 other income in the corresponding prior year period.

In addition, we incurred loss of $0.05 million upon conversion of convertible notes, as compared to $0.03 million in the corresponding prior year period.

Accretion and amortization expense related to convertible notes and the term loan

During the three months ended June 30, 2022, we incurred accretion and amortization expense related to debt financing of $0.05 million, compared to $2.3 million in the prior year. The decrease compared to prior year’s comparative periods was a result of full amortization during the quarter ending March 31, 2022 for the debt discount related to Series A and Series B convertible notes. Therefore, there was no amortization of Series A and Series B convertible notes debt discount during the three months ended June 30, 2022. The remaining amortization in the three months ended June 30. 2022 related to the amortization of debt discount related to the SWK term loan.

Change in fair value of derivative liabilities

During the three months ended June 30, 2022, the Company recognized a loss of $0.2 million related to the change in fair value of derivative liabilities related to preferred shares and convertible notes. The company recognized a loss of $0.3 million in corresponding prior year period.

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

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items that related to one-time, non-recurring expenditures. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See notes in the table below for additional information regarding special items.

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

EBITDA and Adjusted EBITDA

	Three months ended June 30, 2022	Three months ended June 30, 2021
	$	$
Net loss attributable to common stockholders	(5,024,389)	(5,897,363)
Add:
Provision for income taxes	-	-
Interest expense	388,388	395,685
Depreciation expense	1,488	-
EBITDA	(4,634,512)	(5,501,678)

Add (Less)
Accretion expense related to convertible note conversion (1)	-	488,731
Other (income) expense related to convertible note conversion (2)	50,908	28,215
Fair value change on derivative liabilities (3)	198,224	298,983

Adjusted EBITDA	(4,385,381)	(4,685,749)

Weighted average number of common shares outstanding	51,440,944	39,095,637

Adjusted Loss per Share, Basic and Diluted	(0.085)	(0.120)

(1) This relates to one-time recognition of accretion expenses relate to the remaining debt discount balances on notes that were converted.

(2) This relates to one-time recognition of expenses reflecting the difference between the book value of the convertible note and relevant unamortized discounts, and the fair value of shares that the notes were converted into.

(3) Fair value changes on derivative liabilities corresponds to changes in the underlying stock value and thus does not reflect our day to day operations

Translation Adjustment

Translation adjustment for the three months ended June 30, 2022 was a loss of $0.2 million. The company recognized a loss of $0.07 million in the corresponding prior year period. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its first product. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at June 30, 2022, has an accumulated deficit of $98,061,531 (March 31, 2022 - $93,037,142). On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On June 30, 2022, the Company has a working capital surplus of $6,269,098 (March 31, 2022 – working capital deficiency of $10,455,997). Prior to listing on the Nasdaq Capital Market, The Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690 (face value $12,525,500). As of December 31, 2021, $11,048,000 face value of convertible notes issued during last fiscal year was converted into common shares. During fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan, and $250,000 through short term loans. During the fiscal quarter ended Sept 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loan. In connection with this loan, the Company and Lender also entered into a Guarantee and Collateral Agreement wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets. The Company and Lender also entered into an Intellectual Property Security Agreement dated December 21, 2021 wherein the Credit Agreement is also secured by the Company’s right title and interest in the Company’s Intellectual Property.

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

Net Cash Used in Operating Activities

During the three months ended June 30, 2022, we used cash in operating activities of $4.0 million compared to $2.7 million for the corresponding period of the prior year. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash from Financing Activities

Net cash used by financing activities was $0.8 million for the three months ended June 30, 2022, compared to $0.6 million net cash provided by financing activities for the three months ended June 30, 2021.

Net Cash Used in Investing Activities

Net cash used by investing activities was $Nil for the three months ended June 30, 2022 (June 30, 2021: Nil).

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from July 1 to August 12, the Company received conversion notices to convert $100,000 in convertibles notes into common shares. Pursuant to receipt of these conversion notices, the Company has processed the issuance of 117,647 common shares. During this same period, the Company has issued 71,792 common shares to convertible note investors who have exercised warrants issued in prior periods. Also, during this same period, the Company issued 22,772 common shares to consultants for services as compensation for services rendered. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of August 2022.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

