Form 10-Q
period 2022-09-30
BIOTRICITY INC.
filed 2022-11-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,682,726 shares of Common Stock, $0.001 par value, at November 14, 2022. As at that same date, the Company also has 1,466,718 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 52,149,444 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2022 (unaudited) AND MARCH 31, 2022 (audited)

(Expressed in US Dollars)

	As at September 30, 2022	As at March 31, 2022
	$	$
CURRENT ASSETS
Cash	2,497,804	12,066,929
Accounts receivable, net	2,008,774	2,006,678
Inventory	1,853,554	842,924
Deposits and other receivables	391,646	406,280
Total current assets	6,751,778	15,322,811

Deposits [Note 10]	85,000	85,000
Long-term accounts receivable	51,636	-
Property and equipment [Note 11]	24,482	27,459
Operating right-of-use lease asset [Note 10]	1,140,209	1,242,700
TOTAL ASSETS	8,053,105	16,677,970

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	2,635,498	2,595,747
Convertible promissory notes and short term loans [Note 5]	1,138,000	1,540,000
Derivative liabilities [Note 8]	387,338	520,747
Operating lease current liability [Note 10]	227,997	210,320
Total current liabilities	4,388,833	4,866,814

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	11,713,581	11,612,672
Derivative liabilities [Note 8]	701,636	352,402
Operating lease liability [Note 10]	1,001,891	1,120,018
TOTAL LIABILITIES	18,676,741	18,822,706

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at September 30, 2022 and March 31, 2022, respectively, 1 share issued and outstanding as at September 30, 2022 and March 31, 2022, respectively [Note 9]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at September 30, 2022 and March 31, 2022, respectively, 6,801 and 7,200 preferred shares issued and outstanding as at September 30, 2022 and as at March 31, 2022, respectively [Note 9]	7	7

Common stock, $0.001 par value, 125,000,000 authorized as at September 30, 2022 and March 31, 2022, respectively. Issued and outstanding common shares: 50,431,245 and 49,810,322 as at September 30, 2022 and March 31, 2022, respectively, and exchangeable shares of 1,466,718 and 1,466,718 outstanding as at September 30, 2022 and March 31, 2022, respectively [Note 9]	51,898	51,277
Shares to be issued 23,723 and 123,817 shares of common stock as at September 30, 2022 and March 31, 2022, respectively [Note 9]	24,999	102,299
Additional paid-in-capital	92,335,492	91,507,478
Accumulated other comprehensive loss	(70,135)	(768,656)
Accumulated deficit	(102,965,898)	(93,037,142)
Total stockholders’ deficiency	(10,623,636)	(2,144,736)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	8,053,105	16,677,970

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (unaudited)

(Expressed in US Dollars)

	3 Months Ended September 30, 2022	3 Months Ended September 30, 2021	6 Months Ended September 30, 2022	6 Months Ended September 30, 2021
	$	$	$	$

REVENUE	2,381,389	1,807,309	4,437,441	3,571,419

Cost of Revenue	1,101,152	672,711	1,932,075	1,266,740
NET REVENUE	1,280,237	1,134,598	2,505,366	2,304,679

EXPENSES
General and administrative expenses [Notes 5,6, 8, 9 and 10]	4,883,861	5,677,786	9,764,864	9,261,386
Research and development expenses	828,914	625,638	1,650,090	1,214,635
TOTAL OPERATING EXPENSES	5,712,775	6,303,424	11,414,954	10,476,021

Other (income)/expense [Note 8]	(2,891)	-	(2,891)	(14,058)
Loss upon convertible promissory notes conversion [Note 5 and 9 (c)]	40,020	816,929	90,928	850,420
Accretion and amortization expenses [Note 6]	50,839	5,164,719	100,909	7,499,886
Change in fair value of derivative liabilities [Note 8]	172,042	(397,584)	370,266	(98,601)
NET LOSS BEFORE INCOME TAXES	(4,692,548)	(10,752,890)	(9,468,800)	(16,408,989)

Income taxes	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(4,692,548)	(10,752,890)	(9,468,800)	(16,408,989)

Less: Preferred Stock Dividends	211,819	244,600	459,956	485,864
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(4,904,367)	(10,997,490)	(9,928,756)	(16,894,853)

Translation adjustment	465,517	11,663	698,521	18,223

COMPREHENSIVE LOSS	(4,438,850)	(10,985,827)	(9,230,235)	(16,876,630)

LOSS PER SHARE, BASIC AND DILUTED	(0.094)	(0.256)	(0.192)	(0.412)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	52,019,359	42,928,242	51,650,228	41,022,411

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (unaudited)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, June 30, 2022 (unaudited)	6,872	8	51,685,752	51,686	95,515	72,299	91,912,773	(535,652)	(98,061,531)	(6,560,418)
Preferred stock purchased via cash back	(70)	-	-	-	-	-	(60,619)	-	-	(60,619)
Conversion of convertible notes into common shares [Note 9]	-	-	117,647	118	-	-	175,176	-	-	175,294
Issuance of shares for services [Note 9]	-	-	22,772	23	-	-	30,264	-	-	30,287
Exercise of warrants for cash [Note 9]	-	-	71,792	72	(71,792)	(47,300)	47,228	-	-	-
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	77,332	-	-	77,332
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	153,338	-	-	153,338
Translation adjustment	-	-	-	-	-	-	-	465,517	-	465,517
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(4,692,548)	(4,692,548)
Preferred stock dividends	-	-	-	-	-	-	-	-	(211,819)	(211,819)
Balance, September 30, 2022 (unaudited)	6,802	8	51,897,963	51,898	23,723	24,999	92,335,492	(70,135)	(102,965,898)	(10,623,636)

			Common stock and				Additional	Accumulated other
	Preferred stock		exchangeable common shares		Shares to be Issued		paid in capital	comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2022 (audited)	7,201	8	51,277,040	51,277	123,817	102,299	91,507,478	(768,656)	(93,037,142)	(2,144,736)
Conversion of convertible notes into common shares [Note 9]	-	-	522,192	522	-	-	631,798	-	-	632,320
Preferred stock purchased back via cash	(399)	-	-	-	-	-	(346,046)	-	-	(346,046)
Issuance of shares for services [Note 9]	-	-	26,939	27	-	-	37,760	-	-	37,787
Exercise of warrants for cash [Note 9]	-	-	71,792	72	(100,094)	(77,300)	47,228	-	-	(30,000)
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	154,746	-	-	154,746
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	302,528	-	-	302,528
Translation adjustment	-	-	-	-	-	-	-	698,521	-	698,521
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(9,468,800)	(9,468,800)
Preferred stock dividends	-	-	-	-	-	-	-	-	(459,956)	(459,956)
Balance, September 30, 2022 (unaudited)	6,802	8	51,897,963	51,898	23,723	24,999	92,335,492	(70,135)	(102,965,898)	(10,623,636)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, June 30, 2021 (unaudited)	8,046	9	39,316,782	39,317	633,412	1,511,462	57,192,182	(627,626)	(68,715,051)	(10,599,707)
Issuance of common shares for private placement [Note 9]	-	-	69,252	69	-	-	249,931	-	-	250,000
Issuance of preferred shares for private placement [Note 8]	100	-	-	-	-	-	100,000	-	-	100,000
Derivative liabilities adjustment pursuant to issuance of preferred shares	-	-	-	-	-	-	(17,084)	-	-	(17,084)
Issuance of shares from uplisting [Note 9]	-	-	5,382,331	5,382	-	-	14,540,423	-	-	14,545,805
Conversion of convertible notes into common shares	-	-	3,647,084	3,647	274,785	1,338,485	11,637,575	-	-	12,979,707
Issuance of shares for services	-	-	181,666	182	81,522	255,979	568,433	-	-	824,594
Exercise of warrants for cash	-	-	194,017	194	23,584	25,000	308,370	-	-	333,564
Issuance of warrants for services	-	-	-	-	-	-	144,353	-	-	144,353
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	169,778	-	-	169,778
Cashless exercise of warrants	-	-	85,180	85	1,000	-	(85)	-	-	-
Translation adjustment	-	-	-	-	-	-	-	11,663	-	11,663
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(10,752,890)	(10,752,890)
Preferred stock dividends	-	-	-	-	-	-	-	-	(244,600)	(244,600)
Balance, September 30, 2021 (unaudited)	8,146	9	48,876,312	48,876	1,014,303	3,130,926	84,893,876	(615,963)	(79,712,541)	7,745,183

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2021 (audited)	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)
Issuance of common shares for private placement [Note 9]	-	-	69,252	69	-	-	249,931	-	-	250,000
Issuance of preferred shares for private placement [Note 9]	100	-	-	-	-	-	100,000	-	-	100,000
Derivative liabilities adjustment pursuant to issuance of preferred shares	-	-	-	-	-	-	(17,084)	-	-	(17,084)
Issuance of shares from uplisting [Note 9]	-	-	5,382,331	5,382	-	-	14,540,423	-	-	14,545,805
Conversion of convertible notes into common shares	-	-	3,848,688	3,849	602,059	2,528,987	12,117,134	-	-	14,649,970
Issuance of shares for services	-	-	181,666	182	81,522	255,979	568,433	-	-	824,594
Issuance of warrants for services	-	-	-	-	-	-	296,250	-	-	296,250
Exercise of warrants for cash	-	-	294,253	294	61,320	65,000	414,519	-	-	479,813
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	325,629	-	-	325,629
Cashless exercise of warrants	-	-	85,180	85	1,000	-	(85)	-	-	-
Translation adjustment	-	-	-	-	-	-	-	18,223	-	18,223
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(16,408,989)	(16,408,989)
Preferred stock dividends	-	-	-	-	-	-	-	-	(485,864)	(485,864)
Balance, September 30, 2021 (unaudited)	8,146	9	48,876,312	48,876	1,014,303	3,130,926	84,893,876	(615,963)	(79,712,541)	7,745,183

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

(Expressed in US Dollars)

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(9,468,800)	(16,408,989)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	302,528	325,629
Issuance of shares for services	37,787	824,594
Issuance of warrants for services	154,746	296,250
Accretion and amortization expenses	100,909	7,499,886
Change in fair value of derivative liabilities	370,266	(98,601)
Loss upon convertible promissory notes conversion	90,928	850,420
Property and equipment depreciation	2,977	-

Changes in operating assets and liabilities:
Accounts receivable, net	(53,732)	(77,875)
Inventory	(1,010,630)	154,402
Deposits and other receivables	(27,866)	(164,082)
Accounts payable and accrued liabilities	1,010,684	877,745
Net cash used in operating activities	(8,490,203)	(5,920,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred shares	(398,756)	-
Issuance of common shares	-	250,000
Issuance of preferred shares	-	100,000
Exercise of warrants for cash	12,500	479,813
Federally guaranteed loans	-	499,900
Proceeds from short term loan and promissory notes, net	-	(110,220)
Issuance of shares from uplisting	-	14,545,805
Preferred Stock Dividend	(719,742)	(370,891)
Net cash (used in) provided by financing activities	(1,105,998)	15,394,407

Effect of foreign currency translation	27,076	19,115
Net increase (decrease) in cash during the period	(9,569,125)	9,492,901
Cash, beginning of period	12,066,929	2,201,562
Cash, end of period	2,497,804	11,694,463

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 (Unaudited)

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

Liquidity and Basis of Presentation

The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at September 30, 2022, had an accumulated deficit of $102,965,898 and a working capital surplus of $2,362,945. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This may help facilitate better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these condensed consolidated financial statements. During the fiscal quarter ended June 30, 2021, the Company raised $499,900 through government EIDL loan. In addition, during the fiscal quarter ended September 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. Furthermore, during the fiscal quarter ended December 31, 2021, the Company raised an additional net proceeds of $11,756,563 through a term loan transaction (Note 6).

As we proceed with the commercialization of the Bioflux, Biotres, and Biocare product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China and spread globally, causing significant disruption to the global and US economy. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic. Though its operations have since returned to a normal state, the extent to which the COVID-19 pandemic will continue to affect the economy and the Company’s operations remains unclear and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of any future ongoing COVID-19 outbreaks, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. The measures taken to date may continue to impact the Company’s fiscal year 2023 business and potentially beyond. Management expects that all of its business segments, across all of its geographies, may be impacted to some degree, but the significance of the full long-term impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

Both the Bioflux mobile cardiac telemetry device, and the Biotres device are wearable devices. The cardiac data that the devices monitor and collect is curated and analyzed by the Company’s proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. Revenues earned are comprised of device sales revenues and technology fee revenues (technology as a service). The devices, together with their licensed software, are available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by the technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which are invoiced directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for device sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the statement of operations and included in other income; for revenue that is earned based on customer usage of the proprietary software to render a patient’s cardiac study, the Company recognizes revenue when the study ends based on a fixed billing rate. Costs associated with providing the services are recorded as the service is provided regardless of whether or when revenue is recognized.

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

The Company recognized the following forms of revenue for the six and three months ended September 30, 2022 and 2021:

	For Three Months Ended September 30, 2022 $	For Six Months Ended September 30, 2022 $	For Three Months Ended September 30, 2021 $	For Six Months Ended September 30, 2021 $
Technology fee sales	2,096,873	3,986,855	1,486,565	2,951,502
Device sales	284,516	450,586	320,744	619,917
	2,381,389	4,437,441	1,807,309	3,571,419

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

Significant accounting estimates and assumptions

The preparation of the condensed consolidated financial statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The estimates and related assumptions are based on previous experiences and other factors considered reasonable under the circumstances, the results of which form the basis for making the assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

When the forecasts indicate that sufficient future taxable income will be available to deduct the temporary differences, a deferred tax asset is recognized for all deductible temporary differences. Changes or differences in underlying estimates or assumptions may result in changes to the current or deferred income tax balances on the condensed consolidated balance sheets, a charge or credit to income tax expense included as part of net income (loss) and may result in cash payments or receipts. Judgment includes consideration of the Company’s future cash requirements in its tax jurisdictions. All income, capital and commodity tax filings are subject to audits and reassessments. Changes in interpretations or judgments may result in a change in the Company’s income, capital, or commodity tax provisions in the future. The amount of such a change cannot be reasonably estimated.

●	Incremental borrowing rate for lease

The determination of the Company’s lease obligation and right-of-use asset depends on certain assumptions, which include the selection of the discount rate. The discount rate is set by reference to the Company’s incremental borrowing rate. Significant assumptions are required to be made when determining which borrowing rates to apply in this determination. Changes in the assumptions used may have a significant effect on the Company’s condensed consolidated financial statements.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2022 and 2021.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the condensed consolidated balance sheet.

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 10 for further discussion.

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

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the condensed consolidated statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of April 1, 2017. In doing so, warrants with a down round feature previously treated as derivative liabilities in the condensed consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2030-20 Codification Improvements to Financial Instruments, An Amendment of the FASB Accounting Standards Codification: a)in ASU No. 2016-01, b) in Subtopic 820-10, c) for depository and lending institutions clarification in disclosure requirements, d) in Subtopic 470-50, e) in Subtopic 820-10, f) Interaction of Topic 842 and Topic 326, g) Interaction of the guidance in Topic 326 and Subtopic 860-20.The amendments in this Update represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For public business entities updates under the following paragraphs: a), b), d) and e) are effective upon issuance of this final update. The effective date for c) is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the new guidance will significantly impact its condensed consolidated financial statements.

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company does not expect that the new guidance will significantly impact its condensed consolidated financial statements.

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30, 2022 $	As at March 31, 2022 $
Accounts payable and deferred revenue	1,226,676	1,159,477
Accrued liabilities	1,408,822	1,436,270
Accounts payable and accrued liabilities	2,635,498	2,595,747

Accounts payable as at September 30, 2022 included $141,480 current account with a shareholder and executive (March 31, 2022: $2,851 due to shareholder and executive) of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

a)	As at September 30 and March 31, 2022, the Company had a promissory note balance of nil and a short term loan balance of nil. Consequently, general and administrative expenses for the three and six months ended September 30, 2022 included interest expense for those items of nil (September 30, 2021: $215,260 and $226,480) respectively.

b)	During the year ended March 31, 2021, the Company issued $11,275,500 (face value) in two series of convertible promissory notes (the “Series A Notes”) sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 12% per annum.

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

There was no conversion of Series A Notes during the six months ended September 30, 2022.

At September 30, 2022, the Company recorded $150,871 of interest accruals for the Series A Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

During the three and six months ended September 30, 2022, $100,000 and $402,000 (face value) of Series B Notes were converted into 117,647 and 522,192 common shares (Note 9 c).

At September 30, 2022, the Company recorded $78,608 of interest accruals for the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Total
$
Balance at March 31, 2022	1,540,000

Six months ended September 30, 2022
Conversion to common shares (Note 9)	(402,000)

Balance at September 30, 2022	1,138,000

In total, at September 30, 2022, the Company had issued $1,138,000 in convertible notes that remained outstanding to several noteholders beyond their contractual maturity date. These continued to accrue interest, and no repayment demands were received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently, and it is management’s expectation that all of these notes will eventually convert. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

General and administrative expenses include interest expense on the above debt instruments of $56,644 and $479,498 for the six months ended September 30, 2022 and 2021, respectively.

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

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted as debt discount, and amortized using the effective interest method. For six months ended September 30, 2022, the amortization of debt discount expense was in the amount of $100,909 and included in the accretion and amortization expenses.

Total interest expense on the term loan for the 6 months ended September 30, 2022 was $701,500.

On September 30, 2022, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

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

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547. The loan forgiveness was granted by the SBA in May 2021. As at September 30, 2022, the balance of outstanding PPP loan is NIL (March 31, 2022: NIL).

8. DERIVATIVE LIABILITIES

On December 19, 2019 and January 9, 2020, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in October 2019.

On May 22, 2020, another 215 Series A preferred shares were issued as a result of a combined transaction that included the conversion of $100,000 in promissory notes and $15,000 in accrued interest for 115 preferred shares, as well as a purchase of 100 preferred shares for cash proceeds of $100,000.

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

In addition, during the three months ended December 31, 2021, the Company converted $715,000 preferred shares into 288,756 common shares. The difference between the total amount of the preferred shares converted, derivative liabilities derecognized and unpaid interests at the time of conversion ($1,076,513), and the fair value of the common shares converted ($1,226,406) was $149,893 and was recognized as deemed dividend distribution.

During the three months ended June 30, 2022, the Company redeemed $328,904 preferred shares through cash. The total amount of the preferred shares redeemed and derivative liabilities derecognized was $296,032. The difference of redemption value of $328,904 and the carrying value of preferred shares on the day of redemption was $32,872 and was recognized as a deemed dividend distribution

During the three months ended September 30, 2022, the Company redeemed $69,852 preferred shares through cash. The total amount of the preferred shares redeemed and derivative liabilities derecognized was $65,062.  The difference of redemption value of $69,852 and the carrying value of preferred shares on the day of redemption was $4,790 and was recognized as a deemed dividend distribution.

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

Total $
Derivative liabilities as at March 31, 2022	352,402
Change in fair value of derivatives during the period	195,521
Reduction due to preferred shares redeemed	(10,605)
Derivative liabilities as at June 30, 2022	537,318
Change in fair value of derivatives during the period	168,762
Reduction due to preferred shares redeemed	(4,444)
Derivative liabilities as at September 30, 2022	701,636

The lattice methodology was used to value the derivative components, using the following assumptions:

Assumptions
Dividend yield	12%
Risk-free rate for term	3.25% - 3.80%
Volatility	85.4% - 98.4%
Remaining terms (Years)	1.32 to 2.75
Stock price ($ per share)	$0.80 to $1.00

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

Total
$

Balance at March 31, 2022	520,747

For the three months ended June 30, 2022
Conversion to common shares	(104,118)
Change in fair value of derivative liabilities	2,703

Balance at June 30, 2022	419,332
Conversion to common shares	(35,274)
Change in fair value of derivative	3,280
Balance at September 30, 2022	387,338

The monte-carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions:

Conversion and redemption features
Risk-free rate for term (%)	2.34 – 3.75
Volatility (%)	92.3 – 99.8
Remaining terms (Years)	0.50 – 0.75
Stock price ($ per share)	0.80 – 1.75

9. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a) Authorized stock

As at September 30, 2022, the Company is authorized to issue 125,000,000 (March 31, 2022 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2022 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2022 – 20,000) are designated shares of Series A preferred stock ($0.001 par value).

At September 30, 2022, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 51,897,963 (March 31, 2022 – 51,277,040); these were comprised of 50,431,245 (March 31, 2022 – 49,810,322) shares of common stock and 1,466,718 (March 31, 2022 – 1,466,718) exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding, held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement. The Company has also issued a Series A preferred stock, $0.001 par value; 20,000 shares have been designated as authorized (as at September 30 and March 31, 2022); 6,801 Series A preferred shares were issued and outstanding as at September 30, 2022 (March 31, 2022: 7,200).

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

c) Share issuances

Share issuances during the year ended March 31, 2022

During the year ended March 31, 2022, the Company issued 4,696,083 common shares (not including 19,263 shares that were part of to be issued shares from prior year conversions) in connection with conversion of convertible notes (Note 5(b)). The total amounts of debts settled is in amount of $14,522,812 that composed of face value of convertible promissory notes in amount of $10,309,000, carrying amount of conversion and redemption feature derived from notes in amount of $3,398,557 and unpaid interest in amount of $815,255. The fair value of the shares issued was determined based on the market price upon conversion and was in the amount of $15,678,454. The difference between amounts of debts settled and fair value of common shares issued was in the amount of $1,155,642 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

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

Share issuances during the three months ended June 30, 2022

During the three months ended June 30, 2022, the Company issued 404,545 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $406,118 that composed of face value of convertible promissory notes in amount of $302,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $104,118. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $457,025. The difference, that represented a loss on conversion between amounts of debt settled and fair value of common shares issued, was in the amount of $50,908 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

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

During the three months ended June 30, 2022, the Company issued 4,167 common shares for services received, with a fair value of $7,500.

Share issuances during the three months ended September 30, 2022

During the three months ended September 30, 2022, the Company issued 117,647 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $135,274 that composed of face value of convertible promissory notes in amount of $100,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $35,274. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $175,294. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $40,020 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

During the three months ended September 30, 2022, the Company issued 22,772 common shares for services received, with a fair value of $30,287.

d) Shares to be issued

During the three months ended September 30, 2022, the Company issued 71,792 in satisfaction of its obligation of shares to be issued, and moved $47,300 out of the shares to be issued account into the additional paid in capital account.

e) Warrant issuances and exercises

Warrant exercises and issuances during the year ended March 31, 2022

During the year ended March 31, 2022, 658,355 warrants were exercised pursuant to receipt of exercise proceeds of $872,292. 446,370 warrants were exercised pursuant to cashless warrant exercise. In addition, $103,950 warrant exercise proceeds receivable was recorded as part of deposit and other receivables as of March 31, 2022.

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

During the year ended March 31, 2022, the Company issued 373,404 share purchase warrants to underwriter. The warrants were not considered as a derivative instrument and were accounted as additional paid-in capital along with the uplisting transaction. The warrants were fair valued at $900,371. The fair value of these warrants was determined by using Black Scholes model, based on the following key inputs and assumptions: expiry date August 26, 2026, exercise price $3.75, rate of returns 0.77%, and volatility 111.9%.

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

Warrant exercises and issuances during the three months ended September 30, 2022

During the three months ended September 30, 2022, the Company issued 118,282 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair valued at $77,332, and recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital.

Warrant issuances, exercises and expirations or cancellations during the three months ended September 30, 2022 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker and Other Warrants (1)	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Total
As at March 31, 2021	1,258,495	2,130,555	7,454,152	10,843,202

Less: Expired/cancelled	(150,841)	(298,333)	-	(449,174)
Less: Exercised	(662,389)	(242,500)	(555,029)	(1,459,918)
Add: Issued	430,940	212,594	-	643,534
As at March 31, 2022	876,205	1,802,316	6,899,123	9,577,644

Less: Expired/cancelled	-	-	(1,563,980)	(1,563,980)
Less: Exercised	-	-	(11,792)	(11,792)
Add: Issued	-	53,827	-	53,827
As at June 30, 2022	876,205	1,856,143	5,323,351	8,055,699

Less: Expired/cancelled	(37,134)	(114,583)	-	(151,717)
Less: Exercised	-	-	-	-
Add: Issued	-	118,282	-	118,282
As at September 30, 2022	839,071	1,859,842	5,323,351	8,022,264

Exercise Price	1.06 to 6.26	0.48 to 3.15	1.06
Expiration Date	October 2022 to January 2031	Oct 2022 to Sept 2032	January 2024 to February 2024

(1)	This includes 57,536 warrants issued to the term loan Lender (see Note 6, above).

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

During the three months ended September 30, 2022, the Company granted 3,757 of options with a weighted average remaining contractual life of 10 years. The Company recorded stock-based compensation of $153,338 in connection with ESOP 2016 Plan (September 30, 2021 - $169,778), under general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities of the Company to September 30, 2022:

	Number of options	Weighted Average exercise price ($)
Granted	4,147,498	3.2306
Exercised	-	-
Outstanding as of March 31, 2018	4,147,498	3.2306
Granted	270,521	1.8096
Exercised	-	-
Outstanding as of March 31, 2019	4,418,019	3.1436
Granted	88,100	0.7763
Expired	(112,509)	2.723
Outstanding as of March 31, 2020	4,393,610	3.1069
Granted	2,610,646	1.0072
Exercised	-	-
Outstanding as of March 31, 2021	7,004,257	2.3268
Granted	596,458	1.5272
Expired	(56,433)	1.5937
Forfeited	(134,567)	1.5124
Exercised	-	-
Outstanding as of March 31, 2022	7,409,714	2.3466
Granted	10,180	1.7700
Exercised	-	-
Outstanding as of June 30, 2022	7,419,894	2.3458
Granted	3,757	2.2700
Outstanding as of September 30, 2022	7,423,651	2.3457

The fair value of each option granted is estimated at the time of grant using the Black Scholes model using the following assumptions, for each of the respective fiscal year:

	2023	2022	2021	2020
Exercise price ($)	0.80	2.40 – 3.98	1.40-2.00	1.40-2.00
Risk free interest rate (%)	4.06	0.34 – 2.32	0.18 – 1.72	0.52-2.81
Expected term (Years)	5.00	2.0 – 10.0	2.0 – 10.0	2.0-3.0
Expected volatility (%)	113.9	106.6 – 129.9	106.8 – 127.8	97.8-141.1
Expected dividend yield (%)	0.00	0.00	0.00	0.00
Fair value of option ($)	0.654	1.19 – 3.52	0.72	0.76
Expected forfeiture (attrition) rate (%)	0.00	0.00	0.00	0.00

10. OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company has one operating lease primarily for office and administration.

As of December 1, 2021, the Company entered into a new lease agreement. The Company paid $85,000 deposit that would be returned at the end of the lease.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied is 11.4%.

Right of Use Asset	$
Balance at March 31, 2022	1,242,700
Amortization	(102,491)
Balance at September 30, 2022	1,140,209

Lease Liability
Balance at March 31, 2022	1,330,338
Repayment and interest accretion	(100,450)
Balance at September 30, 2022	1,229,888

Current portion of operating lease liability	227,997
Noncurrent portion of operating lease liability	1,001,891

The operating lease expense was $89,717 and $211,452 for the three and six months ended September 30, 2022 (September 30, 2021: $60,826 and $128,254) was included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at September 30, 2022:

Less than one year	353,742
Beyond one year	1,190,920
Total undiscounted lease liability	1,544,662

11. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). The Company recognized depreciation expense for these assets in the amount of $1,489 and $2,977 during the three and six months ended September 30, 2022 (September 30, 2021: Nil):

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2022	16,839	12,928	29,767
Additions	-	-	-
Balance at September 30, 2022	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2022	1,308	1,000	2,308
Depreciation for Q1	842	647	1,489
Depreciation for Q2	842	647	1,489
Balance at September 30, 2022	2,992	2,294	5,286

Net book value
Balance at March 31, 2022	15,531	11,928	27,459
Balance at September 30, 2022	13,847	10,634	24,482

12. CONTINGENCIES

There are no unrecognized claims against the Company that were assessed as significant, which were outstanding as at September 30, 2022 and, consequently, no additional provision for such has been recognized in the condensed consolidated financial statements during the three and six months then ended.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 14, 2022, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

On October 13, 2022, the Company issued 146,218 shares related to conversion of $87,000 of Series B convertible notes.

On November 3, 2022, the Company issued 105,263 shares for services received.

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

Full market release of the Bioflux MCT device for commercialization launched in April 2019, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we had launched sales in 31 U.S. states by September 30, 2022.

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

During 2021 and the early part of 2022, the Company has also commercially launched its Bioheart technology, which is a consumer technology whose development was forged out of prior the development of the clinical technologies that are already part of the Company’s technology ecosystem, the BioSphere. In October 2022, the Company launched its Biocare Cardiac Disease Management Solution, after successfully piloting this technology in two facilities that provide cardiac care to more than 60,000 patients. This technology and other consumer technologies and applications such as the Biokit and Biocare have been developed to allow the Company to transform and use its strong cardiac footprint to expand into remote chronic care management solutions that will be part of the BioSphere. The technology puts actionable data into the hands of physicians in order to assist them in making effective treatment decisions quickly. In recognition of its product development, in November 2022, the Company’s Bioheart received recognition as one of Time Magazine’s Best Inventions of 2022.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the nine months ended December 31, 2021, the Company has continued to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse. The Company’s goal is to position itself as an all-in-one cardiac diagnostic and disease management solution. The Company continue continues to grow its data set of billions of patient heartbeats, allowing it to further develop its predictive capabilities relative to atrial fibrillation and arrythmias.

The Company identified the importance of recent developments in accelerating its path to profitability, including the launch of important new products identified, which have a ready market through cross-selling to existing large customer clinics, and large new distribution partnerships that allow the Company to sell into large hospital networks. Additionally, in September 2022, the Company was awarded a NIH Grant from the National Heart, Blood, and Lung Institute for AI-Enabled real-time monitoring, and predictive analytics for stroke due to chronic kidney failure. This is a significant achievement that broadens our technology platform’s disease space demographic. The grant will focus on Bioflux-AI, as an innovative system for real-time monitoring and prediction of stroke episodes in chronic kidney disease patients.

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

Both the Bioflux mobile cardiac telemetry device, and the Biotres device are wearable devices. The cardiac data that the devices monitor and collect is curated and analyzed by the Company’s proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. Revenues earned are comprised of device sales revenues and technology fee revenues (technology as a service). The devices, together with their licensed software, are available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by the technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which are invoiced directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for device sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the statement of operations and included in other income; for revenue that is earned based on customer usage of the proprietary software to render a patient’s cardiac study, the Company recognizes revenue when the study ends based on a fixed billing rate. Costs associated with providing the services are recorded as the service is provided regardless of whether or when revenue is recognized.

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

The Company recognized the following forms of revenue for the three and six months ended September 30, 2022 and 2021:

	For Three Months Ended September 30, 2022 $	For Six Months Ended September 30, 2022 $	For Three Months Ended September 30, 2021 $	For Six Months Ended September 30, 2021 $
Technology fee sales	2,096,873	3,986,855	1,486,565	2,951,502
Device sales	284,516	450,586	320,744	619,917
	2,381,389	4,437,441	1,807,309	3,571,419

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

Significant accounting estimates and assumptions

The preparation of the condensed consolidated financial statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The estimates and related assumptions are based on previous experiences and other factors considered reasonable under the circumstances, the results of which form the basis for making the assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

When the forecasts indicate that sufficient future taxable income will be available to deduct the temporary differences, a deferred tax asset is recognized for all deductible temporary differences. Changes or differences in underlying estimates or assumptions may result in changes to the current or deferred income tax balances on the condensed consolidated balance sheets, a charge or credit to income tax expense included as part of net income (loss) and may result in cash payments or receipts. Judgment includes consideration of the Company’s future cash requirements in its tax jurisdictions. All income, capital and commodity tax filings are subject to audits and reassessments. Changes in interpretations or judgments may result in a change in the Company’s income, capital, or commodity tax provisions in the future. The amount of such a change cannot be reasonably estimated.

●	Incremental borrowing rate for lease

The determination of the Company’s lease obligation and right-of-use asset depends on certain assumptions, which include the selection of the discount rate. The discount rate is set by reference to the Company’s incremental borrowing rate. Significant assumptions are required to be made when determining which borrowing rates to apply in this determination. Changes in the assumptions used may have a significant effect on the Company’s condensed consolidated financial statements.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2022 and 2021.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the condensed consolidated balance sheet.

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 12 for further discussion.

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of April 1, 2017. In doing so, warrants with a down round feature previously treated as derivative liabilities in the condensed consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2030-20 Codification Improvements to Financial Instruments, An Amendment of the FASB Accounting Standards Codification: a)in ASU No. 2016-01, b) in Subtopic 820-10, c) for depository and lending institutions clarification in disclosure requirements, d) in Subtopic 470-50, e) in Subtopic 820-10, f) Interaction of Topic 842 and Topic 326, g) Interaction of the guidance in Topic 326 and Subtopic 860-20.The amendments in this Update represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For public business entities updates under the following paragraphs: a), b), d) and e) are effective upon issuance of this final update. The effective date for c) is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the new guidance will significantly impact its condensed consolidated financial statements.

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company does not expect that the new guidance will significantly impact its condensed consolidated financial statements.

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Results of Operations

During the three and six months ended September 30, 2022, the Company earned combined device sales and technology fee income totaling $2.4 million and $4.4 million. This represents a 32% and a 24% increase from the corresponding quarter of fiscal 2021. Revenue growth has improved from recent prior reporting periods, which were affected by the impacted of COVID on customer clinic operations and closures across the US, including the Omicron variant which afflicted many of the US states that the Company operates in, which impeded the ability of company sales professionals to engage in certain in-person sales meetings with their customers; in these recent past periods, closures were compounded by the seasonally low vacation periods, and exacerbated by hurricanes that affected the southern US. Management anticipates increased demand for cardiac services in the coming quarters and this expectation is reflected in management’s decision to acquire additional professional sales talent in order to support the continuous improvement in the growth trajectory of the Company’s revenues.

During the three months and six months ended September 30, 2022, Biotricity incurred a net loss of $4.9 million and $9.9 million as well as a comprehensive loss of approximately $4.4 million and $9.2 million, compared to $11.0 million and $16.9 million in the comparative period of fiscal 2021. This resulted in a net loss per common share of $0.094 and $0.192 per share for the three months and six months ended September 30, 2022 (2021: $0.256 and $0.412).

For the three months and six months ended September 30, 2022, Biotricity’s net loss included one-time expenses related to convertible note conversions, as well as one-time fair value adjustments on derivative liabilities. Normalized loss per common share, adjusted for these one-time expenses, are illustrated in the EBITDA and Adjusted EBITDA section below.

During the three and six months ended September 30, 2022, the Company experienced a gross margin of 54% and 56%. The decrease in gross margin from the respective prior year periods (63% and 65%, respectively) was the result of decreased margins on device sales, which were affected by increased raw material and inventory handling costs, as well as increased device sales discounts provided to customers to accelerate technology revenue growth in future periods. Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees, will become lower as a percentage of revenues as business sales volumes expand, which it anticipates will improve and moderate gross margins.

Three and Six Months Ended September 30, 2022

Operating Revenues and Expenses

Operating Expenses

Total operating expenses for the three and six months ended September 30, 2022 were $5.7 million and $11.4 million and compared to $6.3 million and $10.5 million respectively, for the corresponding period of the prior year, as further described below.

General and administrative expenses

Our general and administrative expenses for the three and six months ended September 30, 2022 was $4.9 million and $9.8 million, compared to $5.7 million and $9.3 million for the corresponding prior year period. The decrease in general and administrative expenses in the three months ended September 30, 2022 was a result of the Company’s efforts to achieve cost control and capital efficiency.

Research and development expenses

During the three and six months ended September 30, 2022, we incurred research and development expenses of $0.8 million and $1.7 million compared to $0.6 million and $1.2 million for the corresponding prior year period. The increase in research and development activity is directly related to the development of new technologies for our ecosystem, as well as the development of continuous product enhancements to our existing products.

Other income, and loss upon convertible promissory notes conversion

During the three and six months ended September 30, 2022, we recognized $2,891 and $2,891 other income as compared to nil and $14,058 in the corresponding prior year period.

In addition, during the three and six months ended September 30, 2022, we incurred other losses of $40,020 and $90,928 upon conversion of convertible notes, as compared to $816,929 and $850,420 in the corresponding prior year period.

Accretion and amortization expense related to convertible notes and the term loan

During the three and six months ended September 30, 2022, we incurred accretion and amortization expense related to debt financing of $50,839 and $100,909, compared to $5.2 million and $7.5 million in the prior year. The decrease compared to prior year’s comparative periods was a result of full amortization during the quarter ending March 31, 2022 for the debt discount related to Series A and Series B convertible notes. Therefore, there was no amortization of Series A and Series B convertible notes debt discount during the three and six months ended September 30, 2022. The remaining amortization in the three and six months ended September 30. 2022 related to the amortization of debt discount related to the Company’s term loan.

Change in fair value of derivative liabilities

During the three and six months ended September 30, 2022, the Company recognized a loss of $0.2 million and $0.4 million related to the change in fair value of derivative liabilities related to preferred shares and convertible notes. The company recognized a gain of $0.4 million and $0.1 million in corresponding prior year period.

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization expenses (EBITDA) and Adjusted EBITDA, which are presented below, are non-generally accepted accounting principles (non-GAAP) measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability. EBITDA is calculated by adding back interest, taxes, depreciation and amortization expenses to net income.

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

EBITDA and Adjusted EBITDA
	6 months ended September 31, 2022	3 months ended September 30, 2022	6 months ended September 30, 2021	3 months ended September 30, 2021
	$	$	$	$
Net loss attributable to common stockholders	(9,928,756)	(4,904,367)	(16,894,853)	(10,997,490)
Add:
Provision for income taxes	-	-	-	-
Interest expense	791,940	403,551	784,470	388,785
Depreciation expense	2,976	1,488	-	-
EBITDA	(9,133,840)	(4,499,328)	(16,110,383)	(10,608,705)

Add (Less)
Accretion expense related to convertible note conversion (1)	-	-	4,225,389	3,736,658
Other (income) expense related to convertible note conversion (2)	90,928	40,020	845,144	816,929
Fair value change on derivative liabilities (3)	370,266	172,042	(98,601)	(397,584)
Uplisting transaction expense (4)	-	-	946,763	946,763

Adjusted EBITDA	(8,672,646)	(4,287,265)	(10,191,688)	(5,505,939)

Weighted average number of common shares outstanding	51,650,228	52,019,359	41,022,411	42,928,242

Adjusted Loss per Share, Basic and Diluted	(0.168)	(0.082)	(0.248)	(0.128)

(1) This relates to one-time recognition of accretion expenses relate to the remaining debt discount balances on notes that were converted.

(2) This relates to one-time recognition of expenses reflecting the difference between the book value of the convertible note and relevant unamortized discounts, and the fair value of shares that the notes were converted into.

(3) Fair value changes on derivative liabilities corresponds to changes in the underlying stock value and thus does not reflect our day to day operations

(4) Professional fees related to Company’s uplisting from OTC market to Nasdaq

Translation Adjustment

Translation adjustment for the three and six months ended September 30, 2022 was a gain of $0.5 million and $0.7 million. The company recognized a gain of $0.01 million and $0.02 million in the corresponding prior year period. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at September 30, 2022, has an accumulated deficit of $102,965,898 (March 31, 2022 - $93,037,142). On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On September 30, 2022, the Company has a working capital surplus of $2,362,945 (March 31, 2022 – working capital surplus of $10,455,997). Prior to listing on the Nasdaq Capital Market, The Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these condensed consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690 (face value $12,525,500). As of December 31, 2021, $11,048,000 face value of convertible notes issued during last fiscal year was converted into common shares. During fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan, and $250,000 through short term loans. During the fiscal quarter ended Sept 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loan. In connection with this loan, the Company and Lender also entered into a Guarantee and Collateral Agreement wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets. The Company and Lender also entered into an Intellectual Property Security Agreement dated December 21, 2021 wherein the Credit Agreement is also secured by the Company’s right title and interest in the Company’s Intellectual Property.

As we proceed with the commercialization of the Bioflux, Biotres and Biocare products and continue their development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the continuous commercialization and expansion of the technologies that will form part of its BioSphere eco-system. Based on the current known facts and assumptions, we believe our existing cash and cash equivalents, access to funding sources, along with anticipated near-term debt and equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of this report. We intend to seek and opportunistically acquire additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

Net Cash Used in Operating Activities

During the six months ended September 30, 2022, we used cash in operating activities of $8.5 million compared to $5.9 million for the corresponding period of the prior year. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash Used in Financing Activities

Net cash used by financing activities was $1.1 million for the six months ended September 30, 2022, compared to $15.4 million net cash provided by financing activities for the six months ended September 30, 2021.

Net Cash Used in Investing Activities

Net cash used by investing activities was $Nil for the six months ended September 30, 2022 (September 30, 2021: Nil).

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from July 1 to August 12, 2022 the Company received conversion notices to convert $100,000 in convertibles notes into common shares. Pursuant to receipt of these conversion notices, the Company has processed the issuance of 117,647 common shares. During this same period, the Company has issued 71,792 common shares to convertible note investors who have exercised warrants issued in prior periods. Also, during this same period, the Company issued 22,772 common shares to consultants for services as compensation for services rendered. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2022.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

