Form 10-Q
period 2022-12-31
BIOTRICITY INC.
filed 2023-02-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,047,864 shares of Common Stock, $0.001 par value, at February 14, 2023. As at that same date, the Company also has 1,466,718 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 52,514,582 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2022 (unaudited) AND MARCH 31, 2022 (audited)

(Expressed in US Dollars)

	As at December 31, 2022	As at March 31, 2022
	$	$
CURRENT ASSETS
Cash	451,421	12,066,929
Accounts receivable, net	1,975,403	2,006,678
Inventory	1,931,894	842,924
Deposits and other receivables	435,657	406,280
Total current assets	4,794,375	15,322,811

Deposits [Note 10]	85,000	85,000
Long-term accounts receivable	72,074	-
Property and equipment [Note 11]	22,994	27,459
Operating right-of-use lease asset [Note 10]	1,672,653	1,242,700
TOTAL ASSETS	6,647,096	16,677,970

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	3,490,426	2,595,747
Convertible promissory notes and short-term loans [Note 5]	3,125,637	1,540,000
Derivative liabilities [Note 8]	351,719	520,747
Operating lease current liability [Note 10]	322,882	210,320
Total current liabilities	7,290,664	4,866,814

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	11,764,642	11,612,672
Derivative liabilities [Note 8]	741,675	352,402
Operating lease liability [Note 10]	1,461,022	1,120,018
TOTAL LIABILITIES	22,128,803	18,822,706

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 authorized as at December 31, 2022 and March 31, 2022, respectively, 1 share issued and outstanding as at December 31, 2022 and March 31, 2022, respectively [Note 9]	1	1
Series A preferred stock, $0.001 par value, 20,000 authorized as at December 31, 2022 and March 31, 2022, respectively, 6,305 and 7,201 preferred shares issued and outstanding as at December 31, 2022 and as at March 31, 2022, respectively [Note 9]	6	7

Common stock, $0.001 par value, 125,000,000 authorized as at December 31, 2022 and March 31, 2022, respectively. Issued and outstanding common shares: 50,775,354 and 49,810,322 as at December 31, 2022 and March 31, 2022, respectively, and exchangeable shares of 1,466,718 and 1,466,718 outstanding as at December 31, 2022 and March 31, 2022, respectively [Note 9]	52,242	51,277
Shares to be issued 23,723 and 123,817 shares of common stock as at December 31, 2022 and March 31, 2022, respectively [Note 9]	24,999	102,299
Additional paid-in-capital	92,297,390	91,507,478
Accumulated other comprehensive loss	(142,958)	(768,656)
Accumulated deficit	(107,713,387)	(93,037,142)
Total stockholders’ deficiency	(15,481,707)	(2,144,736)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	6,647,096	16,677,970

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021 (unaudited)

(Expressed in US Dollars)

	3 Months Ended December 31, 2022	3 Months Ended December 31, 2021	9 Months Ended December 31, 2022	9 Months Ended December 31, 2021
	$	$	$	$

REVENUE	2,459,181	1,930,108	6,896,622	5,501,527

Cost of Revenue	1,057,215	1,105,271	2,989,290	2,372,011
NET REVENUE	1,401,966	824,837	3,907,332	3,129,516

EXPENSES
General and administrative expenses [Notes 5, 6, 9 and 10]	4,777,366	4,659,638	14,542,230	13,921,024
Research and development expenses	876,460	900,499	2,526,550	2,115,134
TOTAL OPERATING EXPENSES	5,653,826	5,560,137	17,068,780	16,036,158
LOSS FROM OPERATIONS	(4,251,860)	(4,735,300)	(13,161,448)	(12,906,642)

Other (expense) income [Note 3, 5]	(119,880)	40,512	(116,989)	54,558
Gain (loss) upon convertible notes conversion and repayment [Note 5 and 9 (d)]	5,391	(305,246)	(85,537)	(1,155,643)
Accretion and amortization expenses [Note 6]	(51,061)	(1,334,842)	(151,970)	(8,834,728)
Change in fair value of derivative liabilities [Note 8]	(99,705)	(774,773)	(469,971)	(676,182)
NET LOSS BEFORE INCOME TAXES	(4,517,115)	(7,109,649)	(13,985,915)	(23,518,637)

Income taxes	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(4,517,115)	(7,109,649)	(13,985,915)	(23,518,637)

Adjustment: Preferred Stock Dividends	(230,374)	(233,222)	(690,330)	(719,086)
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(4,747,489)	(7,342,871)	(14,676,245)	(24,237,723)

Translation adjustment	(72,823)	(20,064)	625,698	(1,841)

COMPREHENSIVE LOSS	(4,820,312)	(7,362,935)	(14,050,547)	(24,239,564)

LOSS PER SHARE, BASIC AND DILUTED	(0.091)	(0.149)	(0.283)	(0.554)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	52,142,669	49,168,264	51,814,972	43,747,569

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021 (unaudited)

(Expressed in US Dollars)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, September 30, 2022 (unaudited)	6,802	8	51,897,963	51,898	23,723	24,999	92,335,492	(70,135)	(102,965,898)	(10,623,636)
Conversion of convertible notes into common shares [Note 9]	-	-	238,846	239	-	-	211,363	-	-	211,602
Preferred stock purchased back via cash [Note 8]	(497)	(1)	-	-	-	-	(431,128)	-	-	(431,129)
Issuance of shares for services [Note 9]	-	-	105,263	105	-	-	112,526	-	-	112,631
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	77,780	-	-	77,780
Exchange of warrants for promissory notes	-	-	-	-	-	-	(71,768)	-	-	(71,768)
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	63,125	-	-	63,125
Translation adjustment	-	-	-	-	-	-	-	(72,823)	-	(72,823)
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(4,517,115)	(4,517,115)
Preferred stock dividends	-	-	-	-	-	-	-	-	(230,374)	(230,374)
Balance, December 31, 2022 (unaudited)	6,305	7	52,242,072	52,242	23,723	24,999	92,297,390	(142,958)	(107,713,387)	(15,481,707)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2022 (audited)	7,201	8	51,277,040	51,277	123,817	102,299	91,507,478	(768,656)	(93,037,142)	(2,144,736)
Conversion of convertible notes into common shares [Note 9]	-	-	761,038	761	-	-	843,161	-	-	843,922
Preferred stock purchased back via cash [Note 8]	(896)	(1)	-	-	-	-	(777,174)	-	-	(777,175)
Issuance of shares for services [Note 9]	-	-	132,202	132	-	-	150,286	-	-	150,418
Exercise of warrants for cash [Note 9]	-	-	71,792	72	(100,094)	(77,300)	47,228	-	-	(30,000)
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	232,526	-	-	232,526
Exchange of warrants for promissory notes	-	-	-	-	-	-	(71,768)	-	-	(71,768)
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	365,653	-	-	365,653
Translation adjustment	-	-	-	-	-	-	-	625,698	-	625,698
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(13,985,915)	(13,985,915)
Preferred stock dividends	-	-	-	-	-	-	-	-	(690,330)	(690,330)
Balance, December 31, 2022 (unaudited)	6,305	7	52,242,072	52,242	23,723	24,999	92,297,390	(142,958)	(107,713,387)	(15,481,707)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, September 30, 2021 (unaudited)	8,146	9	48,876,312	48,876	1,014,303	3,130,926	84,893,876	(615,963)	(79,712,541)	7,745,183
Conversion of convertible notes into common shares	-	-	207,516	208	-	-	875,105	-	-	875,313
Issuance of additional shares to convertible note holders	-	-	37,820	38	-	-	153,133	-	-	153,171
Conversion of preferred shares into common shares	(715)	(1)	-	-	288,756	1,198,914	(715,000)	-	-	483,913
Preferred stock purchased back via cash	(230)	-	-	-	-	-	(230,000)	-	-	(230,000)
Issuance of shares for services	-	-	131,522	132	(81,522)	(255,979)	398,348	-	-	142,501
Exercise of warrants for cash	-	-	42,500	43	11,792	12,500	26,608	-	-	39,151
Issuance of warrants for services	-	-	-	-	-	-	371,763	-	-	371,763
Stock based compensation - ESOP	-	-	-	-	-	-	100,650	-	-	100,650
Cashless exercise of warrants	-	-	361,190	361	-	-	-	-	-	361
Translation adjustment	-	-	-	-	-	-	-	(20,064)		(20,064)
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(7,109,649)	(7,109,649)
Preferred stock dividends	-	-	-	-	-	-	-	-	(233,222)	(233,222)
Balance, December 31, 2021 (unaudited)	7,201	8	49,656,860	49,657	1,233,329	4,086,361	85,874,483	(636,027)	(87,055,411)	2,319,071

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2021 (audited)	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)
Issuance of common shares for private placement	-	-	69,252	69	-	-	249,931	-	-	250,000
Issuance of preferred shares for private placement investors	100	-	-	-	-	-	100,000	-	-	100,000
Issuance of additional shares to convertible note holders	-	-	37,820	38	-	-	153,133	-	-	153,171
Issuance of shares from uplisting	-	-	5,382,331	5,382	-	-	14,540,423	-	-	14,545,805
Conversion of convertible notes into common shares	-	-	4,056,204	4,056	602,059	2,528,987	12,992,240	-	-	15,525,283
Conversion of preferred shares into common shares	(715)	(1)	-	-	288,756	1,198,914	(715,000)	-	-	483,913
Preferred stock purchased back via cash	(230)	-	-	-	-	-	(230,000)	-	-	(230,000)
Issuance of shares for services	-	-	313,188	313	-	-	966,779	-	-	967,092
Exercise of warrants for cash	-	-	336,753	337	73,112	77,500	441,127	-	-	518,964
Issuance of warrants for services	-	-	-	-	-	-	668,013	-	-	668,013
Derivative liabilities adjustment pursuant to issuance of preferred Shares	-	-	-	-	-	-	(17,084)	-	-	(17,084)
Stock based compensation - ESOP	-	-	-	-	-	-	426,280	-	-	426,280
Cashless exercise of warrants	-	-	446,370	446	1,000	-	(85)	-	-	361
Translation adjustment	-	-	-	-	-	-	-	(1,841)	-	(1,841)
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(23,518,637)	(23,518,637)
Preferred stock dividends	-	-	-	-	-	-	-	-	(719,086)	(719,086)
Balance, December 31, 2021 (unaudited)	7,201	8	49,656,860	49,657	1,233,329	4,086,361	85,874,483	(636,027)	(87,055,411)	2,319,071

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021 (UNAUDITED)

(Expressed in US Dollars)

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(13,985,915)	(23,518,637)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	365,653	426,280
Issuance of shares for services	150,418	967,092
Issuance of warrants for services	232,526	469,300
Accretion and amortization expenses	151,970	8,834,728
Change in fair value of derivative liabilities	469,971	676,182
Loss upon convertible promissory notes and preferred stock conversions, net	85,537	1,116,339
Loss on debt and warrant modification	126,158	-
Property and equipment depreciation	4,465	819

Changes in operating assets and liabilities:
Accounts receivable, net	(40,799)	(420,592)
Inventory	(1,088,970)	(87,341)
Deposits and other receivables	(71,877)	(176,958)
Accounts payable and accrued liabilities	1,931,196	1,304,505
Net cash used in operating activities	(11,669,667)	(10,408,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	-	(29,766)
Net cash used in investing activities	-	(29,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	250,000
Issuance of preferred shares	-	100,000
Redemption of preferred shares	(895,556)	(230,000)
Exercise of warrants for cash	12,500	518,964
Federally guaranteed loans	-	499,900
Repayment of convertible debentures and notes	(61,238)	(1,660,220)
Proceeds from short term loan and promissory notes, net	1,889,144	11,756,563
Issuance of shares from uplisting	-	14,545,805
Preferred Stock Dividend	(940,731)	(767,962)
Net cash provided by financing activities	4,119	25,013,050

Effect of foreign currency translation	50,040	13,783
Net (decrease) increase in cash during the period	(11,665,548)	14,575,001
Cash, beginning of period	12,066,929	2,201,562
Cash, end of period	451,421	16,790,346

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Biotricity Inc. (formerly MetaSolutions, Inc.) (the “Company” or “Biotricity”) was incorporated under the laws of the State of Nevada on August 29, 2012. iMedical Innovations Inc. (“iMedical”) was incorporated on July 3, 2014 under the laws of the Province of Ontario, Canada and became a wholly-owned subsidiary of Biotricity through reverse take-over on February 2, 2016.

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

Certain prior year amounts related to general and administrative expenses and other (expense) income line items on the condensed consolidated statements of operations and comprehensive loss have been reclassified to conform to the current year’s presentation.

Liquidity and Basis of Presentation

The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at December 31, 2022, had an accumulated deficit of $107,713,387 and a working capital deficiency of $2,496,289. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This may help facilitate better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these condensed consolidated financial statements. During the fiscal quarter ended June 30, 2021, the Company raised $499,900 through government EIDL loan. In addition, during the fiscal quarter ended September 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. Furthermore, during the fiscal quarter ended December 31, 2021, the Company raised an additional net proceeds of $11,756,563 through a term loan transaction (Note 6). During the fiscal quarter ended December 31, 2022, the Company raised short-term loans and promissory notes with net proceeds of $1,889,144 from various lenders.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

The Company recognized the following forms of revenue for the three and nine months ended December 31, 2022 and 2021:

	For Three Months Ended December 31, 2022 $	For Three Months Ended December 31, 2021 $	For Nine Months Ended December 31, 2022 $	For Nine Months Ended December 31, 2021 $
Technology fee sales	2,253,187	1,413,790	6,240,042	4,365,292
Device sales	205,994	266,318	656,580	886,235
Service-related and other revenue	-	250,000	-	250,000
Revenue	2,459,181	1,930,108	6,896,622	5,501,527

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, options, convertible promissory notes, convertible preferred stock, shares to be issued and restricted stock awards while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options, shares to be issued and restricted stock awards. Diluted earnings with respect to the convertible promissory notes and convertible preferred stock utilizing the if-converted method was not applicable during the periods presented as no conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, condensed consolidated balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholders’ deficiency. The Company has not, to the date of these condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Accounts Receivable

Accounts receivable consists of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the condensed consolidated balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

Preferred Shares Extinguishments

The Company accounted for preferred stock redemptions and conversions in accordance to ASU-260-10-S99. For preferred stock redemptions and conversion, the difference between the fair value of consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock is accounted as deemed dividend distribution and subtracted from net loss.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective for fiscal years beginning after December 15, 2022.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. There is no significant impact from adopting ASU 2019-12 on the Company’s financial condition, results of operations, and cash flows.

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company adopted this guidance for the fiscal year beginning April 1, 2022. There is no significant impact from adopting ASU 2021-04 on the Company’s financial condition, results of operations, and cash flows.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2022 $	As at March 31, 2022 $
Accounts payable and deferred revenue	2,383,657	1,159,477
Accrued liabilities	1,106,769	1,436,270
Accounts payable and accrued liabilities	3,490,426	2,595,747

Accounts payable as at December 31, 2022 included $203,525 current account with a shareholder and executive (March 31, 2022: $2,851 due to shareholder and executive) of the Company, primarily as a result of that individual’s role as an employee. These amounts are unsecured, non-interest bearing and payable on demand.

5. CONVERTIBLE NOTES AND SHORT-TERM LOANS

Total $
Balance at March 31, 2022	1,540,000

Conversion to common shares (Note 9)	(555,600)
Redemption of convertible notes	(53,250)
Convertible note extinguishment	(500,000)
New issuance of convertible note, net of discounts	556,864
New issuance of short-term loan and promissory notes, net of discounts	2,156,480
Repayment of short-term loans	(20,264)
Amortization of discounts	1,407

Balance at December 31, 2022	3,125,637

Interest expense on the above debt instruments was $69,930 and $126,574 for the three and nine months ended December 31, 2022, respectively, and $77,791 and $828,769 for the three and nine months ended December 31, 2021, respectively.

Series A Convertible Promissory Notes:

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

As at March 31, 2022, $700,000 of Series A Notes remained unconverted and outstanding, which was equal to the face value of the relevant convertible notes. There was no conversion of Series A Notes during the nine months ended December 31, 2022.

On December 30, 2022, the Company exchanged $500,000 of Series A Notes along with its outstanding interest accrual of $121,500 into a new convertible note with the same note holder. The new convertible note has principal of $621,500, stated interest rate of 12%, as well as option to convert outstanding principal and accrued interest at the conversion price, calculated at 75% multiplied by the average of the three lowest closing prices during the previous ten trading days prior to the receipt of the conversion notice. The new convertible note matures on December 30, 2023. The Company had concluded that this exchange transaction is an extinguishment of the original convertible note. Therefore, the Company recorded the new convertible note at fair value, which was its face value of $621,500 net of a discount of $64,636. The difference between the fair value of the original convertible note immediately prior to the extinguishment and the fair value of the new convertible note is $64,636. This amount was recorded as a gain upon debt extinguishment and was included in other income on the income statement. In addition, the Company had assessed fair value of the derivative liability associated with the conversion option on the original note immediately before the modification, as well as the fair value of the derivative liability associated with the new convertible note. The difference $14,083 was recognized as other expense [Note 8].

As of December 31, 2022, the Company recorded $50,400 of interest accruals for the Series A Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Series B Convertible Notes

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

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

During the three and nine months ended December 31, 2022, $153,600 and $555,600 (face value) of Series B Notes were converted into 238,846 and 746,957 common shares (Note 9 d).

During the three and nine months ended December 31, 2022, $53,250 (face value) of Series B Notes were redeemed by cash payment of $61,238. The redemption price was determined in accordance to the Series B note agreement, where the Company has an option to redeem the note at 115% of its principal value instead of converting the note upon receipt of a conversion notice. The difference between the redemption cash payment and the book value of the note redeemed, including the derivative liability associated to the note, was $9,991, and was recognized as a gain upon convertible note repayment.

As of December 31, 2022, the Company recorded accrued interest in the amount of $82,509 related to the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

In total, as at December 31, 2022, the Company had issued $200,000 and $231,150 for Series A and Series B notes, respectively, that remained outstanding beyond their contractual maturity date. These continued to accrue interest, and no repayment demands were received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently, and it is management’s expectation that all of these notes will eventually convert. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Other Short-term loans and Promissory Notes

During the three months ended December 31, 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of December 31, 2022, the amount of principal outstanding was $380,500. The remaining unamortized issuance cost discount was $9,392.

The Company has an option to repay the loan earlier to receive a discount on total repayment. If the Company repays within 30 days, the total repayment is $512,000. If the Company repays within 60 days, the total repayment is $520,000. If the Company repays within 90 days, the total repayment is $528,000. During the three months ended December 31, 2022, the Company also entered into a short term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($14,999 for the first four weeks, and $1,120,000 in the aggregate). As of December 31, 2022, the amount of principal and interest outstanding under this agreement was $799,236 and the remaining unamortized issuance cost discount was $31,200. The Company has an option to repay the loan earlier and receive a discount on total repayment. The total repayment amount becomes $920,000 if repaid within 30 days, $944,000 if repaid within 60 days, $968,000 if repaid within 90 days, $1,000,000 if repaid within 120 days, and $1,088,000 if repaid within 150 days.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matures on December 15, 2023, when the Principal Amount is due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of December 31, 2022, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $6,575. Also in December 2022, the Company received a short-term loan in the amount of $150,000 from an individual investor. There was no interest or issuance cost associated with the latter loan, which was repaid in January 2023.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

On December 30, 2022, the Company extinguished 306,604 warrants (Note 9f) that were originally issued to Series A Convertible Note holders, and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and matures on June 30, 2023. The Company is obligated to repay 50% of the principal balance on March 31, 2023, and the rest of the promissory notes on the maturity date. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and will be amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. The difference between these fair values is $176,711, and was recognized as other expense on the income statement. As of December 31, 2022, the amount of principal outstanding on the new note was $270,000, and the remaining unamortized discount was $21,521.

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’), wherein the Company has borrowed $12,000,000, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due on each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests by using the proceeds from the loan.

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted as debt discount, and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. For the three and nine months ended December 31, 2022, the amortization of debt discount expense was $51,061 and $151,970 respectively.

Total interest expense on the term loan for the three and nine months ended December 31, 2022 was $335,242 and $1,054,166, respectively (three and nine months ended December 31, 2022: $38,333 and $38,333).

On December 31, 2022, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

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

7. FEDERALLY GUARANTEED LOANS

Economic Injury Disaster Loan (“EIDL”)

In April 2020, the Company received $370,900 from the U.S. Small Business Administration (SBA) under the captioned program. The loan has a term of 30 years and an interest rate of 3.75% per annum, without the requirement for payment in its first 12 months. The Company may prepay the loan without penalty at will.

In May 2021, the Company received an additional $499,900 from the SBA under the same terms.

As at December 31, 2022, the Company recorded accrued interest of $60,520 for the EIDL loan (December 31, 2021: $36,181).

Interest expense on the above loan was $8,231 and $24,602 for the three and nine months ended December 31, 2022, respectively, and $8,231 and $36,181 for the three and nine months ended December 31, 2021, respectively.

Payment Protection Program (“PPP”) Loan

In May 2020, Biotricity received loan proceeds of $1,200,000 (the “PPP Loan”) under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company met the criteria for the loan forgiveness and applied for the loan forgiveness in March 2021. For the year ended March 31, 2021, the Company recognized the loan forgiveness as a reduction to payroll expense in the amount of $1,156,453 and a reduction to the rent expense of $43,547. The loan forgiveness was granted by the SBA in May 2021. As at December 31, 2022, the balance of outstanding PPP loan is NIL (March 31, 2022: NIL).

8. DERIVATIVE LIABILITIES

On December 19, 2019 and January 9, 2020, the Company issued 7,830 Series A preferred shares; 6,000 of these were issued for cash proceeds of $6,000,000 and 1,830 of these were issued on conversion of $1,830,000 of promissory notes that had previously been issued for cash proceeds in October 2019.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

On May 22, 2020, another 215 Series A preferred shares were issued as a result of a combined transaction that included the conversion of $100,000 in promissory notes and $15,000 in accrued interest for 115 preferred shares, as well as a purchase of 100 preferred shares for cash proceeds of $100,000.

During the three months ended September 30, 2021, an additional 100 Series A preferred shares were issued for cash proceeds of $100,000 (Note 9 d).

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

During the three months ended December 31, 2022, the Company redeemed $496,800 preferred shares through cash. The total amount of the preferred shares redeemed and derivative liabilities derecognized was $469,116. The difference of redemption value of $496,800 and the carrying value of preferred shares on the day of redemption was $27,684 and was recognized as a deemed dividend distribution.

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

	Fiscal Year 2023 $	Fiscal Year 2022 $
Derivative liabilities as at March 31, 2022 and 2021	352,402	410,042
Change in fair value of derivatives during the period	195,521	(203,525)
Reduction due to preferred shares redeemed	(10,605)	-
Derivative liabilities as at June 30, 2022 and 2021	537,318	206,517
New issuance	-	17,084
Change in fair value of derivatives during the period	168,762	(101,173)
Reduction due to preferred shares redeemed	(4,444)	-
Derivative liabilities as at September 30, 2022 and 2021	701,636	121,828
Change in fair value of derivatives during the period	78,026	644,774
Reduction due to preferred shares redeemed	(37,987)	(479,791)
Derivative liabilities as at December 31, 2022 and 2021	741,675	286,811

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

The lattice methodology was used to value the derivative components, using the following assumptions:

December 2022
Dividend yield (%)	12
Risk-free rate for term (%)	4.18 – 4.36
Volatility (%)	92.7 – 93.6
Remaining terms (Years)	1.00 to 2.50
Stock price ($ per share)	0.45 to 0.72

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

	Fiscal Year 2023 $	Fiscal Year 2022 $

Balance at March 31, 2022 and 2021	520,747	3,633,856
Conversion to common shares	(104,118)	(403,108)
Change in fair value of derivative liabilities	2,703	502,508
Balance at June 30, 2022 and 2021	419,332	3,733,256
Conversion to common shares	(35,274)	(2,744,711)
Change in fair value of derivative	3,280	(295,801)
Balance at September 30, 2022 and 2021	387,338	692,744
Convertible note modification	14,083	-
Convertible note redemption	(17,979)	-
Conversion to common shares	(53,402)	(250,738)
Change in fair value of derivative	21,679	129,999
Balance at December 31, 2022 and 2021	351,719	572,005

The monte-carlo methodology was used to value the convertible note derivative components, using the following assumptions:

December 2022
Risk-free rate for term (%)	3.74 - 4.37
Volatility (%)	90.4 - 99.6
Remaining terms (Years)	0.50 - 0.75
Stock price ($ per share)	0.50 - 1.00

9. STOCKHOLDERS’ EQUITY (DEFICIENCY)

a) Authorized stock

As at December 31, 2022, the Company is authorized to issue 125,000,000 (March 31, 2022 – 125,000,000) shares of common stock ($0.001 par value) and 10,000,000 (March 31, 2022 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which are designated shares of Series A preferred stock ($0.001 par value) as of December 31, 2022 and March 31, 2022.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

At December 31, 2022, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 52,242,072 (March 31, 2022 – 51,277,040); these were comprised of 50,775,354 (March 31, 2022 – 49,810,322) shares of common stock and 1,466,718 (March 31, 2022 – 1,466,718) exchangeable shares. There is currently one share of the Special Voting Preferred Stock issued and outstanding, held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement. The Company has also issued a Series A preferred stock, $0.001 par value; 20,000 shares have been designated as authorized (as at December 31, 2022 and March 31, 2022); 6,305 Series A preferred shares were issued and outstanding as at December 31, 2022 (March 31, 2022: 7,201).

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

c) Series (A) Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of December 31, 2022 and March 31, 2022 was 6,305 and 7,201, respectively.

The Series A Preferred Stock is junior to the Company’s existing undesignated preferred stock, and unless otherwise set forth in the applicable certificate of designations, shall be junior to any future issuance of preferred stock. The purchase price (the “Purchase Price”) for the Series A Preferred Stock to date has been $1,000 per share. Except as otherwise expressly required by law, the Series A Preferred Stock does not have voting rights and does not have any liquidation rights.

Preferred Stock Dividends

Dividends shall be paid at the rate of 12% per annum of the amount of the Series A Preferred Stockholder’s (the “Holder”) Purchase Price. Dividends shall be paid quarterly unless the Holder and the Company mutually agree to accrue and defer any such dividend.

Conversion

The Series A Preferred Stock is convertible into shares of common stock commencing 24 months after the issuance date of the Series A Preferred Stock. Upon which, on a monthly basis, up to 5% of the aggregate amount of the Purchase Price can be converted (subject to adjustment for changes in the Holder’s ownership of the underlying Series A Preferred Stock). The conversion price is equal to the greater of $.001 or a 15% discount to the volume-weighted average price (“VWAP”) of the Company’s common stock five Trading Days immediately prior to the conversion date (the “Conversion Rate). Additionally, subject to certain provisions, the Holder may exchange its Series A Preferred Stock into any common stock financing being conducted by the Company at a 15% discount to the pricing of that financing.

Other Adjustments and Rights

● The Conversion Rate (and shares issuable upon conversion of the Series A Preferred Stock) will be appropriately adjusted to reflect stock splits, stock dividends business combinations and similar recapitalization.

● The Holders shall be entitled to a proportionate share of certain qualifying distributions on the same basis as if they were holders of the Company’s common stock on an as converted basis.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

Company Redemption

The Company may redeem all or part of the outstanding Series A Preferred Stock after one year from the date of issuance by paying an amount equal to the aggregate Purchase Price paid, adjusted for any reduction in Series A Preferred Stock holdings, multiplied by 110% plus accrued dividends

d) Share issuances

Share issuances during the year ended March 31, 2022

During the year ended March 31, 2022, the Company issued 4,696,083 common shares (not including 19,263 shares that were part of to be issued shares from prior year conversions) in connection with conversion of convertible notes. The total amounts of debts settled is in amount of $14,522,812 that composed of face value of convertible promissory notes in amount of $10,309,000, carrying amount of conversion and redemption feature derived from notes in amount of $3,398,557 and unpaid interest in amount of $815,255. The fair value of the shares issued was determined based on the market price upon conversion and was in the amount of $15,678,454. The difference between amounts of debts settled and fair value of common shares issued was in the amount of $1,155,642 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

During the year ended March 31, 2022, the Company issued 658,355 common shares in connection with warrant exercises for cash, and 446,370 common shares in connection with cashless warrant exercises (Note 9f). In addition, the Company issued 451,688 common shares for services provided (not including 250,000 that were part of to be issued shares from prior year commitment). The fair value of common shares issued for services provided was $1,414,449. The fair value of common shares was determined based on the fair value on the date of approval of common share issuance.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

Share issuances during the three months ended December 31, 2022

During the three months ended December 31, 2022, the Company issued 238,846 common shares in connection with the conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $207,002 that composed of face value of convertible promissory notes in amount of $153,600 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $53,402. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $211,602. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $4,600 and was recorded as loss on conversion of convertible promissory notes in condensed consolidated statements of operations and comprehensive loss.

In addition, the Company issued 105,263 common shares for services received with a fair value of $112,631 which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

e) Shares to be issued

During the nine months ended December 31, 2022, the Company issued 100,094 shares in satisfaction of its obligation of shares to be issued, and moved $77,300 out of the shares to be issued account into the additional paid in capital account.

f) Warrant issuances, exercises and other activity

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

Warrant issuances and exchanges into other securities during the three months ended December 31, 2022

During the three months ended December 31, 2022, the Company issued 218,785 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The fair value of the warrants at issuance was $77,780 and was recognized as a general and administrative expense, with a corresponding credit to additional paid-in capital. In addition, the Company added 312,500 warrants to its outstanding warrant schedule in connection with warrants issued to Series B convertible note holders. This has no impact on paid-in capital as the fair value of warrants were already accounted for as part of the original Series B convertible note issuance accounting entries. Lastly, the Company extinguished and exchanged 306,604 warrants for promissory notes [Note 5] that resulted in an adjustment to additional paid-in capital in the amount of $71,768.

Warrant issuances, exercises and expirations or cancellations during the three months ended December 31, 2022 and preceding periods resulted in warrants outstanding at the end of those respective periods as follows:

	Broker and Other Warrants	Consultant Warrants	Warrants Issued on Conversion of Convertible Notes	Total
As at March 31, 2022	876,205	1,802,316	7,211,623	9,890,144

Less: Expired/cancelled	-	-	(1,563,980)	(1,563,980)
Less: Exercised	-	-	(11,792)	(11,792)
Add: Issued	-	53,827	-	53,827
As at June 30, 2022	876,205	1,856,143	5,635,851	8,368,199

Less: Expired/cancelled	(37,134)	(114,583)	-	(151,717)
Less: Exercised	-	-	-	-
Add: Issued	-	118,282	-	118,282
As at September 30, 2022	839,071	1,859,842	5,635,851	8,334,764

Less: Expired/cancelled	-	(278,000)	-	(278,000)
Less: Exercised	-	-	(306,604)	(306,604)
Add: Issued	-	218,785	-	531,285
As at December 31, 2022	839,071	1,800,627	5,329,247	7,968,945

Exercise Price	$1.06 to $6.26	$0.45 to $3.15	$1.06 to $1.50
Expiration Date	August 2026 to January 2031	January 2023 to December 2032	January 2024 to February 2024

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

g) Stock-based compensation

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

During the three months ended December 31, 2022, the Company granted no new options. The Company recorded stock-based compensation of $63,125 in connection with ESOP 2016 Plan (December 31, 2021 - $100,650), under general and administrative expenses with corresponding credit to additional paid in capital.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

The following table summarizes the stock option activities of the Company to December 31, 2022:

	Number of options	Weighted Average exercise price ($)
Outstanding as of March 31, 2022	7,409,714	2.3466
Granted	10,180	1.7700
Exercised	-	-
Outstanding as of June 30, 2022	7,419,894	2.3458
Granted	3,757	2.2700
Outstanding as of September 30, 2022	7,423,651	2.3457
Granted	-	-
Expired	(16,733)	1.3671
Forfeited	(88,084)	1,9710
Exercised	-	-
Outstanding as of December 31, 2022	7,318,834	2.3509

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

The fair value of each option granted is estimated at the time of grant using the Black Scholes model using the following assumptions, for each of the respective fiscal year:

	Fiscal Year 2023	Fiscal Year 2022
Exercise price ($)	1.77 – 2.27	2.40 – 3.98
Risk free interest rate (%)	3.00 – 4.06	0.34 – 2.32
Expected term (Years)	5 – 6.5	2.0 – 10.0
Expected volatility (%)	107.7 – 119.5	106.6 – 129.9
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	0.36 – 1.57	1.19 – 3.52
Expected forfeiture (attrition) rate (%)	0.00	0.00

10. OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company has one operating lease primarily for office and administration.

During December 2021, the Company entered into a new lease agreement. The Company paid $85,000 deposit that would be returned at the end of the lease. In December 2022, the Company started a new lease with an additional suite in the same premise as the existing lease.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied is 11.4%.

Right of Use Asset	$
Balance at March 31, 2022	1,242,700
New leases	685,099
Amortization	(255,146)
Balance at December 31, 2022	1,672,653

Lease Liability	$
Balance at March 31, 2022	1,330,338
New leases	685,099
Repayment and interest accretion	(231,533)
Balance at December 31, 2022	1,783,904

Current portion of operating lease liability	322,882
Noncurrent portion of operating lease liability	1,461,022

The operating lease expense was $53,286 and $264,738 for the three and nine months ended December 31, 2022, respectively. (December 31, 2021: $119,465 and $255,020) was included in the general and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at December 31, 2022:

Calendar year	$
2023	505,696
2024	552,293
2025	600,288
2026	565,359
2027 and beyond	-
Total undiscounted lease liability	2,223,636
Less imputed interest	(439,732)
Total	1,783,904

11. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). The Company recognized depreciation expense for these assets in the amount of $1,487 and $4,465 during the three and nine months ended December 31, 2022 (December 31, 2021: $819, $819):

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2022	16,839	12,928	29,767
Additions	-	-	-
Balance at December 31, 2022	16,839	12,928	29,767

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (Unaudited)

(Expressed in US dollars)

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2022	1,308	1,000	2,308
Depreciation for Q1	842	647	1,489
Depreciation for Q2	842	647	1,489
Depreciation for Q3	841	646	1,487
Balance at December 31, 2022	3,833	2,940	6,773

Net book value
Balance at March 31, 2022	15,531	11,928	27,459
Balance at December 31, 2022	13,006	9,988	22,994

12. CONTINGENCIES

There are no unrecognized claims against the Company that were assessed as significant, which were outstanding as at December 31, 2022 and, consequently, no additional provision for such has been recognized in the condensed consolidated financial statements during the three and nine months then ended.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 14, 2023, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

On January 23, 2023, the Company issued a new convertible note to an individual in the amount of $2,000,000 (“principal amount”). This note bears interest with a fixed rate of 10% for its entire 18-month term, paid in advance through the issuance of common stock. On January 23, the company issued 270,270 shares to this individual in payment of this interest, using a share price of $0.74 per share, which is a strike price equal to the lowest Company stock price on the note issuance date. The note maybe repaid in cash, or via conversion of note principal, subject to mutual consent of the Company and the note holder, at 15% discount to the stock’s VWAP on the conversion date. In addition, the note holder has the option to convert, after a qualified financing through the earlier of the prepayment date or maturity date, all of the outstanding principal and accrued interest thereon, based upon a conversion price equal to a 20% discount to the lessor of (i) the actual price per new round of stock based on qualified financing, (ii) if there be no qualified financing as of the maturity date, by mutual consent and election of the Company and the note holder, at 15% discount to average VWAP for ten consecutive trading days immediately prior to the maturity date.

BIOTRICITY INC.

FORM 10-Q

DECEMBER 31, 2022

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

Full market release of the Bioflux MCT device for commercialization launched in April 2019, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we had launched sales in 31 U.S. states by December 31, 2022.

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

During 2021, the Company also announced that it received a 510(k) clearance from the FDA for its Bioflux Software II System, engineered to improve workflows and reduce estimated analysis time from 5 minutes to 30 seconds. ECG monitoring requires significant human oversight to review and interpret incoming patient data to discern actionable events for clinical intervention, highlighting the necessity of driving operational efficiency. This improvement in analysis time reduces operational costs and allows the company to continue to focus on excellent customer service and industry-leading response times to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales.

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

Results of Operations

During the three and nine months ended December 31, 2022, the Company earned combined device sales and technology fee income totaling $2.5 million and $6.9 million. This represents a 27% and a 25% increase from the corresponding comparable periods in fiscal 2021, respectively. Revenue growth has improved from recent prior reporting periods, which were affected by the impacted of COVID on customer clinic operations and closures across the US, including the Omicron variant which afflicted many of the US states that the Company operates in, and impeded the ability of company sales professionals to engage in certain in-person sales meetings with their customers.

During the three months and nine months ended December 31, 2022, we incurred a net loss (prior to the adjustment for preferred stock dividends) of $4.5 million and $14.0 million, respectively, as well as a comprehensive loss of approximately $4.8 million and $14.1 million, respectively. During the three months and nine months ended December 31, 2021, we incurred a net loss (prior to the adjustment for preferred stock dividends) of $7.1 million and $23.5 million, respectively, as well as a comprehensive loss of approximately $7.4 million and $24.2 million, respectively. This resulted in a net loss per common share of $0.091 and $0.283 per share for the three months and nine months ended December 31, 2022, respectively (2021: $0.149 and $0.554).

For the three months and nine months ended December 31, 2022, Biotricity’s net loss included one-time expenses related to convertible note conversions, one-time expenses related to deb extinguishments, as well as one-time fair value adjustments on derivative liabilities. Normalized loss per common share, adjusted for these one-time expenses, are illustrated in the EBITDA and Adjusted EBITDA section below.

During the three months ended December 31, 2022, the Company successfully signed agreements with two leading US medical device distributors and one Group Purchasing Organization (“GPO”) as major components of its market strategy to large medical networks and hospitals. Given an established ecosystem of state-of-the-art remote cardiac solutions, and newly established large distribution relationships, management anticipates increased demand for cardiac services in the coming quarters. This expectation is reflected in management’s decision to increase its inventory build and continue to focus on identifying and acquiring professional sales talent required to support continuous improvement in the growth trajectory of the Company’s revenues.

Three and Nine Months Ended December 31, 2022

Operating Revenues and Expenses

Revenue and cost of revenue

Total revenue for the three months ended December 31, 2022 was $2.5 million and $6.9 million, respectively, compared to $1.9 million and $5.5 million for the comparable periods in the prior year, respectively. During the three and nine months ended December 31, 2022, the Company experienced a gross margin of 57% and 57%, respectively. The gross margin during the comparable prior year periods was 43% and 57%, respectively. The change in gross margin form the prior year was the result of increase of technology fee sales as a percentage of total sales, which has higher gross margins as compared to device sales. Management expects that the cost of devices sold, as well as cellular and other costs associated with technology fees, will become lower as a percentage of revenues as business sales volumes expand, which it anticipates will improve and moderate gross margins.

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 2022 were $5.7 million and $17.1 million, respectively, compared to $5.6 million and $16.0 million for the corresponding prior year periods, respectively, as further described below.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended December 31, 2022 was $4.8 million and $14.5 million, respectively, compared to $4.7 million and $13.9 million for the corresponding prior year periods, respectively. The increase in general and administrative expenses during the nine month period ended December 31, 2022 was a result of expansion of sales force and marketing initiatives during the first half of fiscal 2023. General and administrative expenses during the three month period ended December 31 decreased as compared to prior year, as a result of increased monitoring of spending efficiency.

Research and development expenses

During the three and nine months ended December 31, 2022, we incurred research and development expenses of $0.9 million and $2.5 million, respectively, compared to $0.9 million and $2.1 million for the corresponding prior year periods, respectively. The change in research and development activity was directly related to the timing of development activities associated with the new technologies for our ecosystem and product enhancements.

Other (expense) income, and loss upon convertible promissory notes conversion

During the three and nine months ended December 31, 2022, we recognized $119,880 and $116,989 in net other expense, respectively, as compared to net other income of $40,512 and $54,558, in the corresponding prior year periods, respectively. The change in net other expense is a result of loss upon debt extinguishments during current year.

In addition, during the three and nine months ended December 31, 2022, we recorded a gain of $5,391 and a loss of $85,537 upon the conversion of our convertible promissory notes, respectively, as compared to an expense $0.3 million and $1.2 million, respectively, during the comparable prior year periods. The decrease of loss upon conversion is a result of decreased volumes of conversions during fiscal 2023 as compared to prior year.

Accretion and amortization expenses

During the three and nine months ended December 31, 2022, we incurred accretion and amortization expense related to debt financing of $51,061 and $151,970, respectively, compared to $1.3 million and $8.8 million during the comparable prior year periods, respectively. The decreases from the prior year comparative periods were as a result of full amortization during the quarter ending March 31, 2022 for the debt discount related to Series A and Series B convertible notes. Therefore, there was no amortization of Series A and Series B convertible notes debt discount during the three and nine months ended December 31, 2022. The remaining amortization in the three and nine months ended December 31. 2022 related to the amortization of debt discount related to the Company’s term loan.

Change in fair value of derivative liabilities

During the three and nine months ended December 31, 2022, the Company recognized a loss of $0.1 million and $0.5 million, respectively, related to the change in fair value of derivative liabilities associated with preferred shares and convertible notes. The Company recognized a loss of $0.8 million and $0.7 million during the comparable prior year periods, respectively.

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

EBITDA and Adjusted EBITDA
	3 months ended December 31, 2022	3 months ended December 31, 2021	9 months ended December 31, 2022	9 months ended December 31, 2021
	$	$	$	$
Net loss attributable to common stockholders	(4,747,489)	(7,342,871)	(14,676,245)	(24,237,723)
Add:
Provision for income taxes	-	-	-	-
Interest expense	413,402	124,354	1,205,342	903,282
Depreciation expense	1,487	819	4,465	819
EBITDA	(4,332,598)	(7,217,698)	(13,446,438)	(23,333,622)

Add (Less)
Accretion expense related to convertible note conversion (1)	-	259,754	-	4,485,143
Other (income) expense related to convertible note conversion (2)	(5,391)	305,246	85,537	1,155,643
Fair value change on derivative liabilities (3)	99,705	774,773	469,971	676,172
Uplisting transaction expense (4)	-	-	-	946,763
Other expense related to debt extinguishment (5)	126,158		126,158
Adjusted EBITDA	(4,112,126)	(5,877,924)	(12,784,772)	(16,069,900)

Weighted average number of common shares outstanding	52,142,669	49,168,264	51,814,972	43,747,569

Adjusted Loss per Share, Basic and Diluted	(0.079)	(0.120)	(0.247)	(0.367)

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

(5) This relates to one-time recognition of loss on debt extinguishment

Translation Adjustment

Translation adjustment for the three and nine months ended December 31, 2022 was a translation adjustment loss of $72,824 and a gain of $0.6 million. The company recognized a translation adjustment loss of $20,064 and $1,841 in the corresponding prior year periods, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at December 31, 2022, has an accumulated deficit of $107.7 million. On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On December 31, 2022, the Company has a working capital deficit of $2.5 million (March 31, 2022 – working capital surplus of $10.5 million). Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these condensed consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690 (face value $12,525,500). As of December 31, 2021, $11,048,000 face value of convertible notes issued during last fiscal year was converted into common shares. During fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan, and $250,000 through short term loans. During the fiscal quarter ended Sept 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loan. In connection with this loan, the Company and Lender also entered into a Guarantee and Collateral Agreement wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets. The Company and Lender also entered into an Intellectual Property Security Agreement dated December 21, 2021 wherein the Credit Agreement is also secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal quarter ended December 31, 2022, the Company raised short-term loans and promissory notes with net proceeds of 1,889,144 from various lenders.

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

Net Cash Used in Operating Activities

During the nine months ended December 31, 2022, we used cash in operating activities of $11.7 million compared to $10.4 million for the corresponding period of the prior year. These activities involved expenditures for sales, business development, as well as marketing and operating activities, and continued research and product development.

Net Cash Used in Investing Activities

Net cash used by investing activities was $Nil for the nine months ended December 31, 2022. During the nine months ended December 31, 2021, net cash used by investing activities was attributed to the purchase of property and equipment of $29,766.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,119 for the nine months ended December 31, 2022, compared to $25.0 million cash provided by financing activities for the nine months ended December 31, 2021.

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

The Company recognized the following forms of revenue for the three and nine months ended December 31, 2022 and 2021:

	For Three Months Ended December 31, 2022 $	For Three Months Ended December 31, 2021 $	For Nine Months Ended December 31, 2022 $	For Nine Months Ended December 31, 2021 $
Technology fee sales	2,253,187	1,413,790	6,240,042	4,365,292
Device sales	205,994	266,318	656,580	886,235
Service-related and other revenue		250,000		250,000
	2,459,181	1,930,108	6,896,622	5,501,527

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2022 and 2021.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

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

Recently Issued Accounting Pronouncements

Refer to “Note 3— Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in “Part 1, Item 1 – Condensed Consolidated Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from October 1 to November 15, 2022, the Company issued 238,846 common shares in connection with the conversion of convertible notes in the total amount of $207,002. Also during the same period, the Company issued 105,263 common shares for services rendered. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

4.1 Form of Convertible Preferred Note

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February 2023.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

