Form 10-K
period 2023-03-31
BIOTRICITY INC.
filed 2023-06-29
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,625,882.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 29, 2023, was 51,047,865 (not including 1,466,718 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2023

PART I

ITEM 1. BUSINESS

Summary

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a leading-edge medical technology company focused on biometric data monitoring and diagnostic solutions. We deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. Our initial focus was on the diagnostic mobile cardiac outpatient monitoring (COM) market. Since then, we have expanded our ecosystem of cardiac technologies to include all accepted forms of cardiac diagnostic studies.

We developed and received FDA clearance on our Bioflux® (“Bioflux”) technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to establish and develop sales processes and assess market dynamics. The fiscal year ended March 30, 2020 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, the Company announced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance its ecosystem, in 2022, the Company announced the launch of its Biotres Cardiac Monitoring Device (“Biotres”), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. We have since expanded our sales efforts to 31 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which includes hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enabling a more efficient market penetration and distribution strategy. The Company offers an established ecosystem of state-of-the-art technologies intended to monitor and diagnose cardiac arrhythmias and support cardiac disease management; its technology provides enhanced patient outcomes, with improved patient compliance, and a corresponding reduction of healthcare costs.

Our principal executive office is located at 203 Redwood Shores Pkwy Suite 600, Redwood City, California, and our telephone number is (800) 590-4155. Our website address is www.biotricity.com. The information on our website is not part of this Annual Report on Form 10-K.

History

Our company was incorporated on August 29, 2012 in the State of Nevada.

iMedical Innovations Inc. (“iMedical”) was incorporated on July 3, 2014 under the Canada Business Corporations Act. On February 2, 2016, we completed the acquisition of iMedical and moved the operations of iMedical into Biotricity Inc. through a reverse take-over (the “Acquisition Transaction”).

Description of Business

Company Overview

Biotricity Inc. (“Company”, “Biotricity”, “we”, “us” or “our”)

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a medical technology company focused on biometric data monitoring and diagnostic solutions. Our aim is to deliver remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. To do this, we do the heavy lifting involved with developing proprietary technology that meets the regulatory standards of the U.S. Food and Drug Administration (“FDA”), to allow medical professionals to utilize our technology and gain reimbursement for their services through Medicare, Medicaid and private health insurers. In post-diagnostic markets, we apply medical grade biometrics to enable physicians to manage their patients and consumers to self-manage.

We build and deploy our technology in a technology-as-a-service model, focused on earning utilization-based recurring technology fee revenue. The Company’s ability to grow this type of revenue is predicated on the size and quality of its sales force and their ability to penetrate the market and place devices with clinically focused, repeat users of its cardiac technology. The Company plans to grow its sales force to address new markets and achieve sales penetration in the markets currently served.

History and Recent Highlights

We developed our FDA-cleared Bioflux® (“Bioflux”) technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, to assess, establish and develop sales processes and market dynamics. Full market release of the Bioflux device for commercialization occurred in April 2019. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we have grown continuously since launching have had sales in 31 U.S. states by December 31, 2022.

Following Bioflux, the Company developed several breakthrough technologies in 2021, including:

●	Biotres, a unique ECG Holter solution that addresses the limitations of existing solutions in the Holter market, with built-in connectivity, ability to recharge, and 3 channels (instead of 1).
●	Bioheart, a unique personal cardiac monitoring solution for consumers that addresses the limitations of existing solutions, designed with built-in connectivity, ability to recharge, and 3 channels
●	Biocare, a unique cardiac disease management platform for chronic care management (CCM) and remote patient monitoring (RPM) to help physicians holistically manage their patients

On January 24, 2022 the Company announced that it has received the 510(k) FDA clearance of its Biotres patch solution, which is a novel product in the field of Holter monitoring. This three-lead technology can provide connected Holter monitoring that is designed to produce more accurate arrythmia detection than is typical of competing one-lead holter patch solutions. It is also a platform technology, with other developments and features that are currently unavailable in the marketplace with other clinical and consumer patch solutions.

The Company has also developed or is developing several other ancillary technologies, which will require application for further FDA clearances, which the Company anticipates applying for within the next twelve to eighteen months. Among these are:

●	advanced ECG analysis software that can analyze and synthesize patient ECG monitoring data to identify the most important information for clinical intervention, while reducing the amount of human intervention necessary in the process;

●	the Bioflux® 2.0, which is the next generation of our award winning Bioflux®

During 2021 and the early part of 2022, the Company also commercially launched its Bioheart technology, which is a cutting-edge consumer technology whose development was based on the Company’s clinical technologies and leverages its clinical ecosystem, the Biosphere. In recognition of this market advancement and how innovative the product is, in November 2022, Bioheart received recognition as one of Time Magazine’s Best Inventions of 2022.

In October 2022, the Company launched its Biocare Cardiac Disease Management Solution, after successfully piloting this technology in two facilities that provide cardiac care to over 60,000 patients. This technology and other consumer technologies and applications such as the Biokit and Biocare have been developed to allow the Company to use its strong cardiac footprint to expand into remote chronic care management solutions that are complementary and additive to its existing solutions. The technology puts actionable data into the hands of physicians to assist them in better managing their patients and making effective treatment decisions quickly.

Additionally, in September 2022, the Company was awarded a NIH Grant from the National Heart, Blood, and Lung Institute for AI-Enabled real-time monitoring, and predictive analytics for stroke due to chronic kidney failure. This is a significant achievement that broadens our technology platform’s disease space demographic. The grant is focused on the expansion of Bioflux-AI for monitoring and prediction of stroke episodes in chronic kidney disease patients. The Company received $238,703 under this award in March 2023, used to defray research, development and other associated costs.

During the twelve months ended March 31, 2023, the Company continued to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. Telemedicine offers patients the ability to communicate directly with their health care providers without the need to leave their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics. It will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities while providing economic benefits and costs savings to healthcare service providers and payers. The Company’s goal is to position itself as an all-in-one cardiac diagnostic and disease management solution. The Company continues to grow its data set of billions of patient heartbeats, allowing it to further develop its predictive capabilities relative to cardiac conditions.

The Company identified the importance of recent developments in accelerating its path to profitability, including the launch of important new products identified, which have a ready market through cross-selling to existing large customer clinics, and large new distribution partnerships that allow the Company to sell into hospital networks.

Market Overview

Chronic diseases are the number one burden on the healthcare system, driving up costs year over year. Lifestyle related illnesses such as obesity and hypertension are the top contributing factors of chronic conditions including diabetes and heart disease. Government and healthcare organizations are focused on driving costs down by shifting to evidence-based healthcare where individuals, especially those suffering from chronic illnesses, engage in self-management. This has led to growth in the connected health market, which is projected to reach $150 billion by 2024 at a compound annual growth rate (CAGR) of 25%1. Remote patient monitoring (RPM), one of the key areas of focus for self-management and evidence-based practice, is projected to reach $96.67 billion by 2030 at a CAGR of 17.6%2. Today, 20% of large healthcare facilities in the US are already using remote monitoring with a projected 30 million US patients utilizing remote monitoring by 20243.

The number one cost to the healthcare system is cardiovascular disease, estimated to be responsible for 1 in every 6 healthcare dollars spent in the US4. Since cardiovascular disease is the number one cause of death worldwide, early detection, diagnosis, and management of chronic cardiac conditions are necessary to relieve the increasing burden on the healthcare infrastructure. Diagnostic tests such as ECGs are used to detect, diagnose and track certain types of cardiovascular conditions. We believe that the rise of lifestyle related illnesses associated with heart disease has created a need to develop cost-effective diagnostic solutions to fill a hole in the current ECG market. These solutions will not only deliver faster and earlier diagnoses but also build the foundation for disease management, supporting the transition from diagnosis to disease management.

The global ECG market is growing at a CAGR of 8.3%5. The factors driving this market include an aging population, an increase in chronic diseases related to lifestyle choices, improved technology in diagnostic ECG devices, and high growth rates of ECG device sales. As of 2022, the United States accounted for approximately 25% of the global ECG market and is comprised of three major segments: resting (non-stress) ECG systems, stress ECG systems, and holter monitoring systems.

In the US, COM tests are primarily conducted through outsourced IDTFs that are reimbursed at an estimated average rate of approximately $850 per diagnostic test, based on pricing information provided by the Centers for Medicare & Medicaid Services, a part of the U.S. Department of Health and Human Services, and weighted towards the largest markets of New York, California, Texas and Florida. Reimbursement rates can be lower in smaller markets, although the national average is $801. Further, we believe private insurers provide for similar or better reimbursement rates.

1 https://market.us/report/connected-healthcare-market/

2 https://www.researchandmarkets.com/reports/5264375/global-remote-patient-monitoring-market-by

3 https://blog.prevounce.com/27-remote-patient-monitoring-statistics-every-practice-should-know

4 https://www.alliedmarketresearch.com/electrocardiograph-ECG-market

5 https://www.alliedmarketresearch.com/electrocardiograph-ECG-market

Our initial device offerings intended to revolutionize the COM and Holter markets by providing convenient, cost-effective, integrated solutions, inclusive of both software and hardware for physician providers and their patients. Biotricity, however, has a broader strategic vision to offer an ecosystem of technologies that engage the patient-user and their medical practitioner(s) in sustained monitoring, diagnosis, communication and pro-active treatment and management of chronic care conditions. Our core solution is designed as a platform to encompass multiple segments of the remote monitoring market, and its future growth.

Market Opportunity

Cardiac Diagnostics

ECGs are a key diagnostic test utilized in the diagnosis of cardiovascular disease, the number one cause of death worldwide. The global ECG market is growing at a CAGR of 8.3%6, and, assuming the U.S. continues to hold approximately 25% of the global market (based on 2022 statistics), approximately $1.8 billion would be attributed to the US ECG market1,2. In the US in 2016, statistics show that there were 121.5 million adults living with cardiovascular disease, whereas 28.2 million adults had been diagnosed with the disease. The increasing market size is attributed to an aging population and an influx in chronic diseases related to lifestyle choices.

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

The event monitoring market is divided into the Holter/Extended Holter, Event Loop and Mobile Cardiac Outpatient Monitoring (COM) product segments, of which Holter, and its variant Extended Holter, and Event Loop are the current market leaders. Among event monitoring systems, we believe that the preferred choice of physicians and cardiologists is COM, because of its ability to continuously analyze patient data and transmit, thereby speeding up diagnoses. COM devices have built-in arrhythmia analysis and regular communication , which allow physicians to prescribe the device for a longer period of time; thereby enabling prolonged data collection and delivering a more complete picture for diagnosis.

Typical Holter/Extended Holter and Event Loop solutions lack the ability to alert the patient or provider in case of an anomaly. Holters are typically used as a short-term solution, up to 3 days, whereas Event Loop is used for up to 30 days. Extended Holter, the long-term variant of Holter can be used for up to 21 days. It is the most recent of the cardiac monitoring options and was created for longer term holter recordings. Since Event Loop is also long term, reimbursement for Extended Holter and Event Loop are converging. Reimbursement for these is much lower compared to COM due to the nature of the solution, recording vs monitoring. With Holter and Event Loop monitoring, ECG data is not uploaded or transmitted regularly. Comparatively, if the patient were monitored through a COM device with regular ECG data transfer and cellular connectivity, then in the event of cardiac anomalies, the monitoring center could send communication to the patient’s physician.

6 https://www.alliedmarketresearch.com/electrocardiograph-ECG-market

Since COM requires an FDA-cleared device (meaning for our purposes that it can be used to review medical ECG data from ECG devices), FDA-cleared ECG reporting software, and remote monitoring capabilities, regulatory and development hurdles have resulted in relatively few companies being able to successfully develop an all-encompassing solution. We believe that there are currently only 5 COM solutions within the market. Some of these solutions are sold to the market through solutions providers that have not developed and do not manufacture their own device.

Of the COM systems currently available in the market, most are IDTFs who employ an outsourcing business model, focused on providing clinical services for which they can earn reimbursement; this means that they would typically not sell their devices to physicians, but offer their clinical services. Some COM providers choose to sell their solution by charging high prices for devices and upfront software costs, as well as a per cardiac study monitoring fee. Among these are solutions that are not scalable; some lack monitoring software, requiring a customer to acquire third party software and incur integration expenses. These would require an investment by the physician, to incur upfront costs that would take time to recoup before profits are realized.

The limited number of competitors makes this an attractive market for new entrants. However, entry into the market requires a hardware device coupled with complex algorithms, ECG software and access to a monitoring center. Two of the five COM players have done so by building their own monitoring infrastructure, developing their own ECG software and utilizing TZ Medical’s COM device. However, this is capital intensive and we believe cost prohibitive for most hospitals and clinics. These barriers are in our opinion among the key reasons as to why Holter and Event Loop have maintained a significant portion of the US event monitoring market despite the increase in patient safety and improved outcomes with COM.

The Bioflux solution and business model attempts to address these complications with its complete, turn-key solution for providers to deliver cardiac diagnostics directly. Technologically, the Bioflux solution is superior as a one-piece solution as opposed to a two-piece and collects 3 channels of ECG compared with 2, resulting in better data and higher quality diagnoses. Combined with our insourced business model, providers can deliver better and faster care while also billing. This combination has lead to our continued growth and high customer retention rates.

Chronic Care and Remote Patient Monitoring

Chronic diseases are the number one healthcare expense and are continuing to grow as the population ages. Lifestyle related illnesses such as obesity, hypertension, cardiovascular diseases, and diabetes are the top contributing factors of chronic conditions. Government and healthcare organizations are focused on driving costs down by shifting to holistic management where individuals, especially those suffering from chronic illnesses, are supported outside of the clinic. This has led to growth in chronic care management market, which is projected to reach $8.7 billion in the US by 2027 at a compound annual growth rate (CAGR) of 18%[7].

Remote patient monitoring (RPM), one of the key areas of focus for disease-management and evidence-based practice, is projected to reach $96.67 billion by 2030 at a CAGR of 17.6%[8]. Today, 20% of large healthcare facilities in the US are already using remote monitoring with a projected 30 million US patients utilizing remote monitoring by 2024[9].

Similar to chronic care and RPM, lifestyle management is seeing increasing growth where stable patients are becoming more and more engaged in lifestyle management. The global wearable lifestyle market has already reached $61.3 billion with an expected CAGR of 14.6%[10]. The US portion of the wearable lifestyle market is $15.3 billion.

The primary driver of each of these markets are individuals diagnosed with or at risk-for chronic conditions. Cardiac diseases are the number one expense and the number one killer, making up the bulk of the individuals utilizing such solutions. Despite this, existing solutions are not tailored for cardiac patients but for diabetes, obesity, and hypertension as these conditions are supported by medical or personal devices that can track biometrics that support management. Up until now, there has been no solution available to support cardiac patients as technology was limited to manual short term heart rhythm collection or heart rate monitors.

Biotricity changed this with the creation of Bioheart and Biocare, which delivers the first cardiac tailored solution for disease management. The engine of this solution is the Bioheart, the first-of-its-kind continuous heart rhythm monitor that autonomously and continuously collect heart rhythm data with no limitation on duration, a necessity for cardiac issues. Just as diabetic patients have continuous glucose monitoring, individuals with cardiac issues now have continuous heart monitoring.

Combining our technological innovation with our business model delivers a solution that is not only industry leading technologically and clinically, but one that also supports providers to deliver better care while creating a new revenue stream. We believe this leap in innovation will help us compete with the more generic solutions as well as those limited by shorter duration data collection. The leap in innovation created by Bioheart was also recognized by Time Magazine, where they named Bioheart one of the Best Inventions of the World in 2022.

Market Strategy

Cardiac Diagnostics

Our cardiac diagnostics strategy is focused on the target addressable market of approximately 23,018 physician offices11 (approximately 10% of all physician offices in the U.S.), 612 hospitals12 (approximately 10% of all hospitals in the U.S.), and 300 IDTFs (an estimated 10% of all IDTFs in the U.S.). To do this, we invested in the hiring of top caliber sales professionals with a proven track record in cardiac technology and device sales, and strong business relationships with providers of cardiac medical services. To further expand our market reach, we have partnered with leading distributors and GPOs.

7 https://www.precedenceresearch.com/us-complex-and-chronic-condition-management-market

8 https://www.researchandmarkets.com/reports/5264375/global-remote-patient-monitoring-market-by

9 https://blog.prevounce.com/27-remote-patient-monitoring-statistics-every-practice-should-know

10 https://www.grandviewresearch.com/industry-analysis/wearable-technology-market

11 https://en.wikipedia.org/wiki/Group_medical_practice_in_the_United_States

12 https://www.aha.org/statistics/fast-facts-us-hospitals

COM

The Bioflux solution is deployed into physicians’ offices, clinics, hospitals, and IDTFs. For the prescribing physician, the COM diagnostic read is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for an COM diagnostic read are available under the American Medical Association Current Procedural Terminal, with a current average reimbursement rate of $850 per read (a read is between 1 and 30 days long).

We believe that Bioflux’s revenue model, which is a platform or technology as a service model (PAAS or TAAS), is a significant and disruptive departure from the pricing and reimbursement strategies of the existing competitors in the COM market, which apply an outsourced model to COM diagnostics, where the entire procedure and reimbursement is outsourced; the COM solutions provider takes over the clinical responsibilities and earns the reimbursement and pays the physician a small administrative stipend. Bioflux’s technology, revenue and insourced business model entail differentiators that are expected to create barriers to entry for other competitors seeking to emulate our strategy.

We also believe the Bioflux solution is not only financially superior but also clinically superior. Existing COM solutions are two-piece solutions with 2 channel ECGs. Comparatively, Bioflux is a one-piece solution with 3 channels of ECG, delivering more and higher quality data with better patient compliance. This is a significant barrier to entry for existing and new competitors as they would need to develop an entirely new solution that encompasses multiple channels and integrated cellular connectivity to compete with the Bioflux.

Holter/Extended Holter

The Biotres solution is purpose-built for the holter and extended holter market and is deployed into physicians’ offices, clinics, hospitals, and IDTFs. For the prescribing physician, the Holter/Extended Holter diagnostic read is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for a Holter and Extended Holter diagnostics are available under the American Medical Association Current Procedural Terminal, with a current blended average reimbursement rate of $200 per test, where a test is between 1 and 21 days long.

We believe that Biotres’ revenue model, which is a platform or technology as a service model (PAAS or TAAS), is a significant and disruptive departure from the pricing and reimbursement strategies of the existing competitors in the Holter market, which apply an outsourced model to Holter diagnostics, where the entire procedure and reimbursement is outsourced; the Holter solutions provider takes over the clinical responsibilities and earns the reimbursement and pays the physician a small administrative stipend. Biotres’ technology, revenue and insourced business model entail differentiators that are expected to create barriers to entry for other competitors seeking to emulate our strategy.

Additionally, we believe the Biotres solution is not only financially superior but also clinically superior. Existing holter patch solutions are 1 channel devices that lack connectivity. This leads to cardiac diagnostic results taking up to 2 weeks. Biotres is a connected 3 channel patch solution, delivering more and higher quality data while reducing the time to diagnosis from 2 weeks to 3 days or less. This is a significant barrier to entry for existing and new competitors as they would need to develop an entirely new solution that encompasses connectivity and multiple channels to compete with the Biotres.

Chronic Care Management (CCM) and Remote Patient Monitoring (RPM)

Our chronic care management and remote patient monitoring strategy is focused on the same target addressable market of approximately 23,018 physician offices (approximately 10% of all physician offices in the U.S.), 612 hospitals (approximately 10% of all hospitals in the U.S.), and 300 IDTFs (an estimated 10% of all IDTFs in the U.S.) that we are targeting for our diagnostics. The difference in our strategy here is a focus on selling into existing accounts and new diagnostic accounts as opposed to building out a new channel strategy. These solutions are complementary to our diagnostics solution and can be sold as part of a complete platform to target new and existing customers.

Product and Technology

Bioflux

Bioflux is an advanced, integrated ECG device and software solution for the COM market. The Bioflux device is comprised of a wet electrode and worn on a belt clip around the waist. The Bioflux ECG reporting software will allow doctors and labs to view a patient’s ECG data for monitoring and diagnostic purposes.

The Bioflux device has been developed, among other things, with the following features:

●	3 channels

●	Built-in cellular connectivity for global cellular network compatibility;

●	Extended battery size for up to48 hours of battery life.

The Bioflux platform has a built-in cellular chipset and a real-time embedded operating system which allows for our technology to be utilized as an Internet of Things (IoT) platform. This technology can be leveraged into other applications and industries by utilizing the platform and OS side of Bioflux.

Biotres

Holter and Extended Holter monitors are significantly simplified versions of cardiac diagnostics that lack connectivity and analysis. Holter and Extended Holter monitors require data to be downloaded manually, resulting in diagnostic results taking up to 2 weeks or longer. The Biotres device has been designed to address the limitations of existing solutions while providing the same disruptive business model as the Bioflux. Responding to our customer needs, the Biotres was developed with the following features:

●	3 channels
●	Connectivity
●	Rechargeable
●	Reusable

The Biotres is also a platform technology that can be leveraged and used to enter other markets and support future product enhancements. The company has already developed a number of enhancements for Biotres that will be available in the next generation of the solution.

Biocare, Bioheart and Biokit

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

The Company has developed Biocare to support medical practitioners as they gather data and regularly monitor and treat patients with two or more chronic care conditions. We expect that Bioheart combined with our Biocare platform, our fourth product, is focused on filling this need by providing a clinically relevant, preventative care and disease management solution for the consumer. A key underlying component of Bioheart is the ability to measure patient improvements—with clinical accuracy—helping to drive feedback and support patient compliance. This approach is implemented in our development process by focusing on a disease/chronic illness profile, as opposed to a customer profile. We are focused on cardiovascular disease for our first preventative care solution since Bioflux is aimed at the same health segment.

The focus on cardiovascular disease states make the combination of Bioheart and Biocare a unique offering within the chronic care management space which is primarily focused on diabetes. With no long term consumer solution for heart patients, chronic care management has focused on those conditions that do have personal devices, mainly diabetes, hypertension, and COPD. This is why we developed Bioheart, a consumer solution for personal use for individuals with cardiac issues. Combined with our Biocare platform, it is one of the first disease management solutions capable of delivering holistic chronic care management to cardiovascular patients.

Taking it a step further, we developed Biokit to support cardiac patients that had other chronic conditions such as hypertension or COPD. Biokit is a remote patient monitoring kit that combines a blood pressure cuff, an pulse oximeter and a digital thermometer into the Biocare platform to support the collection of additional biometrics for those patients with multiple conditions. Biocare was developed with the following features:

●	Integration with cardiac diagnostics: Bioflux and Biotres
●	Bioheart
●	Biokit
●	Virtual Clinic
●	Automated biometric reporting
●	Patient Dashboards
●	Automated time tracking
●	Built-in patient reminders and calling
●	Asynchronous chat
●	Monthly data summaries

Biocare is also a platform technology that can be leveraged and used to enter other chronic condition markets and support future product enhancements. The company has already developed a number of enhancements for Biocare that will be available in the next generation of the solution.

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

The Company has also received an NIH grant to investigate cardiac anomalies in chronic kidney disease patients, which is designed to be a predictive or early detection tool for CKD patients. This and other new technology that the Company is developing is applicable to the market segments that the Company intends to serve and will continue to adhere to the Company’s revenue model of deriving income from technology fees.

Competition

Cardiac Diagnostics

Cardiac Outpatient Monitoring

The medical technology equipment industry is characterized by strong competition and rapid technological change. There are a number of companies developing technologies that are competitive to our existing and proposed products, many of them, when compared to our Company, having significantly longer operational history and greater financial and other resources.

Within the US event monitoring systems market, we are aware of six main competitors in the COM product segment. These competitors have increased market presence and distribution primarily by working through existing IDTFs. The existing competitors have maintained a competitive advantage within the market by controlling the distribution of all available COM devices and software solutions. Our primary competitors in the COM market are:

● Biotelemetry (formerly CardioNet), recently acquired by Philips for a reported $2.8B. We believe that BioTelemetry, Inc. (NASDAQ:BEAT), has the largest network of IDTFs within the COM market. BioTelemetry is considered a complete solution provider as it produces and distributes its own COM device, software solution, and COM monitoring centers. The company acquired its COM device through the acquisition of a COM manufacturer, Braemar. Upon acquisition of Braemar, BioTelemetry offered limited support to other clients utilizing Braemar’s technology. This resulted in BioTelemetry increasing the use of its device and software solution, enabling wide market penetration. We believe that BioTelemetry business model is focused on providing the COM diagnostic service, as opposed to selling COM solutions to other IDTFs or service providers, which enables a perpetual per-read fee as opposed to one time device or software sales. Equity research analysts categorize BioTelemetry as a clinical health provider, because of its business model, rather than as a medical device company. As such, we believe that BioTelemetry market cap is limited by the low multiples associated with that type of business, and, as a clinical health provider, BioTelemetry has significant overhead and fixed costs associated with monitoring centers and health professionals.

● Preventice (formerly eCardio.), recently acquired by Boston Scientific for a reported $1.2B. Preventice is a private company, based in Houston, Texas. Preventice’s device is manufactured by a third party medical device company, TZ Medical. Preventice has integrated TZ Medical’s device with its software solution to create a complete COM solution. Similar to Biotelemetry, we believe eCardio follows the same business model of offering the COM service and acting as a clinical health provider.

● ScottCare. ScottCare is a private company in the US and a subsidiary of Scott Fetzer Company, a division of Berkshire Hathaway. ScottCare provides equipment for cardiovascular clinics and diagnostic technicians. ScottCare has built its own COM device and software solution, and white-labeled TZ Medical’s device. Unlike the others, ScottCare offers its solution in an insourced model, where the physician has the opportunity to bill. This model requires the physician to purchase a minimum number of devices at an approximate average cost of $2,000 and their software at a cost of $25,000 to $40,000. After this initial upfront cost, ScottCare charges an additional per test fee for monitoring. We believe the above model creates a long return on investment for the physician. In our opinion, this has resulted in little market penetration for ScottCare as compared to the others.

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

In addition, we note that:

● Medtronic. Medtronic is a major medical device conglomerate. It has an COM solution by the name of SEEQ that was added to their portfolio through the acquisition of Corventis. We have seen no significant activity or usage with SEEQ in our market analysis. We also note that SEEQ is a patch based COM solution that only collects data on 1 lead. As such, it has strong competition from 3 lead systems which are the standard for COM. In early 2018, Medtronic withdrew SEEQ from the marketplace. We do not view Medtronic as a primary competitor, but, given the size and reach of Medtronic, they are an organization that we must continuously watch and be aware of.

● TZ Medical. TZ Medical is a medical device company that focuses on manufacturing a variety of medical devices. We do not consider TZ Medical to be a direct competitor as they produce an COM device that is available for purchase, and sold to competitors such as to Scottcare and Preventice, described above. However, we do not believe that TZ Medical has a software solution, requiring any new entrant to either acquire or build out a software solution and then integrate that with the TZ Medical device. This creates a requirement for a large upfront capital investment. As a result, we believe this approach only works for organizations looking to become COM solution providers with the same business model as the others.

We believe that our Bioflux COM solution will successfully compete because:

●	it is designed as a platform to encompass all segments of the event monitoring market;

●	of the insourcing business model which we believe is applicable to a significantly larger portion of the total available market and enable more efficient strategic penetration and distribution; and

●	for the other reasons described earlier under “–Market Opportunity.”

Holter/Extended Holter

Within the US event monitoring systems market, we are aware of three main competitors in the Holter patch product segment. These competitors have increased market presence and distribution primarily by working with Hospitals. The existing competitors have maintained a competitive advantage within the market by a first mover advantage. Our primary competitors in the Holter patch market are:

●	iRhythm Technologies: iRhythm is the leader in holter patch technology with the largest footprint. They are primarily hospital focused and operate as an IDTF, much like our COM competitors. Their core product is the Zio patch, which is a 1 channel holter with no connectivity and is not rechargeable

●	BardyDx (Recently Acquired by Hilrom): BardyDx is the second largest player in the holter space. They operate as an IDTF as well. Their core product is a 1 channel patch with no connectivity with a removable chip for data uploads.

●	VitalConnect: is a small player in the holter space. They have a disposable patch monitor that can be used for a limited time, making it unusable for long term studies. They operate as an IDTF.

Cardiac Disease Management

Within the US cardiac disease management market, we are aware of three main competitors in the cardiac care management segment. These competitors have different approaches, solutions, and technologies but we still regard them as competitors. Technologically we have a number of differentiators as we are the only company that has a continuous heart monitor. Our primary competitors in the cardiac disease management market are:

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

We incurred research and development costs of $3.0 million for the fiscal year ended March 31, 2023 and $2.7 million for the fiscal year ended March 31, 2022.

Government Regulation

General

Our medical device products are subject to regulation by the U.S. FDA and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

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

We received 510(k) clearance for both the software and hardware components of our Bioflux and Biotres products. To obtain 510(k) clearance, a company must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Once the information is submitted, there is no guarantee that the FDA will grant a company 510(k) clearance for its pipeline products, and failure to obtain the necessary clearances for its products would adversely affect its ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce its business prospects.

Devices that cannot be cleared through the 510(k) process due to lack of a predicate device but would be considered low or moderate risk may be eligible for the 510(k) de-novo process. In 1997, the Food and Drug Administration Modernization Act, or FDAMA added the de novo classification pathway now codified in section 513(f)(2) of the 29&C Act. This law established an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving a Not Substantially Equivalent, or NSE, determination in response to a 510(k) submission. Through this regulatory process, a sponsor who receives an NSE determination may, within 30 days of receipt, request FDA to make a risk-based classification of the device through what is called a “de novo request.” In 2012, section 513(f)(2) of the 29&C Act was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (FDASIA), in order to provide a second option for de novo classification. Under this second pathway, a sponsor who determines that there is no legally marketed device upon which to base a determination of substantial equivalence can submit a de novo request to FDA without first submitting a 510(k).

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

We have installed a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We plan to do this in compliance with the internationally recognized standard ISO 13485:2013 Medical Devices – Quality Management Systems – Requirements for Regulatory Purposes. Following the introduction of a product, the FDA and foreign agencies engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, we anticipate these factors in our product development processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

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

Manufacturing and Suppliers

Earlier in the life-cycle of the Company, we focused primarily on research and development of the first generation version of the Bioflux. We have since completed the development of Biotres and of Bioheart and their proposed marketing and distribution. We currently assemble our devices at our Redwood City, California facility. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages.

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

Employees

We currently have 55 full-time employees and approximately 20 consultants who are based in our offices located in Silicon Valley, California and Toronto, Canada. These employees oversee day-to-day operations of the Company and, together with the consultants, support management, engineering, manufacturing, and administration. We have no unionized employees.

We plan to hire 10 to 15 additional full-time employees within the next 12 months, as needed to support continued growth in our business. Their principal responsibilities will be the support of our sales, marketing, research and development, and clinical development activities.

We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. Pandemics or disease outbreaks such as COVID-19 and its variants (collectively, “COVID-19”) have had, and may continue to have, impacts on the Company’s business. These include, limited access to our facilities, customers, management, support staff and professional advisors and can, in future, impact our manufacturing supply chain. In addition, the general economic and other impacts related to responsive actions taken by governments and others to mitigate the spread of COVID-19, or in the future other pandemics or disease outbreaks, including but not limited to stay-at-home, shelter-in-place and other travel restrictions, social distancing requirements, mask mandates, limitations on certain businesses’ hours and operations, limits on public gatherings and other events, and restrictions on what, may continue to, result in similar declines in store traffic and overall demand, increased operating costs, and decreased or slower unit/store growth.

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

We have not been profitable, and cannot definitely predict when we will achieve profitability, if ever. We have experienced net losses historically. We do not anticipate generating significant revenues until we successfully continue to develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of new products. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2023, we had an accumulated deficit of $112,570,825.

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

On December 21, 2021, we entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’), wherein the Company has borrowed $12.3 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% (subject to adjustment as set forth in the Credit Agreement). Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company paid an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000.

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

The success of our cardiac monitoring business is dependent upon physicians utilizing our solution when prescribing cardiac monitoring to their patients. The utilization of our solution by physicians for use in the prescription of cardiac monitoring is directly influenced by a number of factors, including:

●	the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our monitoring solutions;

●	continuing to establish ourselves as a cardiac technology company;

●	our ability to educate physicians regarding the benefits of COM over alternative diagnostic monitoring solutions;

●	our demonstrating that our proposed products are reliable and supported by us in the field;

●	supplying and servicing sufficient quantities of products directly or through marketing alliances; and

●	pricing our devices and technology service fees in a medical device industry that is becoming increasingly price sensitive.

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

We will require additional funds to further develop our business plan. Based on our current operating plans, we plan to use an additional $15 million in capital to fund our planned operations and sales efforts necessary to propel the commercialization of Bioflux into broader markets. We may choose to raise additional capital beyond this in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient planned revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for the development completion and introduction of our other planned products and technologies. Any such financing that we undertake will likely be dilutive to current stockholders.

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

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.

As of March 31, 2023, in addition to our accounts payable, we had aggregate outstanding indebtedness of $5.9 million compared to $4.7 million for the year ended March 31, 2022. This level of indebtedness could:

●	Make it more difficult for us to satisfy our obligations with respect to our outstanding notes and other indebtedness, resulting in possible defaults on and acceleration of such indebtedness.
●	Require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, capital expenditures and other general corporate purposes.
●	Limit our ability to obtain additional financing for working capital, acquisitions, capital expenditures, debt service requirements and other general corporate purposes.
●	Limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase.
●	Increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because our borrowings are at variable rates of interest); and
●	Place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.

Our auditors have indicated doubt about our ability to continue as a going concern.

As of March 31, 2023, the Company had $0.6 million in cash, accumulated deficit of $112.6 million and cash flow used in operations of $13.5 million for the fiscal year then ended. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) engage in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offer noncash consideration and seek for equity lines as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

On January 20, 2023, the Company received a letter from Nasdaq informing it that although the Company’s common stock has not regained compliance with the minimum $1.00 bid price per share requirement, the Staff has determined that the Company is eligible for an additional 180 calendar day period, or until July 19, 2023, to regain compliance. The Staff’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split (the “Reverse Stock Split), if necessary.

If at any time before July 19, 2023, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of, subject to the Staff’s discretion, 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The Company will continue to monitor the closing bid price of its Common Stock and will consider its available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement within the allotted compliance period. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement.

If the Company fails to regain compliance with Nasdaq’s Listing Rules, we could be subject to suspension and delisting proceedings. If our securities lose their status on The NASDAQ Capital Market, our securities will likely trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling our securities could be more difficult because smaller quantities of securities would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our securities are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our securities, further limiting the liquidity of our securities. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from The NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

A Reverse Stock Split could result in a significant devaluation of the Company’s market capitalization and trading price of the Common Stock, and we cannot assure you that a Reverse Stock Split will increase our stock price and have the desired effect of increasing the market price of the Common Stock such that the market price of our Common Stock meets Nasdaq’s Minimum Bid Price Requirement.

The Company may effect a reverse stock split (the “Reverse Stock Split”) to regain compliance with the Minimum Bid Price Requirement. The Company’s Board expects that a Reverse Stock Split of the outstanding Common Stock will increase the market price of the Common Stock. However, the Company cannot be certain whether the Reverse Stock Split would lead to a sustained increase in the trading price or the trading market for the Common Stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that:

● the market price per share of the Common Stock after the Reverse Stock Split will rise in proportion to the reduction in the number of pre-split shares of Common Stock outstanding before the Reverse Stock Split;

● the Reverse Stock Split will result in a per share price that will attract brokers and investors, including institutional investors, who do not trade in lower priced securities;

● the Reverse Stock Split will result in a per share price that will increase the Company’s ability to attract and retain employees and other service providers;

● the market price per post-split share will be sufficient to satisfy the Minimum Bid Price Requirement and

● the Reverse Stock Split will increase the trading market for the common Stock, particularly if the stock price does not increase as a result of the reduction in the number of shares of Common Stock available in the public market.

The market price of the Common Stock will also be based on the Company’s performance and other factors, some of which are unrelated to the number of shares outstanding. If the Reverse Stock Split is consummated and the trading price of the Common Stock declines, the percentage decline as an absolute number and as a percentage of the Company’s overall market capitalization may be greater than what would occur in the absence of the Reverse Stock Split. Furthermore, the liquidity of the Common Stock could be adversely affected by the reduced number of shares that would be outstanding after the Reverse Stock Split and this could have an adverse effect on the price of the Common Stock. If the market price of the shares of Common Stock declines subsequent to the effectiveness of the Reverse Stock Split, this will detrimentally impact the Company’s market capitalization and the market value of the Company’s public float.

There is a limited existing market for our common stock and we do not know if a more liquid market for our common stock will develop to provide you with adequate liquidity.

Until August 25, 2021, our common stock was quoted on the OTCQB. As of August 26,, 2021, our common stock began trading on the Nasdaq Capital Market. We cannot assure you that a more active trading market for our common stock will develop or if it does develop, that it will be maintained. You may not be able to sell your securities quickly or at the market price if trading in our securities is not active. In the absence of an active public trading market:

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

We have 51,047,865 outstanding shares as of June 29, 2023, of which [28,460,275] are unrestricted shares of common stock, such that a large number of shares of our common stock could be made available for sale in the public market, which could harm the market price of the stock. We also have 1,466,718 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock, which could be exchanged and made available for sale in public markets,

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq, our chief executive officer and a member of our board of directors, beneficially owns approximately 15.1% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, effective, as of March 31, 2023. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

The Company’s certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. For example, our Certificate of Incorporation permits the Board of Directors without stockholder approval to issue up to 10,000,000 shares of preferred stock (20,000 of these shares have been designated as Series A Preferred, of which 6,305 are outstanding, and one special voting preferred share is designated and outstanding) and to fix the designation, power, preferences, and rights of the shares and preferred stock. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on NASDAQ under the symbol “BTCY” since August 26, 2021. Prior to that, our common stock was quoted on the OTCQB marketplace under the symbol “BTCY”. On March 31, 2023 the closing price of our common stock as reported on NASDAQ was $0.47 per share.

Shareholders of Record

As of June 29, 2023, an aggregate of 51,047,865 shares of the Company’s common stock were issued and outstanding and owned by approximately 199 named shareholders of record. As of June 29, 2023, [1,466,718] Exchangeable Shares were also issued and outstanding and held by approximately 11 holders of record. The numbers of record holders do not include beneficial owners holding shares through nominee names.

As of June 29, 2023 there is also one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee, and [6,304] Series A preferred shares issued and outstanding and owned by 2 shareholders .

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

Issuance of Securities

During the year ended March 31, 2023, the Company issued 761,038 common shares for conversion of convertible notes; the fair value of the shares issued was $843,922. The Company issued 132,202 common shares for services provided. The Company issued 2,240 common shares in connection with the exercise of options. In addition, the Company issued 71,792 shares in connection with exercise of warrants, out of to-be-issued shares from prior year commitment. The Company also issued 270,270 common shares in lieu of convertible note interest.

During the year ended March 31, 2023, 896 Series A preferred shares were repurchased by the Company for cash in the amount of $895,556.

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

On March 31, 2023, we adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes grants of equity-based and incentive cash awards to eligible participants designated by the 2023 Plan’s administrator. The 2023 Plan will be administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). An aggregate of 5,000,000 shares of the Company’s common stock (the “Common Stock”), plus the number of shares available for issuance under the Company’s 2016 Equity Incentive Plan that had not been made subject to outstanding awards, were reserved for issuance under the 2023 Plan. Unless earlier terminated by the Board, the 2023 Plan will remain in effect until all Common Stock reserved for issuance has been issued, provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date of the 2023 Plan. We also adopted the Company’s Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees of the Company and the Company’s designated subsidiaries the ability to purchase shares of the Company’s Common Stock at a discount, subject to various limitations. Under the ESPP, employees will be granted the right to purchase Common Stock at a discount during a series of successive offerings, the duration and timing of which will be determined by the ESPP administrator (the “Administrator”). In no event can any single offering period be longer than 27 months. The purchase price (the “Purchase Price”) for each offering will be established by the Administrator. With respect to an offering under Section 423 of the Internal Revenue Code of 1986 (“Section 423 Offering”), in no case may such Purchase Price be less than the lesser of (i) an amount equal to 85 percent of the fair market value on the commencement date, or (ii) an amount not less than 85 percent of the fair market value the on the purchase date. In the event of financial hardship, an employee may withdraw from the ESPP by providing a request at least 20 Business Days before the end of the offering period (the “Offering Period”). Otherwise, the employee will be deemed to have exercised the purchase right in full as of such exercise date. Upon exercise, the employee will purchase the number of whole shares that the participant’s accumulated payroll deductions will buy at the Purchase Price. If an employee wants to decrease the rate of contribution, the employee must make a request at least 20 Business Days before the end of an Offering Period (or such earlier date as determined by the Administrator). An employee may not transfer any rights under the ESPP other than by will or the laws of descent and distribution. During a participant’s lifetime, purchase rights under the ESPP shall be exercisable only by the participant.

There were no issuances from the new 2023 Plan as of March 31, 2023. Shown below is information as of March 31, 2023 with respect to the common stock of the Company that may be issued under its equity compensation plans, not including the new 2023 Plan, described above.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,587,909	$1.5487	248,402

Equity compensation plans not approved by security holders (2)

Directors, Officers and Employees Stock Option Plan (3)

Warrants granted to Directors and Officers (4)	1,666,055	$0.991	-

Total	9,253,964		248,402

(1)	Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 2,499,998 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement at an exercise price of $2.20, and a grant to Mr. Al-Siddiq of 1,400,000 options in April 2020 which would vest quarterly over four years and have an exercise price of $1.06 per share, as well as additional two grants to Mr. Al-Siddiq of 350,000 options each on March 12, 2023, with an exercise price of $1.25 and $1.75 per share respectively for each grant, out of which 175,000 options from each grant (in total 350,000) had vested immediately upon grant date, and the remaining 175,000 options from each grant (in total 350,000) will vest on March 12, 2024. A further grant was made to Mr. Al-Siddiq of 1,000,000 options on March 12, 2023, with an exercise price of $0.81 per share, out of which 250,000 options had vested immediately upon grant and the rest will vest monthly over 36 months.

(2)	At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s existing equity compensation plan was exchanged for approximately 1.197 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 1.197 shares of common stock with a corresponding adjustment to the exercise price. Does not include options granted to Mr. Al-Siddiq discussed in (1) above.

(3)	On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 3,000,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, there were 137,500 outstanding options at an exercise price of $.0001 under this plan. These options represented the right to purchase 164,590 shares of the Company’s common stock using the ratio of 1.1969:1. All of these options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

(4)	This category relates to individuals who, at the time of grant, were not part of the Company’s 2016 Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2023 and should be read in conjunction with our financial statements and related notes of the Company as of and for the fiscal years ended March 31, 2023 and 2022 contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Company Overview

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We intend to first focus on a segment of the diagnostic mobile cardiac telemetry market, otherwise known as COM, while providing our chosen markets with the capability to also perform other cardiac studies.

We developed our FDA-cleared Bioflux® COM technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2021 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, the Company announced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance its ecosystem, in 2022, the Company announced the launch of its Biotres Cardiac Monitoring Device (“Biotres”), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. We have since expanded our sales efforts to 31 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

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

Full market release of the Bioflux COM device for commercialization launched in April 2019, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we had launched sales in 31 U.S. states by December 31, 2022.

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

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the twelve months ended March 31, 2023, the Company continued to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse. The Company’s goal is to position itself as an all-in-one cardiac diagnostic and disease management solution. The Company continues to grow its data set of billions of patient heartbeats, allowing it to further develop its predictive capabilities relative to atrial fibrillation and arrythmias.

In October 2022, the Company launched its Biocare Cardiac Disease Management Solution, after successfully piloting this technology in two facilities that provide cardiac care to more than 60,000 patients. This technology and other consumer technologies and applications such as the Biokit and Biocare have been developed to allow the Company to transform and use its strong cardiac footprint to expand into remote chronic care management solutions that will be part of the BioSphere. The technology puts actionable data into the hands of physicians in order to assist them in making effective treatment decisions quickly. During March 2023, the Company launched its patient-facing Biocare app on Android and Apple app stores. This further allows the Company to expand its footprint in providing full-cycle chronic care management solutions to its clinic and patient network.

The Company identified the importance of recent developments in accelerating its path to profitability, including the launch of important new products identified, which have a ready market through cross-selling to existing large customer clinics, and large new distribution partnerships that allow the Company to sell into large hospital networks. Additionally, in September 2022, the Company was awarded a NIH Grant from the National Heart, Blood, and Lung Institute for AI-Enabled real-time monitoring, and predictive analytics for stroke due to chronic kidney failure. This is a significant achievement that broadens our technology platform’s disease space demographic. The grant focusses on Bioflux-AI as an innovative system for real-time monitoring and prediction of stroke episodes in chronic kidney disease patients. The Company received $238,703 under this award in March 2023, used to defray research, development and other associated costs.

Results of Operations

Biotricity incurred a net loss attributed to common stockholders of $19.5 million (loss per share of 37.6 cents) during the year ended March 31, 2023 as compared to $30.2 million (loss per share 66.5 cents) during the year ended March 31, 2022. From the Company’s inception in 2009 through March 31, 2023, the Company has generated an accumulated deficit of $112.6 million. We devoted, and expect to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

Comparison of the Fiscal Years and the Three Months Periods Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the fiscal years ended March 31, 2023 and 2022.

	For the years ended March 31,
	2023	2022	Period to Period Change
Revenue	$9,639,057	$7,650,269	$1,988,788
Cost of revenue	4,197,024	3,080,116	1,116,908
Gross profit	5,442,033	4,570,153	871,880
Gross Margin	56.5%	59.7%

Operating expenses:
Selling, general and administrative	17,621,865	18,556,827	(940,504)
Research and development	3,229,879	2,744,587	485,292
Total operating expenses	20,851,744	21,301,414	(455,212)
Loss from operations	(15,409,711)	(16,731,261)	1,327,092
Interest expense	(1,839,159)	(1,289,112)	(555,589)
Accretion and amortization expenses	(743,459)	(9,286,023)	8,542,564
Change in fair value of derivative liabilities	(483,873)	(683,559)	199,686
Loss upon convertible promissory note conversion and redemption	(71,119)	(1,155,642)	1,084,523
Other (expense) income	(110,822)	15,120	(125,942)
Net loss before income taxes	(18,658,143)	(29,130,477)	10,472,334
Income taxes	—	—	—
Net loss before dividends	$(18,658,143)	$(29,130,477)	$10,472,334

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022.

	For the 3 months ended March 31,
	2023	2022	Period to Period Change
Revenue	$2,742,435	$2,148,742	$593,693
Cost of revenue	1,207,734	708,105	499,629
Gross profit	1,534,709	1,440,637	94,064
Gross Margin	56.0%	67.0%

Operating expenses:
Selling, general and administrative	4,284,977	5,544,627	(1,259,650)
Research and development	703,329	629,453	73,876
Total operating expenses	4,988,306	6,174,080	(1,185,774)
Loss from operations	(3,453,605)	(4,733,443)	1,279,838
Interest expense	(665,350)	(380,288)	(285,062)
Accretion and amortization expenses	(559,956)	(451,295)	(108,661)
Change in fair value of derivative liabilities	(13,902)	(7,387)	(6,515)
Loss upon convertible promissory note conversion and redemption	14,418		14,418
Other (expense) income	6,167	(39,427)	45,594
Net loss before income taxes	(4,672,228)	(5,611,840)	939,612
Income taxes	—	—	—
Net loss before dividends	$(4,672,228)	$(5,611,840)	$939,612

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we have launched sales in 31 U.S. states by March 31, 2023. The Company earned combined device sales and technology fee income totaling $9.6 million during the year ended March 31, 2023, a 26% increase over the $7.7 million earned in the preceding fiscal year. During three months ended March 31, 2023, the Company earned total sales of $2.7 million, a 28% increase over the $2.1 million sales earned in the corresponding quarter in prior year.

Our gross profit percentage was 56.7% during the year ended March 31, 2023 as compared to 59.7% during the comparable prior year period. The slight decrease period over period was due to a decrease in gross margin related to sales of device hardware as we continue providing discounts on sales of device hardware in order to increase volumes and expand our scale on subscription billings for the technology fees. The decrease in gross margin related to sales of device hardware was partially offset by increased margin on technology fee sales. We expect the gross margin related to technology fees to continue improving going forward as we achieve greater economy of scale on our technology services, including the cost of monitoring. Given consistent gross margin on technology fees of approximately 70%, and an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time.

Gross profit percentage was 56% during three months ended March 31, 2023 as compared to 67% in the corresponding quarter in the prior year. This was mainly a result of service revenue of $500K that was earned in three months ended March 31, 2022, which had a gross margin significantly higher than the Company’s regular revenue streams.

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2023 were $20.9 million compared to $21.3 million for the fiscal year ended March 31, 2022. Total operating expenses for the three months ended March 31, 2022 were $5.0 million as compared $6.2 million for the three months ended March 31, 2022. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the fiscal year and three months ended March 31, 2023 decreased to $17.6 million and $4.3 million, respectively, compared to approximately $18.6 million and $5.5 million during the fiscal year and three months ended March 31, 2022. Despite our increased spending on sales efforts, our total selling, general and administrative expenses decreased by $0.9 million and $1.3 million, respectively, for the fiscal year and the fiscal quarter ended March 31, which was primarily due increased monitoring of spending efficiency over our fixed general and administrative expenses.

Research and development expenses

During the fiscal year and three months ended March 31, 2023 we recorded research and development expenses of $3.0 million and $0.7 million, respectively, compared to $2.7 million and $0.6 million incurred in the fiscal year and three months ended March 31, 2022. The research and development activity related to both existing and new products. The increase in research and development activity was a result of continuous development of new technologies for our ecosystem and product enhancements.

Interest Expense

During the fiscal year ended March 31, 2023 and March 31, 2022, we incurred interest expenses of $1.8 million and $1.3 million, respectively. During three months ended March 31, 2023 and March 31, 2022, we incurred interest expenses of $665 thousand and $380 thousand, respectively. The increase in interest expense corresponded to an increase in borrowings and market increases in interest rates period over period.

Accretion and amortization expenses

During the fiscal year ended March 31, 2023 and March 31, 2022, we incurred accretion expense of $0.7 million and $9.3 million, respectively. The decrease from the prior year period was primarily the result of full amortization of the debt discount related to Series A and Series B convertible notes by the end of the prior year. The amortization during the current year related primarily to the amortization of debt discount related to the Company’s term loan, and a small amount of amortization of debt discount related to new convertible notes entered towards end of the current fiscal year. During the three months ended March 31, 2023 and March 31, 2022, we incurred accretion expenses of $560 thousand and $451 thousand, respectively. The slight increase was a result of debt discount amortization related to new convertible notes entered towards end of the current fiscal year.

Change in fair value of derivative liabilities

During the year ended March 31, 2023 and March 31, 2022, the Company recognized $484 thousand and $684 thousand, respectively, related to the change in fair value of derivative liabilities. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $14 thousand and $7 thousand, respectively, related to the change in fair value of derivative liabilities.

Loss upon convertible promissory notes conversion

During the years ended March 31, 2023 and 2022, we recorded a loss of $71 thousand and $1.2 million, respectively, related to the conversion of our convertible promissory notes. During the three months ended March 31, 2023 and 2022, we recorded a gain of $14 thousand and Nil, respectively, related to the conversion and redemption of our convertible promissory notes. The decrease of loss upon conversion and redemption is a result of decreased volumes of conversions during fiscal 2023 as compared to prior year.

Other (expense) income

During the year ended March 31, 2023, we recognized $111 thousand in net other expense, as compared to net other income of $15 thousand in the corresponding prior year period. The change in net other (expense) income is mainly a result of loss upon debt extinguishments during current year. During the three months ended March 31, 2023, we recognized $6 thousand in net other income, as compared to net other loss of $39 thousand in the corresponding prior year quarter.

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

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items that related to one-time, non-recurring expenditures . We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See notes in the table below for additional information regarding special items.

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

EBITDA and Adjusted EBITDA
	12 months ended March 31, 2023	12 months ended March 31, 2022	3 months ended March 31, 2023	3 months ended March 31, 2022
	$	$	$	$
Net loss attributable to common stockholders	(19,533,683)	(30,219,454)	(4,857,438)	(5,981,731)
Add:
Provision for income taxes	—	—	—	—
Interest expense	1,839,159	1,283,570	665,350	380,288
Depreciation expense	5,953	2,308	1,488	1,488
EBITDA	(17,688,571)	(28,933,576)	(4,190,600)	(5,599,955)

Add (Less)
Accretion expense related to convertible note conversion (1)	—	4,485,143	—	—
Expense (gain) related to convertible note conversion and redemption (2)	71,119	1,155,642	(14,418)	—
Fair value change on derivative liabilities (3)	483,873	683,559	13,902	7,387
Uplisting transaction expense (4)	—	946,763	—	—
Other expense related to debt extinguishments (5)	126,158	—	—	—
Adjusted EBITDA	(17,007,421)	(21,662,469)	(4,191,116)	(5,592,568)

Weighted average number of common shares outstanding	51,957,841	45,449,720	52,394,387	50,650,735

Adjusted Loss per Share, Basic and Diluted	(0.327)	(0.477)	(0.080)	(0.110)

(1) This relates to one-time recognition of accretion expenses relate to the remaining debt discount balances on notes that were converted.

(2) This relates to one-time recognition of expenses reflecting the difference between the book value of the convertible note, relevant unamortized discounts and derivative liabilities derecognized upon conversion, and the fair value of shares that the notes were converted into, or cash paid upon redemption.

(3) Fair value changes on derivative liabilities corresponds to changes in the underlying stock value and thus does not reflect our day to day operations.

(4) These are one-time legal, professional and regulatory fees related to uplisting to Nasdaq during Q2 2022.

(5) This relates to the extinguishment loss attributed to convertible note and relevant investor warrant amendments.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the fiscal year ended March 31, 2023 was $19.5 million compared to a net loss of $30.2 million during the fiscal year ended March 31, 2022.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2023 was a gain of $616 thousand compared to a loss of $134 thousand for the fiscal year ended March 31, 2022. Translation adjustment was a loss of $10 thousand and $133 thousand, respectively, for the three months ended March 31, 2023 and March 31, 2022. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. Additionally, our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

Liquidity and Capital Resources

On March 31, 2023, we had cash deposits in the aggregate of approximately $0.6 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2023 and 2022, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditure may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

The development and commercialization of our product offerings are subject to numerous uncertainties, and we could use our cash resources sooner than we expect. Additionally, the process of developing our products is costly, and the timing of progress can be subject to uncertainty; our ability to successfully transition to profitability may be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure. Though we are optimistic with respect to our revenue growth trajectory and our cost control initiatives, we cannot be certain that we will ever be profitable or generate positive cash flow from operating activities.

The Company is in commercialization mode, while continuing to pursue the development of its next generation COM product as well as new products that are being developed.

We generally require cash to:

●	purchase devices that will be placed in the field for pilot projects and to produce revenue,

●	launch sales initiatives,

●	fund our operations and working capital requirements,

●	develop and execute our product development and market introduction plans,

●	fund research and development efforts, and

●	pay any expense obligations as they come due.

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at March 31, 2023, has an accumulated deficit of $112.5 million. On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On March 31, 2023, the Company has a working capital deficit of $6.4 million (March 31, 2022 – working capital surplus of $10.5 million). Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement.

The Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690. During fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan. During the fiscal quarter ended September 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loan. In connection with this loan, the Company and Lender also entered into a Guarantee and Collateral Agreement wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets. The Company and Lender also entered into an Intellectual Property Security Agreement dated December 21, 2021 wherein the Credit Agreement is also secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders. During the fiscal year ended March 31, 2023, the Company raised convertible notes, net of redemptions of $2,355,318 from various lenders.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(13,547,935)	$(15,163,384)
Net cash used in investing activities	—	(29,767)
Net cash provided by financing activities	2,001,603	25,168,230
Net (decrease) increase in cash	$(11,546,332)	$9,975,079

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2023, we used cash in operating activities in the amount of $13.5 million compared to $15.2 million for the fiscal year ended March 31, 2022. For each of the fiscal years ended March 31, 2023 and March 31, 2022, the cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil and $30 thousand respectively in the fiscal years ended March 31, 2023 and March 31, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.0 million for the fiscal year ended March 31, 2023 compared to $25.2 million for the fiscal year ended March 31, 2022. The financing activities of fiscal 2022 reflected the concurrent capital raise that accompanied the Company’s listing on the Nasdaq Capital Markets Exchange.

For the fiscal year ended March 31, 2023, the cash provided by financing activities was primarily from proceeds in connection with the issuance of convertible notes and loans, net of repayments, in the amount of $3.8 million. The financing proceeds were partially offset by the payment of preferred stock dividends in the amount of $0.9 million and by the redemption of preferred stock in the amount of $0.9 million.

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

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2023 and 2022:

	2023	2022
	$	$
Technology fees	8,802,032	5,904,393
Device sales	827,035	995,876
Service-related and other revenue		750,000
	9,639,057	7,650,269

The Company recognized the following forms of revenue for the three months ended March 31, 2023 and 2022:

	2023	2022
	$	$
Technology fees	2,561,990	1,539,101
Device sales	180,444	109,641
Service-related and other revenue		500,000
	2,742,435	2,148,742

Inventory

Inventory is stated at the lower of cost and market value, cost being determined on a weighted average cost basis. Market value of our finished goods inventory is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2023 and 2022.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2023 and 2022, the Company believes there was no impairment of its long-lived assets.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include sales and marketing costs, investor relation and legal costs relating to corporate matters, professional fees for consultants assisting with business development and financial matters, and office and administrative expenses.

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

Recently Issued Accounting Pronouncements

Refer to “Note 3— Summary of Significant Accounting Policies” to our consolidated financial statements included in “Part I1, Item 8 – Financial Statements and Supplementary Data” in this Annual Report for a discussion of recently issued accounting pronouncements.

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

As of March 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	38	President, Chief Executive Officer and Chairman of the Board of Directors
David A. Rosa	58	Director
Ron McClurg	64	Director
Chester White	58	Director
John Ayanoglou	57	Chief Financial Officer

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

Ronald McClurg: Director. Mr. McClurg is a senior financial executive with over 30 years of experience leading the finance, administrative and IT functions in private and public companies. He has served as Chief Financial Officer of NeuroOne Medical Technologies Corp. (Nasdaq:NMTC) since 2021. . From 2003 to 2019, Mr. McClurg was the Vice President, Finance & Administration and Chief Financial Officer for Incisive Surgical, Inc. Prior to 2002, Mr. McClurg served as Chief Financial Officer of several other publicly-held companies. He serves on the Board of Governors and as Audit Committee Chair of Biomagnetic Sciences, LLC and as Audit Chair of Healthcare Triangle, Inc. (Nasdaq: HTCI). We believe that Mr. McClurg is qualified to serve as a director due to his extensive background in corporate finance.

Chester White: Director. Mr. White has 35 years investment management and financial advisory experience investing in and advising emerging growth technology companies in the technology segments including AI, Robotics, Genetics, Mobility, FinTech, MedTech, GreenTech, Internet/Cloud and EnablingTech. He is recognized as one of the top Wallstreet analysts covering the Internet and Cloud segment speaking at industry forums and public venues such as CNBC and CNN. From 1986 to 1996 he served as a VP of Investment at Paine Webber (acquired by UBS) and Dean Witter (acquire by Morgan Stanley). He began his institutional investment career as a sell side analyst in 1996 at LH Friend and SVP of emerging technology equity research at Wells Fargo. He went on to become an MD of Technology Investment Banking at MCF & Co. and Managing Director of Griffin Partners LLC. In 2014 he founded Helios Alpha Fund, LP, an emerging growth technology hedge fund focused on sustainability and innovation. Chet has an MBA from University of Southern California; B.S. in Finance, University of Maryland, Stanford / Coursera Machine Learning, Member of SF CFA Society.

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

Board Diversity

The table below provides certain highlights of the diversity characteristics of our directors:

Board Diversity Matrix (As of June 29, 2023)
Total Number of Directors – 6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		4

Part II: Demographic Background
African American or Black		1
Alaskan Native or Native American
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2023 and March 31, 2022.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option/Warrant Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq	2023	$480,000	$240,000		$428,757		$12,000	$1,160,757
Chief Executive Officer	2022	$480,000	$225,000		$169,513		$12,000	$886,513

John Ayanoglou	2023	$293,750	$-		$232,537		$12,000	$538,287
Chief Financial Officer	2022	$300,000	$75,000		$504,910		$12,000	$891,910

(1)	For assumptions made in such valuation, see Note 7 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, while he was not a member of the Company’s options program.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2023.

	Option awards(1)					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/15 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Waqaas Al-Siddiq	4,149,984	1,450,000	-	$0.81 to $5.44	July 2026 to March 2033	-	-	-	-

John Ayanoglou	1,417,294	-	-	$0.45 to $2.40	December 2028 to December 2032	-	-	-	-

(1)	Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, having the same expiration term and rights that are the same or similar to other executive options, while he was not a member of the Company’s options program.

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Mr. Al-Siddiq dated as of April 10, 2020. Pursuant to the Employment Agreement, Mr. Al-Siddiq (“Executive”) will continue to serve as the Corporation’s Chief Executive Officer. The term of the Employment Agreement is for 12 months unless it is earlier terminated pursuant to its terms and it shall be automatically renewed for successive one year periods until the Executive or the Company delivers to the other party a written notice of their intent not to renew the employment term at least 30 days prior to the expiration of the then effective employment term. During the term of the Employment Agreement, Executive salary was initially $390,000, subject to any increase approved by the Company’s board. For the years ended March 31, 2022 and 2023, Mr. Al-Sidddiq’s salary was $480,000 per annum. Under the Employment Agreement, the Executive is eligible to earn a cash and/or equity bonus of up to 50% of his then annual salary. In the event that the Executive is terminated without just cause or terminates for good reason (as these terms are defined in the Employment Agreement), the Executive will be entitled to a severance payment equal to 12 months of salary paid on a monthly basis and accrued but unused vacation. Mr. Al-Siddiq is also compensated through period, approved option grants.

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.1 to our current report on Form 8-K on April 13, 2020

John Ayanoglou

In connection with Mr. Ayanoglou’s official appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pay Mr. Ayanoglou an initial base salary of $200,000, subject to approved increases and an approved cash or equity bonus. Mr. Ayanoglou’s base salary for calendar 2021, 2022 and 2023 was set at $300,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase 200,000 shares of the Company’s common stock, during each year of his tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. The warrants vest monthly on a pro-rata basis over a period of 12 months, with the same 10-year term and the same rights and protections as executive options awarded under the Company’s 2016 Equity Incentive Plan. As of December 31, 2020, the Company extended the expiry dates for 788,806 previously issued warrants to extend their term from 3 to 10 years in accord with the same term extension made to the options of all other company employees in fiscal 2020. As part of this revision in terms, 288,806 of these same warrants previously issued and expensed were repriced to reflect current market conditions.

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

Director Compensation

The following table sets forth a summary of the compensation for our non-employee directors during the fiscal years ended March 31, 2023 and March 31, 2022.

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ronald McClurg	2023		$14,667	-	-	-	-	-		$14,667
	2022		-	-	-	-	-	-		-

David A. Rosa	2023		$58,000			-		-		$58,000
	2022		$36,000	$85,326	$63,000	-		-		$184,326

Chester White (2)	2023	$		-	-	-	-	-	$
	2022			-		-	-	-

Steve Salmon (3)	2023		$2,000	-	-	-	-	-		$2,000
	2022		$24,000	-	$126,000	-	-	-		$150,000

Dr. Norman M. Betts (4)	2023		$2,000		-	-	-	-		$2,000
	2022		$24,000	$126,000	-	-	-	-		$150,000

Patricia Kennedy (5)	2023		$14,000	-	-	-	-	-		$14,000
	2022		$24,000	-	$126,000	-	-	-		$150,000

(1)	Mr. McClurg was appointed to the board on May 2, 2022.
(2)	Mr. White was appointed to the board on August 11, 2022.
(3)	Mr. Salmon resigned from the board on May 2, 2022.
(4)	Mr. Betts resigned from the board on August 4, 2022.
(5)	Ms. Kennedy resigned from the board on August 4, 2022.

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

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the NASDAQ Stock Market. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Ronald McClurg meets the qualifications of an Audit Committee financial expert. The Audit Committee consists of Ronald McClurg, David A. Rosa and Chester White. Ronald McClurg is the chairman of the Audit Committee. Norman Betts was the chairman of the Audit Committee until his resignation from the Board in August 2022. During the fiscal year ended March 31, 2023, the Audit Committee met 4 times.

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

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. The Compensation Committee consists of David Rosa and Chester White. Dave Rosa is the chairman of the Compensation Committee. During the fiscal year ended March 31, 2023, the Compensation Committee met 2 times. Steve Salmon was a member of the Compensation Committee until his resignation from the Board in May 2022.

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

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of David Rosa and Chester White, with David Rosa serving as chairman. During the fiscal year ended March 31, 2023, the Nominating and Corporate Governance Committee met 2 times.

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

Under such definitions, Dr. Betts, Steve Salmon, Ms. Kennedy and Mr. Rosa are independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of June 29, 2023 held by (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 29, 2023 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 52,514,582 shares are outstanding as of June 29, 2023, consisting of 51,047,864 shares of common stock and 1,466,718 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq (1)	9,053,997	15.08%
Isa Khalid Abdulla Al-Khalifa	2,814,594	4.69%
John Ayanoglou (2)	1,458,961	2.43%
David A. Rosa (2)	698,104	*
Chester White	704,862	*
Ronald McClurg	10,000	*

All directors and executive officers as a group	11,925,924	19.86%

* Less than 1%

(1) Includes an option to purchase an aggregate of 4,341,661 of the Company’s shares.

(2) Includes warrants that were granted during 2017 to 2023, that are exercisable within 60 days of June 29, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2022 and March 31, 2022.

Fee Category	2023	2022
Audit Fees (1)	$145,733	$169,250
Audit-Related Fees (2)
Tax Fees
All Other Fees
Total Fees	$145,733	$169,250

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consists of fees for professional services rendered in connection with the Company’s registration statements and offerings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Biotricity Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.2	Exchangeable Share provisions with respect to the special rights and restrictions attached to Exchangeable Shares (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.3	Form of Secured Convertible Debenture due September 21, 2017 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.10	Form of Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
4.11	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
4.12	Promissory Note between Biotricity Ic. and Cross River Bank (filed as exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on July 15, 2020 and incorporated herein by reference).
10.1	Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.2	Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.3	Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.4	Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.6	Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.8	Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).

10.11+	Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
10.13	Purchase Agreement, dated as of June 28, 2018, by and between Biotricity, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2018 and incorporated herein by reference).
10.14	Form of Promissory Note (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.15	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.16	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
10.17	Form of Securities Purchase Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
10.18	Form of Exchange Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2019 and incorporated herein by reference).
10.19	Employment Agreement between the Company and Waqaas Al-Siddiq filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2020 and incorporated herein by reference).
10.20	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.21	Form of Convertible Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.22	Form of Warrant filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.23	Form of Registration Rights Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.24	Form of Subscription Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.25	Form of Convertible Promissory Note filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.26	Form of Registration Rights Agreement filed as Exhibit 10. 4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.27	Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.28	Common Stock Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.29	Collateral Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.30	IP Security Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.31	At The Market Offering Agreement, by and between the Company and H.C. Wainwright & CO, LLC, dated March 22, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022 and incorporated herein by reference).
10.32	Credit Agreement, by and between the Company and SWK Funding LLC (filed as Exhibit 10.1 to the current report under Form 8-K filled with SEC on December 28, 2021)
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
23.1	Consent of SRCO Professional Corporation
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
99.3	Nominating and Corporate Governance Committee Charter
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document Accounting Officer
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of June 29, 2023.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	June 29, 2023
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	June 29, 2023
John Ayanoglou

/s/ David A. Rosa	Director	June 29, 2023
David A. Rosa

/s/ Chester White	Director	June 29, 2023
Chester White

/s/ Ronald McClurg	Director	June 29, 2023
Ronald McClurg

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and its subsidiary (the Company) as of March 31, 2023 and 2022 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2023 and related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, working capital deficiency and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada June 29, 2023	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	As at March 31, 2023	As at March 31, 2022
	$	$

CURRENT ASSETS
Cash	570,460	12,066,929
Accounts receivable, net	1,224,137	2,006,678
Inventories [Note 3]	2,337,006	842,924
Deposits and other receivables	588,599	406,280
Total current assets	4,720,202	15,322,811

Deposits [Note 12]	85,000	85,000
Long-term accounts receivable	96,344	—
Property and equipment [Note 13]	21,506	27,459
Operating right of use asset [Note 12]	1,587,492	1,242,700
TOTAL ASSETS	6,510,544	16,677,970

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	5,042,476	2,595,747
Convertible promissory notes and short term loans [Note 5]	4,774,468	1,540,000
Derivative liabilities [Note 8]	1,008,216	520,747
Operating lease obligations, current [Note 12]	335,608	210,320
Total current liabilities	11,160,768	4,866,814

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	12,178,809	11,612,672
Derivative liabilities [Note 8]	759,065	352,402
Operating lease obligations [Note 12]	1,386,487	1,120,018
TOTAL LIABILITIES	26,355,929	18,822,706

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,980,000 authorized as at March 31, 2023 and March 31, 2022, 1 share issued and outstanding as at March 31, 2023 and March 31, 2022 [Note 9]	1	1
Series A preferred stock, $0.001 par value, 20,000 authorized as at March 31, 2023 and March 31, 2022, respectively, 6,304 and 7,200 preferred shares issued and outstanding as at March 31, 2023 and as at March 31, 2022, respectively [Note 9]	6	7
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2023 and March 31, 2022. Issued and outstanding common shares: 51,047,864 and 49,810,322 as at March 31, 2023 and March 31, 2022, respectively, and exchangeable shares of 1,466,718 outstanding as at March 31, 2023 and March 31, 2022 [Note 9]	52,514	51,277
Shares to be issued, 23,723 and 123,817 shares of common stock as at March 31, 2023 and March 31, 2022, respectively) [Note 9]	24,999	102,299
Additional paid-in-capital	92,800,717	91,507,478
Accumulated other comprehensive loss	(152,797)	(768,656)
Accumulated deficit	(112,570,825)	(93,037,142)
TOTAL STOCKHOLDERS’ DEFICIENCY	(19,845,385)	(2,144,736)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	6,510,544	16,677,970

Commitments and contingencies [Note 11]

Subsequent Events [Note 14]

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Year Ended March 31, 2023	Year Ended March 31, 2022
	$	$

REVENUE	9,639,057	7,650,269

Cost of Revenue	4,197,024	3,080,116
GROSS PROFIT	5,442,033	4,570,153

OPERATING EXPENSES
Selling, general and administrative expenses	17,621,865	18,562,369
Research and development expenses	3,229,879	2,744,587
TOTAL OPERATING EXPENSES	20,851,744	21,306,956
LOSS FROM OPERATIONS	(15,409,711)	(16,736,803)
Interest expense	(1,839,159)	(1,283,570)
Accretion and amortization expenses [Note 5,6]	(743,459)	(9,286,023)
Change in fair value of derivative liabilities [Note 8]	(483,873)	(683,559)
Loss upon convertible promissory notes conversion and redemption [Note 9]	(71,119)	(1,155,642)
Other (expense) income	(110,822)	15,120
NET LOSS BEFORE INCOME TAXES	(18,658,143)	(29,130,477)

Income taxes [Note 10]	—	—
NET LOSS BEFORE DIVIDENDS	(18,658,143)	(29,130,477)

Adjustment: Preferred Stock Dividends	(875,540)	(1,088,977)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(19,533,683)	(30,219,454)

Translation adjustment	615,859	(134,470)

COMPREHENSIVE LOSS	(18,917,824)	(30,353,924)

LOSS PER SHARE, BASIC AND DILUTED	(0.376)	(0.665)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,957,841	45,449,720

See accompanying notes to the consolidated financial statements

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US Dollars)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2022	7,201	8	51,277,040	51,277	123,817	102,299	91,507,478	(768,656)	(93,037,142)	(2,144,736)
Conversion of convertible notes into common shares [Note 9]	—	—	761,038	761	—	—	843,161	—	—	843,922
Preferred stock purchased back via cash	(896)	(1)	—	—	—	—	(777,174)	—	—	(777,175)
Issuance of shares for services [Note 9]	—	—	132,202	132	—	—	150,286	—	—	150,418
Issuance of warrants for services [Note 9]	—	—	—	—	—	—	232,526	—	—	232,526
Exercise of warrants for cash [Note 9]	—	—	71,792	72	(100,094)	(77,300)	47,228	—	—	(30,000)
Exchange of warrants for promissory notes	—	—	—	—	—	—	(71,768)	—	—	(71,768)
Issuance of shares in lieu of convertible note interest [Note 9]	—	—	270,270	270	—	—	221,351	—	—	221,621
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	647,631	—	—	647,631
Cashless exercise of options [Note 9]	—	—	2,240	2	—	—	(2)	—	—	—
Translation adjustment	—	—	—	—	—	—	—	615,859	—	615,859
Net loss before dividends for the year	—	—	—	—	—	—	—	—	(18,658,143)	(18,658,143)
Preferred stock dividends	—	—	—	—	—	—	—	—	(875,540)	(875,540)
Balance, March 31, 2023	6,305	7	52,514,582	52,514	23,723	24,999	92,800,717	(152,797)	(112,570,825)	(19,845,385)

Balance, March 31, 2021	8,046	9	39,014,942	39,015	268,402	280,960	56,298,726	(634,186)	(62,817,688)	(6,833,164)
Issuance of common shares for private placement [Note 9]	—	—	69,252	69	—	—	249,931	—	—	250,000
Issuance of preferred shares for private placement investors [Note 9]	100	—	—	—	—	—	100,000	—	—	100,000
Derivative liabilities adjustment pursuant to issuance of preferred shares [Note 8] [Note 9]	—	—	—	—	—	—	(17,084)	—	—	(17,084)
Issuance of shares from uplisting [Note 9]	—	—	5,382,331	5,382	—	—	14,540,423	—	—	14,545,805
Conversion of convertible notes into common shares [Note 9]	—	—	4,715,346	4,715	(19,263)	(38,460)	15,712,199	—	—	15,678,454
Conversion of preferred shares into common shares [Note 9]	(715)	(1)	288,756	289	—	—	633,517	—	—	633,805
Preferred stock purchased back via cash	(230)	—	—	—	—	—	(193,448)	—	—	(193,448)
Issuance of shares for services [Note 9]	—	—	701,688	702	(250,000)	(242,500)	1,656,247	—	—	1,414,449
Exercise of warrants for cash [Note 9]	—	—	658,355	658	123,678	102,299	873,285	—	—	976,242
Issuance of warrants for services [Note 9]	—	—	—	—	—	—	740,156	—	—	740,156
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	913,613	—	—	913,613
Cashless exercise of warrants	—	—	446,370	447	1,000	—	(87)	—	—	360
Translation adjustment	—	—	—	—	—	—	—	(134,470)	—	(134,470)
Net loss before dividends for the year	—	—	—	—	—	—	—	—	(29,130,477)	(29,130,477)
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,088,977)	(1,088,977)
Balance, March 31, 2022	7,201	8	51,277,040	51,277	123,817	102,299	91,507,478	(768,656)	(93,037,142)	(2,144,736)

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended March 31, 2023	Year Ended March 31, 2022
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(18,658,143)	(29,130,477)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	647,631	913,613
Issuance of shares for services	150,418	1,414,449
Issuance of warrants for services, at fair value	232,526	541,443
Accretion and amortization expense	743,459	9,286,023
Change in fair value of derivative liabilities	483,873	683,559
Loss upon convertible promissory notes conversion and redemption	71,119	1,155,642
Loss on debt and warrant modification [Note 5]	126,158	—
Property and equipment depreciation	5,953	2,308
Non-cash lease expenses	340,307	87,639
Changes in operating assets and liabilities:
Accounts receivable, net	686,197	(435,484)
Inventories	(1,494,082)	(570,431)
Deposits and other receivables	(224,819)	(60,665)
Accounts payable and accrued liabilities	3,341,468	948,997
Net cash used in operating activities	(13,547,935)	(15,163,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	—	(29,767)
Net cash used in investing activities	—	(29,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	—	250,000
Issuance of preferred shares, net	—	100,000
Redemption of preferred shares	(895,556)	(230,000)
Exercise of warrants for cash	12,500	872,292
Federally guaranteed loans	—	499,900
Proceeds from convertible notes, net	2,355,318	—
Proceeds from (repayment of) promissory note and short term loan, net	1,476,121	(1,660,220)
Issuance of shares from uplisting	—	14,545,805
Term loan, net	—	11,756,563
Preferred stock dividend	(946,780)	(966,110)
Net cash provided by financing activities	2,001,603	25,168,230

Effect of foreign currency translation	49,863	(109,712)
Net (decrease) increase in cash during the year	(11,546,332)	9,975,079
Cash, beginning of year	12,066,929	2,201,562
Cash, end of year	570,460	12,066,929

Supplemental disclosure of cash flow information:
Interest paid	1,651,546	553,265
Taxes	—	—

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

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

The consolidated financial statements of the Company have been prepared on a historical cost basis except derivative liabilities which are carried at fair value.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period consolidated financial statement presentation. Interest expense related to debt principal, previously recorded as a selling, general and administrative expense in the consolidated statements of operations and comprehensive loss in the prior year, was reclassified as a non-operating expense.

Going Concern, Liquidity and Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at March 31, 2023, had an accumulated deficit of $112,570,825 and a working capital deficiency of $6,440,566. Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690. During fiscal quarter ended June 30, 2021, the Company raised an additional $499,900 through government EIDL loan. During the fiscal quarter ended September 30, 2021, the Company raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loans. In connection with this loan, the Company and Lender also entered into a Guarantee and Collateral Agreement wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets. The Company and Lender also entered into an Intellectual Property Security Agreement dated December 21, 2021 wherein the Credit Agreement is also secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders. During the fiscal year ended March 31, 2023, the Company raised convertible notes, net of redemptions of $2,355,318 from various lenders.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

As we proceed with the commercialization of the Bioflux, Biotres, and Biocare product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

Based on the above facts and assumptions, we believe our existing cash, along with anticipated near-term financings, will be sufficient to continue to meet our needs for the next twelve months from the filing date of this report. However, we will need to seek additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China and spread globally, causing significant disruption to the global and US economy. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic. Though its operations have since returned to a normal state, the extent to which the COVID-19 pandemic may continue to affect the economy and the Company’s operations may depend on future developments.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on April 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by applying the core principles – (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

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

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2023 and 2022:

	2023	2022
	$	$
Technology fees	8,802,032	5,904,393
Device sales	837,025	995,876
Service-related and other revenue	-	750,000
	9,639,057	7,650,269

Inventories

Inventory is stated at the lower of cost and market value, cost being determined on a weighted average cost basis. Market value of our finished goods inventory and raw material inventory is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

	2023	2022
	$	$
Raw material	1,186,735	468,454
Finished goods	1,150,271	374,470

	2,337,006	842,924

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

Significant accounts that require estimates as the basis for determining the stated amounts include share-based compensation, impairment analysis and fair value of warrants, promissory notes, convertible notes and derivative liabilities.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

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

In determining the fair values of the derivative liabilities from the conversion and redemption features, the Company used Monte-Carlo and lattice models with the following assumptions: dividend yields, volatility, risk-free rate and the remaining expected life. Changes in those assumptions and inputs could in turn impact the fair value of the derivative liabilities and can have a material impact on the reported loss and comprehensive loss for the applicable reporting period.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

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

When the forecasts indicate that sufficient future taxable income will be available to deduct the temporary differences, a deferred tax asset is recognized for all deductible temporary differences. Changes or differences in underlying estimates or assumptions may result in changes to the current or deferred income tax balances on the consolidated balance sheets, a charge or credit to income tax expense included as part of net income (loss) and may result in cash payments or receipts. Judgment includes consideration of the Company’s future cash requirements in its tax jurisdictions. All income, capital and commodity tax filings are subject to audits and reassessments. Changes in interpretations or judgments may result in a change in the Company’s income, capital, or commodity tax provisions in the future. The amount of such a change cannot be reasonably estimated.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, consolidated balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholders’ deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Accounts Receivable

Accounts receivable consists of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the consolidated balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes and short term loans, federally-guaranteed loans, term loans and accounts payable and accrued liabilities. The Company’s derivative liabilities are carried at fair values and are classified as Level 3 financial instruments. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities, short-term	$1,008,216	$—	$—	$1,008,216
Derivative liabilities, long-term	759,065	—	—	759,065
Total liabilities at fair value	$1,767,281	$—	$—	$1,767,281

	As of March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities, short-term	$520,747	$—	$—	$520,747
Derivative liabilities, long-term	352,402	—	—	352,402
Total liabilities at fair value	$873,149	$—	$—	$873,149

There were no transfers between fair value hierarchy levels during the years ended March 31, 2023 and 2022.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2023 and 2022, the Company believes there was no impairment of its long-lived assets.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease liabilities, current, and lease liabilities, long-term in the consolidated balance sheet.

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 12 for further discussion.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The Company provides for Federal, State and Provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for consolidated financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include sales and marketing costs, investor relation and legal costs relating to corporate matters, professional fees for consultants assisting with business development and financial matters, and office and administrative expenses.

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the consolidated statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective for fiscal years beginning after December 15, 2022. The Company does not expect that this guidance will have a significant impact on the Company’s consolidated financial statements.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2023	As at March 31, 2022
	$	$
Trade and other payables	3,435,123	1,159,477
Accrued liabilities	1,607,353	1,436,270
	5,042,476	2,595,747

Trade and other payables and accrued liabilities as at March 31, 2023 and 2022 included $446,771 and $2,851, respectively, due to a shareholder, who is a director and executive of the Company.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

	Fiscal Year
	2023	2022
	$	$
Balance, beginning of year	1,540,000	2,617,798
Conversion to common shares (Note 9)	(555,600)	(10,309,000)
Redemption of convertible notes	(126,680)	—
Convertible note extinguishment	(500,000)	—
New issuance of convertible note, net of discounts	2,335,243	—
New issuance of short-term loan and promissory notes, net of discounts	2,444,480	—
Repayment of short-term loans	(440,470)	—
Accretion and amortization of discounts	77,495	9,231,202
Balance, end of year	4,774,468	1,540,000

Interest expense on the above debt instruments was $111,040 and $546,878 for the years ended March 31, 2023 and 2022, respectively.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

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

The Company was obligated to pay the placement agent of the first series of Series A Notes a 12% cash fee for $8,925,500 (face value) of the notes and 2.5% cash fee and other sundry expenses for the remaining $2,350,000 (face value) of the notes.

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

Prior to January 8, 2021 (final closing date), the Company determined that the conversion and redemption features contained in those Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion and redemption features.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

On December 30, 2022, the Company exchanged $500,000 of Series A Notes along with its outstanding interest accrual of $121,500 into a new convertible note with the same note holder. The new convertible note has principal of $621,500, stated interest rate of 12% per annum, as well as option to convert outstanding principal and accrued interest at the conversion price, calculated at 75% multiplied by the average of the three lowest closing prices during the previous ten trading days prior to the receipt of the conversion notice. The new convertible note matures on December 30, 2023. The Company had concluded that this exchange transaction is an extinguishment of the original convertible note. Therefore, the Company recorded the new convertible note at fair value, which was its face value of $621,500 net of a discount of $64,636. The difference between the fair value of the original convertible note immediately prior to the extinguishment and the fair value of the new convertible note is $64,636. This amount was recorded as a gain upon debt extinguishment and was included in other income on the consolidated statements of operations and comprehensive loss. In addition, the Company had assessed fair value of the derivative liability associated with the conversion option on the original note immediately before the modification, as well as the fair value of the derivative liability associated with the new convertible note. The difference $14,083 was recognized as other expense [Note 8].

As of March 31, 2023, the remaining unamortized discount on Series A convertible notes was $49,393.

As of March 31, 2023, the Company recorded $74,912 of interest accruals for the Series A Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

During the year ended March 31, 2022, $472,500 (face value) of Series B Notes were converted into 207,516 common shares. As at March 31, 2022, $840,000 of Series B Notes remained unconverted and outstanding, which was equal to the face value of the relevant convertible notes.

During the year ended March 31, 2023, $555,600 (face value) of Series B Notes were converted into 761,038 common shares (Note 9 d).

During the year ended March 31, 2023, $126,680 (face value) of Series B Notes were redeemed by cash payment of $145,682. The redemption price was determined in accordance to the Series B note agreement, where the Company has an option to redeem the note at 115% of its principal value instead of converting the note upon receipt of a conversion notice. The difference between the redemption cash payment and the book value of the note redeemed, including the derivative liability associated to the note, was $24,408, and was recognized as a gain upon convertible note repayment.

As of March 31, 2023, the Company recorded accrued interest in the amount of $84,863 related to the Series B Notes. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

In total, as at March 31, 2023, the Company had issued $821,500 and $157,720 for Series A and Series B notes, respectively, out of which $200,000 and $157,720 for Series A and Series B notes remained outstanding beyond their contractual maturity date. These continued to accrue interest, and no repayment demand notification was received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently; and it is management’s expectation that all of these notes will eventually convert. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Series C Convertible Notes

During the three months ended March 31, 2023, the Company issued $590,000 (face value) in convertible promissory notes (the “Series C Notes”) sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 15% per annum.

For Series C Notes, commencing six months following the Issuance Date, and at any time thereafter, at the sole election of the Holder, any amount of the outstanding principal and accrued interest of this note (the “Conversion Amount”) could be converted into that number of shares of Common Stock equal to: the Conversion Amount divided by the “Optional Conversion Price”, which is defined as lower of (i) seventy-five percent (75%) of the VWAP for the five (5) Trading Days prior to the Conversion Date, or (ii) eighty percent (80%) of the gross sale price per share of Common Stock (or conversion or exercise price per share of Common Stock of any Common Stock Equivalents) sold in a Qualified Financing.

For Series C Notes, “Mandatory Conversion” of the notes would convert into common stock at the applicable “Mandatory Conversion Price”, if either (i) on each of any twenty (20) consecutive Trading Days (the “Measurement Period”) (A) the closing price of the Common Stock on the applicable Trading Market is at least $3.00 per share and (B) the dollar value of average daily trades of the Common Stock on the applicable Trading Market is at least $400,000 per Trading Day; or (ii) upon the closing of a Qualified Financing, provided that the dollar value of average daily trades of the Common Stock on the applicable National Exchange on each of the ten (10) consecutive Trading Days following such closing is at least $400,000 per Trading Day. Mandatory Conversion Price means, in the case of a Mandatory Conversion under situation (i) above, seventy percent (70%) of the VWAP over the Measurement Period, or in the case of a Mandatory Conversion under situation (ii) above, eighty percent (80%) of the gross sale price per share of Common Stock (or conversion or exercise price per share of Common Stock of any Common Stock Equivalents) sold in a Qualified Financing.

The Company was obligated to issue warrants that accompany the convertible notes and provide 100% warrant coverage. The warrants have a 4-year term from date of issuance and an exercise price that is 200% of the 5-day volume weighted average price of the Company’s common shares at the time final closing.

The Company was obligated to pay the placement agent of the first series of Series C Notes a 10% cash fee for the face value of the notes.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

The Company was also obligated to issue warrants to the placement agent that have a 10-year term and cover 8% of face value of the notes, with an exercise price that equals to the 5-day volume weighted average price of the Company’s common shares at the time final closing.

Net proceeds to the Company from Series C Notes issuance up to March 31, 2023 amounted to $501,000 after payment of the relevant financing related fees.

Prior to the final closing date, the Company determined that the conversion features contained in those Note, as well as the obligations to issue investor warrants and placement agent warrants represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion features, as well as the obligations related to investor warrant and placement agent warrant issuance.

For the Series C Notes, The Company recognized debt issuance costs of $89,000 and treated these as debt discounts. The Company also recognized additional debt discount in the amount of $501,000 in connection with the recognition of derivative liabilities for the conversion features, investor warrants and placement agent warrants. The debt discounts are recorded as a contra liability against the convertible note, and are amortized and recognized as accretion expenses using the effective interest method over the remaining lives of the Notes. Since total debt discount amount cannot exceed total gross proceeds, the Company recognized $184,417 accretion expenses up front, which represents the amount of total derivative liabilities upon initial recognition of $685,417 less net proceeds of Series C Notes of $501,000.

As of March 31, 2023, the Company recorded accrued interest in the amount of $2,598 related to the Series C Notes.

As of March 31, 2023, the remaining unamortized discount on Series C convertible notes was $578,589.

Other Convertible Notes

On January 23, 2023, the Company issued $2,000,000 (face value) in convertible promissory notes (the “Other Convertible Notes”) to an accredited investor. The Notes mature 18 months from the issuance date. This note bears interest rate at a fixed rate of 10% in the form of stock with a striker price equal to the closing stock price on the note issuance date. Therefore, the Company issued 270,270 units of common stock in lieu of interest on this convertible note. These stocks were valued at $221,621 and was recognized as a deferred cost on the convertible note, recorded as a contra liability against the convertible note, and was amortized and recognized as accretion expense using the effective interest rate method over the remaining lives of the Other Convertible Notes.

The conversion of the Other Convertible Notes is automatic upon a Qualified Financing which is in the control of the Company, or at maturity of the notes, upon mutual agreement by the note holder and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Other Convertible Notes.

As of March 31, 2023, the remaining unamortized discount on Other Convertible Notes was $186,404.

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of March 31, 2023, the amount of principal outstanding was $275,462. The remaining unamortized issuance cost discount was $6,142. The Company has an option to repay the loan earlier to receive a discount on total repayment. If the Company repays within 30 days, the total repayment is $512,000. If the Company repays within 60 days, the total repayment is $520,000. If the Company repays within 90 days, the total repayment is $528,000.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

In December 2022, the Company also entered into a short term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of March 31, 2023, the amount of principal outstanding under this agreement was $620,418 and the remaining unamortized issuance cost discount was $20,800. The Company has an option to repay the loan earlier and receive a discount on total repayment. The total repayment amount becomes $920,000 if repaid within 30 days, $944,000 if repaid within 60 days, $968,000 if repaid within 90 days, $1,000,000 if repaid within 120 days, and $1,088,000 if repaid within 150 days.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matures on December 15, 2023, when the Principal Amount is due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of March 31, 2023, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,312.

On December 30, 2022, the Company extinguished 306,604 warrants (Note 9f) that were originally issued to Series A Convertible Note holders, and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and matures on June 30, 2023. The Company is obligated to repay 50% of the principal balance on March 31, 2023, and the rest of the promissory notes on the maturity date. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and will be amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. The difference between these fair values is $176,711, and was recognized as other expense on the income statement. As of March 31, 2023, the obligation to repay 50% of the principal balance was waived and amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $7,304.

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. As of March 31, 2023, the amount of principal outstanding under this agreement was $300,000 and the remaining unamortized issuance cost discount was $12,000. The Company has an option to repay the loan earlier and receive a discount on total repayment. The total repayment amount becomes $345,000 if repaid within 30 days, $354,000 if repaid within 60 days, $363,000 if repaid within 90 days and $375,000 if repaid within 120 days.

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due on each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

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

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted as debt discount, and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. For the years ended March 31, 2023 and 2022, the amortization of debt discount expense was $202,138 and $54,822 respectively.

Total interest expense on the term loan for the years ended March 31, 2023 and 2022 $1,646,903 and $379,500, respectively. During November 2022, the unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

The Company had accrued interest payable of $239,614 and $164,833, respectively, as of March 31, 2023 and March 31, 2022.

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

In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants are accounted as a deduction from liability as well as a credit into additional paid-in capital, and amortized using the effective interest method.

At March 31, 2023, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

7. FEDERALLY GUARANTEED LOAN

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

As of March 31, 2023, the Company recorded accrued interest of $65,247 for the EIDL loan (March 31, 2022: $44,233).

Interest expense on the above loan was $32,654 and $44,233 for the years ended March 31, 2023 and 2022, respectively.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

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

	Fiscal Year 2023 $	Fiscal Year 2022 $
Derivative liabilities, beginning of year	352,402	410,042
New issuance	-	17,084
Change in fair value of derivatives during the Year	459,699	398,111
Reduction due to preferred shares redeemed	(53,036)	(472,835)
Derivative liabilities, end of year	759,065	352,402

BIOTRICITY INC.

Notes to Consolidated Financial Statements

The lattice methodology was used to value the derivative components, using the following assumptions:

	Fiscal Year	Fiscal Year
	2023	2022
Dividend yield (%)	12	12
Risk-free rate for term (%)	1.90 – 4.40	1.63 - 1.71
Volatility (%)	82.2 – 108.2	101.7 - 110.5
Remaining terms (Years)	0.5 – 1.12	3.17 - 4.00
Stock price ($ per share)	0.45 – 1.77	2.27 - 3.98

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity.

	Fiscal Year 2023 $	Fiscal Year 2022 $

Balance beginning of year	520,747	3,633,856
New Issuance	685,417
Conversion to common shares	(192,794)	(3,398,557)
Change in fair value of derivative liabilities	24,174	285,448
Convertible note modification	14,082	—
Convertible note redemption	(43,410)	—
Balance end of year	1,008,216	520,747

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions:

	Fiscal Year	Fiscal Year
	2023	2022
Risk-free rate for term (%)	4.10 – 4.70	0.40 - 1.37
Volatility (%)	92.2 – 94.5	66.1 - 80.3
Remaining terms (Years)	1.34 – 1.59	0.12 - 0.29
Stock price ($ per share)	0.46 – 0.78	2.27 - 3.98

9. STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

As at March 31, 2023, the Company is authorized to issue 125,000,000 (March 31, 2022 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2022 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2022 – 20,000) are designated shares of Series A preferred stock ($0.001 par value)

At March 31, 2023, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 52,514,582 (2022 – 51,277,040) shares; these were comprised of 51,047,864 (2022 – 49,810,322) shares of common stock and 1,466,718 (2022 – 1,466,718) exchangeable shares. At March 31, 2023, there were 6,304 Series A shares of Preferred Stock that were issued and outstanding (2022 – 7,200). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at March 31, 2023 and 2022.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

(b) Exchange Agreement

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

(c) Series (A) Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of March 31, 2023 and 2022 was 6,304 and 7,200, respectively.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

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

Company Redemption

The Company may redeem all or part of the outstanding Series A Preferred Stock after one year from the date of issuance by paying an amount equal to the aggregate Purchase Price paid, adjusted for any reduction in Series A Preferred Stock holdings, multiplied by 110% plus accrued dividends

(d) Share issuances

Share issuances during the year ended March 31, 2022

During the year ended March 31, 2022, the Company issued 4,696,083 common shares (not including 19,263 shares that were part of to be issued shares from prior year conversions) in connection with conversion of convertible notes. The total amounts of debts settled is in amount of $14,522,812 that composed of face value of convertible promissory notes in amount of $10,309,000, carrying amount of conversion and redemption feature derived from notes in amount of $3,398,557 and unpaid interest in amount of $815,255. The fair value of the shares issued was determined based on the market price upon conversion and was in the amount of $15,678,454. The difference between amounts of debts settled and fair value of common shares issued was in the amount of $1,155,642 and was recorded as loss on conversion of convertible promissory notes in the consolidated statement of operations and comprehensive loss.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

During the year ended March 31, 2022, the Company also issued an aggregate of 1,423,260 shares of its common stock to investors as part of the one-for-one exchange of previously issued exchangeable shares into the Company’s Common Stock, which is a non-cash transaction.

Share issuances during the three months ended June 30, 2022

During the three months ended June 30, 2022, the Company issued 404,545 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $406,118 that composed of face value of convertible promissory notes in amount of $302,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $104,118. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $457,025. The difference, that represented a loss on conversion between amounts of debt settled and fair value of common shares issued, was in the amount of $50,908 and was recorded as loss on conversion of convertible promissory notes in the consolidated statement of operations and comprehensive loss.

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

Share issuances during the three months ended September 30, 2022

During the three months ended September 30, 2022, the Company issued 117,647 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $135,274 that composed of face value of convertible promissory notes in amount of $100,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $35,274. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $175,294. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $40,020 and was recorded as loss on conversion of convertible promissory notes in the consolidated statement of operations and comprehensive loss.

During the three months ended September 30, 2022, the Company issued 22,772 common shares for services received, with a fair value of $30,287.

Share issuances during the three months ended December 31, 2022

During the three months ended December 31, 2022, the Company issued 238,846 common shares in connection with the conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $207,002 that composed of face value of convertible promissory notes in amount of $153,600 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $53,402. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $211,602. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $4,600 and was recorded as loss on conversion of convertible promissory notes in the consolidated statements of operations and comprehensive loss.

In addition, the Company issued 105,263 common shares for services received with a fair value of $112,631 which was recognized as a selling, general and administrative expense with a corresponding credit to additional paid-in capital.

Share issuances during the three months ended March 31, 2023

During the three months ended March 31, 2023, the Company issued 2,240 common shares in connection with a cashless exercise of options. The Company recognized $2 of common shares and debited additional paid in capital for $2.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

In addition, the Company issued 270,270 common shares in lieu of interest payment for a new convertible note (Note 5). The fair value of the shares issued was $221,621, which was determined based on closing stock price on the date of share issuance approval. The fair value of shares issued was recognized as a deferred cost, a contra liability to convertible notes, with a corresponding credit to additional paid in capital.

(e) Shares to be issued

During the year ended March 31, 2023, the Company issued 100,094 shares in satisfaction of its obligation of shares to be issued, and moved $77,300 out of the shares to be issued account into the additional paid in capital account. As at March 31, 2023, the Company has 23,723 outstanding shares remaining to be issued in connection with warrant exercises in prior fiscal year.

(f) Warrant issuances, exercises and other activity

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

During the year ended March 31, 2022, the Company issued 212,594 warrants, including 25,000 as compensation for advisor and consultant services, and 187,594 as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair valued at $541,443, and recognized as selling, general and administrative expenses, with a corresponding credit to additional paid-in capital.

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

Warrant exercises and issuances during the three months ended June 30, 2022

During the three months ended June 30, 2022, the Company issued 53,827 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair valued at $77,414, and recognized as selling, general and administrative expenses, with a corresponding credit to additional paid-in capital.

Warrant exercises and issuances during the three months ended September 30, 2022

During the three months ended September 30, 2022, the Company issued 118,282 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair valued at $77,332, and recognized as selling, general and administrative expenses, with a corresponding credit to additional paid-in capital.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

Warrant issuances and exchanges into other securities during the three months ended December 31, 2022

During the three months ended December 31, 2022, the Company issued 218,785 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The fair value of the warrants at issuance was $77,780 and was recognized as a selling, general and administrative expense, with a corresponding credit to additional paid-in capital. In addition, the Company added 312,500 warrants to its outstanding warrant schedule in connection with warrants issued to Series B convertible note holders. This has no impact on paid-in capital as the fair value of warrants were already accounted for as part of the original Series B convertible note issuance accounting entries. Lastly, the Company extinguished and exchanged 306,604 warrants for promissory notes [Note 5] that resulted in an adjustment to additional paid-in capital in the amount of $71,768.

Warrant issuances during the three months ended March 31, 2023

None.

Warrant issuances, exercises and expirations or cancellations during the fiscal years ended March 31, 2023 and 2022 as follows:

Warrant activity during the years ended March 31, 2023 and 2022 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2021	1,258,495	2,130,555	7,766,652	11,155,702
Expired/cancelled	(150,841)	(298,333)	-	(449,174)
Exercised	(662,389)	(242,500)	(555,029)	(1,459,918)
Issued	430,940	212,594	-	643,534
As at March 31, 2022	876,205	1,802,316	7,211,623	9,890,144
Expired/cancelled	(37,134)	(517,583)	(1,563,980)	(2,118,697)
Exercised	—	—	(318,396)	(318,396)
Issued	—	390,894	—	390,894
As at March 31, 2023	839,071	1,675,627	5,329,247	7,843,945
Exercise Price	$1.06 to $6.26	$0.45 to $3.15	$1.06 to $1.50
Expiration Date	August 2026 to January 2031	April 2023 to Dec 2032	January 2024 to February 2024

(g) Stock-based compensation

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

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

During the year ended March 31, 2023, the Company granted 1,713,937 stock options (2022: 596,458 options) with a weighted average grant date exercise price of $1.1007 (2022: $1.5272). The Company recorded stock-based compensation of $647,631 (2022: $913,613) in connection with ESOP 2016 Plan under selling, general and administrative expenses with corresponding credit to additional paid in capital.

As of March 12, 2023, the Company cancelled 1,300,000 of stock options that belongs to CEO (original grant date January 16, 2018, exercise price $5.44, expiry date January 17, 2028) and granted new stock options to the CEO in unit numbers of 350,000, 350,000 and 1,000,000 (exercise price $1.25, $1.75 and $0.81, respectively, expiry date March 12, 2033). The company accounted for this transaction as a stock option modification in accordance to guidance in ASC 718, and recognized an expense of $246,647 immediately upon modification date as a result of such modification. This expense is included in total stock-based compensation expense for the year ended March 31, 2023.

The following table summarizes the stock option activities during the fiscal year ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)

Outstanding at March 31, 2022	7,409,714	$2.3466	5.75	$567,584
Granted	1,713,937	$1.1007	9.95	-
Exercised	(2,240)	$0.7400	-	-
Expired	(1,333,982)	$5.1150	4.83	-
Forfeited	(199,520)	$1.0830	6.86	-
Outstanding at March 31, 2023	7,587,909	$1.5487	6.30	$8,185,321
Vested and expected to vest at March 31, 2023	7,587,909	$1.5487	6.30	$8,185,321
Vested and exercisable at March 31, 2023	5,763,126	$1.6830	5.54	$6,990,741

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of March 31, 2023 and 2022 of $0.47 and $2.27 per share, respectively.

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective years ended March 31:

	2023	2022
Exercise price ($)	0.45 – 2.27	2.40-3.98
Risk free interest rate (%)	2.20 – 4.40	0.34 – 2.32
Expected term (Years)	10.0	2.0 – 10.0
Expected volatility (%)	71 – 121.2	106.6 – 129.9
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	0.36 – 1.995	1.19 – 3.52
Expected forfeiture (attrition) rate (%)	0.00	0.00

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

2023 Equity Incentive Plan and the Employee Stock Purchase Plans

On March 31, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes grants of equity-based and incentive cash awards to eligible participants designated by the 2023 Plan’s administrator. The 2023 Plan will be administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). An aggregate of 5,000,000 shares of the Company’s common stock (the “Common Stock”), plus the number of shares available for issuance under the Company’s 2016 Equity Incentive Plan that had not been made subject to outstanding awards, were reserved for issuance under the 2023 Plan. Unless earlier terminated by the Board, the 2023 Plan will remain in effect until all Common Stock reserved for issuance has been issued, provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date of the 2023 Plan.

The Company also adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees of the Company and the Company’s designated subsidiaries the ability to purchase shares of the Company’s Common Stock at a discount, subject to various limitations. Under the ESPP, employees will be granted the right to purchase Common Stock at a discount during a series of successive offerings, the duration and timing of which will be determined by the ESPP administrator (the “Administrator”). In no event can any single offering period be longer than 27 months. The purchase price (the “Purchase Price”) for each offering will be established by the Administrator. With respect to an offering under Section 423 of the Internal Revenue Code of 1986 (“Section 423 Offering”), in no case may such Purchase Price be less than the lesser of (i) an amount equal to 85 percent of the fair market value on the commencement date, or (ii) an amount not less than 85 percent of the fair market value the on the purchase date. In the event of financial hardship, an employee may withdraw from the ESPP by providing a request at least 20 Business Days before the end of the offering period (the “Offering Period”). Otherwise, the employee will be deemed to have exercised the purchase right in full as of such exercise date. Upon exercise, the employee will purchase the number of whole shares that the participant’s accumulated payroll deductions will buy at the Purchase Price. If an employee wants to decrease the rate of contribution, the employee must make a request at least 20 Business Days before the end of an Offering Period (or such earlier date as determined by the Administrator). An employee may not transfer any rights under the ESPP other than by will or the laws of descent and distribution. During a participant’s lifetime, purchase rights under the ESPP shall be exercisable only by the participant.

There were no issuances under either the 2023 Plan or the ESPP as of March 31, 2023 and 2022.

10. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	Year ended March 31, 2023	Year ended March 31, 2022
	$	$
Net loss	(18,658,143)	(29,130,477)

Expected income tax recovery	(4,851,117)	(7,573,924)
Non-deductible expenses	648,813	3,645,962
Other temporary differences	(4,160)	(24,972)
Change in valuation allowance	4,206,464	3,952,934
	—	—

Deferred tax assets

	As at March 31, 2023	As at March 31, 2022
	$	$
Non-capital loss carry forwards	15,421,255	11,214,790
Other temporary differences	12,123	16,283
Valuation allowance	(15,433,378)	(11,231,073)
	—	—

As of March 31, 2023 and 2022, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2023 and 2022, the Company has approximately $59,312,517 and $43,133,807, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2035 to 2039.

As of March 31, 2023, and 2022 the Company was not subject to any uncertain tax positions.

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at March 31, 2023 and, consequently, no provision for such has been recognized in the consolidated financial statements.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2023 and 2022

(Expressed in US Dollars)

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

	2023	2022
Right of Use Asset	$	$
Beginning balance at March 31	1,242,700	66,120
New leases	685,099	1,308,731
Amortization	(340,307)	(132,151)
Ending balance at March 31	1,587,492	1,242,700

	2023	2022
Lease Liability	$	$
Beginning balance at March 31	1,330,338	58,257
New leases	685,099	1,308,731
Repayment and interest accretion	(293,342)	(36,650)
Ending balance at March 31	1,722,095	1,330,338

Current portion of operating lease liability	335,608	210,320
Noncurrent portion of operating lease liability	1,386,487	1,120,018

The operating lease expense was $405,496 for the year ended March 31, 2023 (2022: $293,888) and included in the selling, general and administrative expenses.

The following table represents the contractual undiscounted cash flows for lease obligations as at March 31, 2023:

Calendar year	$
2023	394,214
2024	552,293
2025	600,288
2026	565,359
2027 and beyond	-
Total undiscounted lease liability	2,112,154
Less imputed interest	(390,059)
Total	1,722,095

13. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the fiscal year ended March 31, 2023. The Company recognized depreciation expense for these assets in the amount of $5,953 and $2,308 during the years ended March 31, 2023 and 2022, respectively.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2021	—	—	—
Additions	16,839	12,928	29,767
Balance at March 31, 2022	16,839	12,928	29,767
Additions	—	—	—
Balance at March 31, 2023	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2021	—	—	—
Depreciation for the year	1,308	1,000	2,308
Balance at March 31, 2022	1,308	1,000	2,308
Depreciation for the year	3,367	2,586	5,953
Balance at March 31, 2023	4,675	3,586	8,261

Net book value
Balance at March 31, 2022	15,531	11,928	27,459
Balance at March 31, 2023	12,164	9,432	21,506

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to June 29, 2023, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During the period from April 1 to June 29, 2023, the following events occurred:

●	The Company issued a further $1 million (face value) Series C Notes, which are convertible promissory notes sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 15% per annum. For additional information, please see Note 5 – Convertible Promissory Notes and Short Term Loans.
●	The Company entered into a secured revolving account purchase credit and inventory financing facility with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. On June 29, 2023, the Company had drawn $0.8 million in accounts receivable financing and $0.3 million in inventory financing.

