Form 10-Q
period 2023-06-30
BIOTRICITY INC.
filed 2023-08-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ______________ to_______________

Commission file number: 000-40761

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,321,342 shares of Common Stock, $0.001 par value, at August 14, 2023. As at that same date, the Company also has 244,453 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 8,565,795 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2023 (unaudited) AND MARCH 31, 2023 (audited)

(Expressed in US Dollars)

	As at June 30, 2023	As at March 31, 2023
	$	$

CURRENT ASSETS
Cash	51,433	570,460
Accounts receivable, net	1,512,753	1,224,137
Inventories [Note 3]	2,215,560	2,337,006
Deposits and other receivables	620,932	588,599
Total current assets	4,400,678	4,720,202

Deposits [Note 10]	85,000	85,000
Long-term accounts receivable	138,737	96,344
Property and equipment [Note 12]	20,017	21,506
Operating right of use assets [Note 10]	1,499,691	1,587,492
TOTAL ASSETS	6,144,123	6,510,544

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	6,563,095	5,042,476
Convertible promissory notes and short term loans [Note 5]	5,600,051	4,774,468
Term loan, current [Note 6]	600,000	—
Derivative liabilities [Note 8]	1,984,781	1,008,216
Operating lease obligations, current [Note 10]	349,616	335,608
Total current liabilities	15,097,543	11,160,768

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	11,629,751	12,178,809
Derivative liabilities [Note 8]	679,238	759,065
Operating lease obligations [Note 10]	1,278,405	1,386,487
TOTAL LIABILITIES	29,555,737	26,355,929

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,980,000 authorized as at June 30, 2023 and March 31, 2023, 1 share issued and outstanding as at June 30, 2023 and March 31, 2023 [Note 9]	1	1
Series A preferred stock, $0.001 par value, 20,000 authorized as at June 30, 2023 and March 31, 2023, 6,304 preferred shares issued and outstanding as at June 30, 2023 and March 31, 2023 [Note 9]	6	6
Common stock, $0.001 par value, 125,000,000 authorized as at June 30, 2023 and March 31, 2023. Issued and outstanding common shares: 51,047,864 as at June 30, 2023 and March 31, 2023, and exchangeable shares of 1,466,718 outstanding at June 30, 2023 and March 31, 2023 [Note 9]	52,514	52,514
Shares to be issued, 23,723 shares of common stock as at June 30, 2023 and March 31, 2023 [Note 9]	24,999	24,999
Additional paid-in-capital	93,011,897	92,800,717
Accumulated other comprehensive loss	(328,627)	(152,797)
Accumulated deficit	(116,172,404)	(112,570,825)
TOTAL STOCKHOLDERS’ DEFICIENCY	(23,411,614)	(19,845,385)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	6,144,123	6,510,544

Commitments and contingencies [Note 11]

Subsequent Events [Note 13]

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (unaudited)

(Expressed in US Dollars)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	$	$

REVENUE	3,020,765	2,056,052

Cost of Revenue	1,104,061	830,923
GROSS PROFIT	1,916,704	1,225,129

OPERATING EXPENSES
Selling, general and administrative expenses	3,520,215	4,492,615
Research and development expenses	712,975	821,176
TOTAL OPERATING EXPENSES	4,233,190	5,313,791
LOSS FROM OPERATIONS	(2,316,486)	(4,088,662)

Interest expense	(660,512)	(388,388)
Accretion and amortization expenses [Note 5,6]	(557,219)	(50,070)
Change in fair value of derivative liabilities [Note 8]	101,452	(198,224)
Gain (loss) upon convertible promissory notes conversion and redemption [Note 9]	6,448	(50,908)
Other income	13,435	—
NET LOSS BEFORE INCOME TAXES	(3,412,882)	(4,776,252)

Income taxes [Note 3]	—	—
NET LOSS BEFORE DIVIDENDS	(3,412,882)	(4,776,252)

Adjustment: Preferred Stock Dividends	(188,697)	(248,137)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,601,579)	(5,024,389)

Translation adjustment	(175,830)	233,004

COMPREHENSIVE LOSS	(3,777,409)	(4,791,385)

LOSS PER SHARE, BASIC AND DILUTED	(0.069)	(0.098)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	52,514,582	51,440,944

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (unaudited)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2023 (audited)	6,305	7	52,514,582	52,514	23,723	24,999	92,800,717	(152,797)	(112,570,825)	(19,845,385)
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	211,180	—	—	211,180
Translation adjustment	—	—	—	—	—	—	—	(175,830)	—	(175,830)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(3,412,882)	(3,412,882)
Preferred stock dividends	—	—	—	—	—	—	—	—	(188,697)	(188,697)
Balance, June 30, 2023 (unaudited)	6,305	7	52,514,582	52,514	23,723	24,999	93,011,897	(328,627)	(116,172,404)	(23,411,614)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2022 (audited)	7,201	8	51,277,040	51,277	123,817	102,299	91,507,478	(768,656)	(93,037,142)	(2,144,736)
Conversion of convertible notes into common shares [Note 9]	—	—	404,545	405	—	—	456,621	—	—	457,026
Preferred stock purchased back via cash [Note 8]	(329)	—	—	—	—	—	(285,427)	—	—	(285,427)
Issuance of shares for services [Note 9]	—	—	4,167	4	—	—	7,496	—	—	7,500
Exercise of warrants for cash [Note 9]	—	—	—	—	(28,302)	(30,000)	—	—	—	(30,000)
Issuance of warrants for services [Note 9]	—	—	—	—	—	—	77,414	—	—	77,414
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	149,190	—	—	149,190
Translation adjustment	—	—	—	—	—	—	—	233,004	—	233,004
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(4,776,252)	(4,776,252)
Preferred stock dividends	—	—	—	—	—	—	—	—	(248,137)	(248,137)
Balance, June 30, 2022 (unaudited)	6,872	8	51,685,752	51,686	95,515	72,299	91,912,772	(535,652)	(98,061,531)	(6,560,418)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

(Expressed in US Dollars)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,412,882)	(4,776,252)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	211,180	149,190
Issuance of shares for services	—	7,500
Issuance of warrants for services	—	77,414
Accretion and amortization expenses	557,219	50,070
Change in fair value of derivative liabilities	(101,452)	198,224
(Gain) loss upon convertible promissory notes conversion and redemption	(6,448)	50,908
Property and equipment depreciation	1,489	1,489
Non-cash lease expense	87,801	47,547
Changes in operating assets and liabilities:
Accounts receivable, net	(331,009)	179,758
Inventory	121,446	(588,130)
Deposits and other receivables	(32,333)	(4,312)
Accounts payable and accrued liabilities	1,072,871	567,200
Net cash used in operating activities	(1,832,118)	(4,039,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred shares	—	(328,904)
Exercise of warrants for cash	—	12,500
Proceeds from convertible notes, net	855,538	—
Repayment of short term loans and promissory notes, net	479,656	—
Preferred Stock Dividend	(6,049)	(516,817)
Net cash provided by (used in) financing activities	1,329,145	(833,221)

Net decrease in cash during the period	(502,973)	(4,872,615)
Effect of foreign currency translation	(16,054)	13,660
Cash, beginning of period	570,460	12,066,929
Cash, end of period	51,433	7,207,974

Supplemental disclosure of cash flow information:
Interest paid	258,689	239,291
Taxes	—	—

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Biotricity Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 29, 2012. iMedical Innovations Inc. (“iMedical”) was incorporated on July 3, 2014, under the laws of the Province of Ontario, Canada and became a wholly-owned subsidiary of Biotricity through reverse take-over on February 2, 2016.

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with Biotricity’s audited consolidated financial statements for the years ended March 31, 2023 and 2022 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period condensed consolidated financial statement presentation. Interest expense related to debt principal, previously recorded as a selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss in the prior year, was reclassified as a non-operating expense.

Going Concern, Liquidity and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of June 30, 2023, had an accumulated deficit of $116,172,404 and a working capital deficiency of $10,696,865. Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated financial statements. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placement offerings of convertible notes, which raised net cash proceeds of $11,375,690. During fiscal year ended March 31, 2022, the Company raised an additional $499,900 through government EIDL loan., The Company also raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. The Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loans. In connection with this loan, the Company and Lender entered into a Guarantee and Collateral Agreement, as well as an Intellectual Property Security Agreement, wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets, as well as secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders, and also raised convertible notes, net of redemptions of $2,355,318 from various lenders. During the three months ended June 30, 2023, the Company raised additional convertible notes, net of redemptions of $855,538 from various lenders. The Company also raised additional short-term loans and promissory notes, net of repayments of $479,656 from various lenders.

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

JUNE 30, 2023 (Unaudited)

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

The Company recognized the following forms of revenue for the three months ending June 30, 2023 and 2022:

	2023	2022
	$	$
Technology fees	2,768,918	1,889,982
Device sales	251,847	166,070
	3,020,765	2,056,052

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

	June 30, 2023	March 31, 2023
	$	$
Raw material	1,176,941	1,186,735
Finished goods	1,038,619	1,150,271

	2,215,560	2,337,006

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

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

JUNE 30, 2023 (Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes and short term loans, federally-guaranteed loans, term loans, accounts payable and accrued liabilities. The Company’s derivative liabilities are carried at fair values and are classified as Level 3 financial instruments. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities, short-term	$1,984,781	$—	$—	$1,984,781
Derivative liabilities, long-term	679,238	—	—	679,238
Total liabilities at fair value	$2,664,019	$—	$—	$2,664,019

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities, short-term	$1,008,216	$—	$—	$1,008,216
Derivative liabilities, long-term	759,065	—	—	759,065
Total liabilities at fair value	$1,767,281	$—	$—	$1,767,281

There were no transfers between fair value hierarchy levels during the three months ended June 30, 2023 and 2022.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2023 and March 31, 2023, the Company believes there was no impairment of its long-lived assets.

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease liabilities, current, and lease liabilities, long-term in the consolidated balance sheet.

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 10 for further discussion.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective for fiscal years beginning after December 15, 2022. The Company adopted this guidance on April 1, 2023 and it did not have a significant impact on the Company’s consolidated financial statements.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2023	As at March 31, 2023
	$	$
Trade and other payables	4,173,567	3,435,123
Accrued liabilities	2,389,528	1,607,353
Total	6,563,095	5,042,476

Trade and other payables and accrued liabilities as at June 30, 2023 and March 31, 2023 included $490,964 and $446,771, respectively, due to a shareholder, who is a director and executive of the Company.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

For the Series A Notes, The Company recognized debt issuance costs in the amount of $2,301,854 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Notes. The Company also recognized initial debt discount in the amount of $8,088,003 and accreted the interest over the remaining lives of those Notes. The debt issuance costs were fully amortized by March 31, 2022.

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

During three months ended June 30, 2023, the Company recognized discount amortization of $15,836 as accretion and amortization expense. As of June 30, 2023, the remaining unamortized discount on Series A convertible notes was $33,557.

During three months ended June 30, 2023, the Company recognized interest expense of $24,577 on Series A convertible notes. As of June 30, 2023, the Company recorded $99,489 of interest accruals for the Series A Notes.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

The Company recognized debt issuance costs in the amount of $10,000 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series B Notes. The Company recognized initial debt discount in the amount of $1,312,500 and accreted the interest over the remaining lives of those notes. The debt issuance costs were fully amortized by March 31, 2022.

During the three months ended June 30, 2023, the Company recognized $1,669 of interest expense on Series B Notes. As of June 30, 2023, the Company recorded accrued interest in the amount of $86,532 related to the Series B Notes.

During the three months ended June 30, 2023, the Company redeemed $50,327 of Series B notes, through a cash payment of $60,392, a gain on redemption of $6,448 was recognized as a result of this redemption, representing the difference between the cash payment and the face value ($50,327) of Series B notes redeemed net of the related derivative liabilities ($16,513).

In total, as at June 30, 2023,the Company had $200,000 and $107,393 for Series A and Series B notes remained outstanding beyond their contractual maturity date. These continued to accrue interest, and no repayment demand notification was received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently; and it is management’s expectation that all of these notes will eventually convert. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Series C Convertible Notes

During the three months ended June 30, 2023, the Company issued $1,017,700 (face value) in convertible promissory notes (the “Series C Notes”), in addition to $590,000 (face value) of such convertible promissory notes issued during the three months ended March 31, 2023. In total, $1,607,700 (face value) of Series C Notes were issued up to June 30, 2023.

The Series C Notes were sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 15% per annum.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

The Company was also obligated to issue warrants to the placement agent that have a 10-year term and cover 8% of face value of the notes, with an exercise price that equals to the 5-day volume weighted average price of the Company’s common shares at the time final closing.

As of June 30, 2023, the Company has not issued the investor warrants and placement agent warrants related to the Series C Notes. These warrants will be issued upon the final closing date of the Series C Notes.

Net proceeds to the Company from Series C Notes issuance during the three months ended June 30, 2023 amounted to $915,930 after payment of the relevant financing related fees.

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

For the Series C Notes, the Company recognized debt issuance costs of $171,999 during the three months ended June 30, 2023 and treated these as debt discounts. The Company also recognized additional debt discount in the amount of $837,294 in connection with the recognition of derivative liabilities for the conversion features, investor warrants and placement agent warrants. The debt discounts are recorded as a contra liability against the convertible note, and are amortized and recognized as accretion expenses using the effective interest method over the remaining lives of the Notes. Since total debt discount amount cannot exceed total gross proceeds upon issuance, the Company recognized accretion expenses of $107,180 up front.

During the three months ended June 30, 2023, the Company recognized interest expense of $46,523 on Series C Notes. As of June 30, 2023, the Company recorded accrued interest in the amount of $49,121 related to the Series C Notes.

During the three months ended June 30, 2023, the Company recognized discount amortization of $85,683 on Series C Notes as accretion and amortization expense. As of June 30, 2023, the remaining unamortized discount on Series C convertible notes was $1,502,199.

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

During the three months ended June 30, 2023, the Company recognized discount amortization of $55,254 for the Other Convertible Notes, as part of the accretion and amortization expenses. As of June 30, 2023, the remaining unamortized discount on Other Convertible Notes was $131,150.

Other Short-term loans, Promissory Notes and Financing Facilities

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of June 30, 2023, the amount of principal outstanding was $143,498. The remaining unamortized issuance cost discount was $2,893. The discount amortization during the three months ended June 30, 2023 was $3,250, and was recognized as part of the accretion and amortization expenses.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

In December 2022, the Company also entered into a short term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of June 30, 2023, the amount of principal outstanding under this agreement was $366,662 and the remaining unamortized issuance cost discount was $11,200. The discount amortization during the three months ended June 30, 2023 was $9,600, which was recognized as part of the accretion and amortization expenses. the Company recognized The Company has an option to repay the loan earlier and receive a discount on total repayment. The total repayment amount becomes $920,000 if repaid within 30 days, $944,000 if repaid within 60 days, $968,000 if repaid within 90 days, $1,000,000 if repaid within 120 days, and $1,088,000 if repaid within 150 days.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matures on December 15, 2023, when the Principal Amount is due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of June 30, 2023, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,209. The interest expense on this promissory note during the three months ended June 30, 2023 was $37,500.

On December 30, 2022, the Company extinguished 306,604 warrants that were originally issued to Series A Convertible Note holders, and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. As of June 30, 2023, the obligation to repay the principal balance was waived and amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $Nil. During the three months ended June 30, 2023, the Company recognized $7,304 amortization of discount on this promissory note as accretion and amortization expenses.

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. As of June 30, 2023, the amount of principal outstanding under this agreement was $246,773 and the remaining unamortized issuance cost discount was $8,400. During the three months ended June 30, 2023, the Company recognized $3,600 of amortization of discount as accretion and amortization expenses. The Company has an option to repay the loan earlier and receive a discount on total repayment. The total repayment amount becomes $345,000 if repaid within 30 days, $354,000 if repaid within 60 days, $363,000 if repaid within 90 days and $375,000 if repaid within 120 days.

During the three months ended June 30, 2023, the Company received and repaid various short-term promissory notes from individual lenders. As at June 30, 2023, the Company had outstanding principal of $104,710 from such borrowing. The Company plans to repay this outstanding balance within the next fiscal quarter. During the three months ended June 30, 2023, the Company incurred interest expense on such borrowing in the amount of $3,784.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of June 30, 2023, the Company had drawn $721,214  in accounts receivable financing and $300,000 in inventory financing with aggregate principal outstanding of $1,021,214. Interest expense and fees incurred during the three months ending June 30, 2023, amounted to $45,217 and $5,099, respectively.

Total interest expense on the above convertible notes, short-term loan and promissory notes was $159,270 and $31,414 for the three months ended June 30, 2023 and 2022, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted as debt discount, and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. For the three months ended June 30, 2023 and 2022, the amortization of debt discount expense was $50,942 and $50,070, respectively.

Total interest expense on the term loan for the three months ended June 30, 2023 and 2022 was $493,100 and $348,833, respectively. During November 2022, the unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

The Company had accrued interest payable of $547,714 and $239,614, respectively, as of June 30, 2023 and March 31, 2023.

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

At June 30, 2023, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

As of June 30, 2023, the Company recorded accrued interest of $62,716 for the EIDL loan (March 31, 2023: $65,247).

Interest expense on the above loan was $8,141 and $52,374 for the three months ended June 30, 2023 and 2022, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the three months ended June 30, 2023 and 2022:

	Fiscal Year 2024	Fiscal Year 2023
	$	$
Derivative liabilities, beginning of period	759,065	352,402
New issuance	—	—
Change in fair value of derivatives during period	(79,827)	195,521
Reduction due to preferred shares redeemed	—	(10,605)
Derivative liabilities, end of period	679,238	537,318

The lattice methodology was used to value the derivative components, using the following assumptions during the three months ended June 30, 2023 and 2022:

	Fiscal Year 2024	Fiscal Year 2023
Dividend yield (%)	12	12
Risk-free rate for term (%)	4.92 - 5.04	2.13 - 2.54
Volatility (%)	95.2 - 111.4	94.4 - 101.9
Remaining terms (Years)	0.50 – 2.01	1.50 to 3.01
Stock price ($ per share)	0.46 - 0.79	1.23 to 1.77

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the three months ended June 30, 2023 and 2022:

	Fiscal Year 2024	Fiscal Year 2023
	$	$

Balance beginning of period – March 31	1,008,216	520,747
New Issuance	1,014,703	—
Conversion to common shares	—	(104,118)
Change in fair value of derivative liabilities	(21,625)	2,703
Convertible note modification	—	—
Convertible note redemption	(16,513)	—
Balance end of period – June 30	1,984,781	419,332

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the three months ended June 30, 2023 and 2022, using the following assumptions:

	Fiscal Year 2024	Fiscal Year 2023
Risk-free rate for term (%)	4.21 - 5.06	1.82 – 2.37
Volatility (%)	93.8 – 126.6	87.6 – 95.5
Remaining terms (Years)	0.25 – 1.49	0.50 – 0.63
Stock price ($ per share)	0.46 – 0.79	1.10 – 1.77

9. STOCKHOLDERS’ DEFICIENCY

(a) Authorized and Issued Stock

As at June 30, 2023, the Company is authorized to issue 125,000,000 (March 31, 2023 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2023 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2023 – 20,000) are designated shares of Series A preferred stock ($0.001 par value)

At June 30, 2023, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 52,514,582 (March 31, 2023 – 52,514,582) shares; these were comprised of 51,047,864 (March 31, 2023 – 51,047,864) shares of common stock and 1,466,718 (March 31, 2023 – 1,466,718) exchangeable shares. At June 30, 2023, there were 6,304 Series A shares of Preferred Stock that were issued and outstanding (March 31, 2023 – 6,304). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at June 30, 2023 and March 31, 2023.

(b) Series (A) Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of June 30, 2023 and March 31, 2023 was 6,304.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

Company Redemption

The Company may redeem all or part of the outstanding Series A Preferred Stock after one year from the date of issuance by paying an amount equal to the aggregate Purchase Price paid, adjusted for any reduction in Series A Preferred Stock holdings, multiplied by 110% plus accrued dividends.

(c) Share issuances

Share issuances during the three months ended June 30, 2023

None.

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

In addition, during the three months ended June 30, 2022, the Company issued 4,167 common shares for services received, with a fair value of $7,500.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

(d) Shares to be issued

Activity during the three months ended June 30, 2023

None.

Activity during the three months ended June 30, 2022

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

(e) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the three months ended June 30, 2023

None.

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

Warrant activity during the three months ended June 30, 2023 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2023	839,071	1,675,627	5,329,247	7,843,945
Expired/cancelled	—	(110,000)	—	(110,000)
Exercised	—	—	—	—
Issued	—	—	—	—
As at June 30, 2023	839,071	1,565,627	5,329,247	7,733,944
Exercise Price	$ 1.06 to $6.26	$ 0.45 to $2.94	$ 1.06 to $1.50
Expiration Date	August 2026 to January 2031	Sept 2023 to Dec 2032	January 2024 to February 2024

(f) Stock-based compensation

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

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

During the three months ended June 30, 2023 and 2022, the Company granted 21,505 and 10,180 stock options, respectively. The Company recorded stock-based compensation of $211,180 and $ 149,190 during the three months ended June 30, 2023 and 2022, respectively in connection with the Plan under selling, general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities during the three months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2023	7,587,909	$1.5487
Granted	21,505	$0.4650
Exercised	—
Expired	(58,173)	$1.2145
Forfeited	—
Outstanding at June 30, 2023	7,551,241	$1.5482

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective three month periods ended June 30:

	2023	2022
Exercise price ($)	0.47	1.77
Risk free interest rate (%)	3.85	3.00-3.01
Expected term (Years)	10.0	5.5-6.5
Expected volatility (%)	117.1	109.3-119.5
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	0.384	1.438-1.565
Expected forfeiture (attrition) rate (%)	0.00	0.00

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

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

There were no issuances under either the 2023 Plan or the ESPP as of June 30, 2023.

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

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied was 11.4% as of June 30, 2023 and March 31, 2023. The weighted average remaining lease term as of June 30, 2023 and March 31, 2023 was 3.42 years and 3.67 years, respectively.

	2023	2022
Right of Use Asset	$	$
Beginning balance at March 31	1,587,492	1,242,700
New leases	—	—
Amortization	(87,801)	(50,531)
Ending balance at June 30	1,499,691	1,192,169

	2023	2022
Lease Liability	$	$
Beginning balance at March 31	1,722,095	1,330,338
New leases	—	—
Repayment and interest accretion, net	(94,074)	(49,510)
Ending balance at June 30	1,628,021	1,280,828

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (Unaudited)

(Expressed in US dollars)

	June 30, 2023	March 31, 2023
Lease Liability	$	$
Current portion of operating lease liability	349,616	335,608
Noncurrent portion of operating lease liability	1,278,405	1,386,487

The operating lease expense was $138,734 and $121,735 for the three months ended June 30, 2023 and 2022, respectively, and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $141,105 and $86,279 during the three months periods ending June 30, 2023 and 2022, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at June 30, 2023:

Calendar year	$
2023	253,109
2024	552,293
2025	600,288
2026	565,359
Total undiscounted lease liability	1,971,049
Less imputed interest	(343,028)
Total	1,628,021

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at June 30, 2023 or March 31, 2023 and, consequently, no provision for such has been recognized in the condensed consolidated financial statements.

12. PROPERTY AND EQUIPMENT

During the three months ended June 30, 2023 and 2022, the Company did not purchase any property and equipment. The Company recognized depreciation expense for these assets in the amount of $1,489 during the three months ended June 30, 2023 and 2022.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2023	16,839	12,928	29,767
Additions	—	—	—
Disposals	—	—	—
Balance at June 30, 2023	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2023	4,675	3,586	8,261
Depreciation for the period	844	645	1,489
Disposals	—	—	—
Balance at June 30, 2023	5,519	4,231	9,750

Net book value
Balance at March 31, 2023	12,164	9,432	21,506
Balance at June 30, 2023	11,321	8,697	20,017

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from July 1 to August 14, 2023, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●	On June 29, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation to effect a one-for-six (1-for-6) share consolidation (the “Reverse Split”). The Reverse Split became effective on July 3, 2023. As a result of the Reverse Split, every six shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share and began trading on a post-Reverse Split basis under the Company’s existing trading symbol, “BTCY,” when the market opened on July 3, 2023. A total of approximately 8,508,052 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock was automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share: 20,846 shares were issued for this purpose on July 19, 2023.

●	The Company issued a further $105,000 (face value) Series C Notes, which are convertible promissory notes sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 15% per annum. For additional information, please see Note 5 – Convertible Promissory Notes and Short Term Loans.

●	The Company also sold 36,897 shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying for a 3% placement fee and other issuance expenses.

●	The Company financed a further $0.5 million through its factoring facility on a recourse basis.

BIOTRICITY INC.

FORM 10-Q

JUNE 30, 2023

(Expressed in US dollars)

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

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. The Company continues to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse. The Company’s goal is to position itself as an all-in-one cardiac diagnostic and disease management solution. The Company continues to grow its data set of billions of patient heartbeats, allowing it to further develop its predictive capabilities relative to atrial fibrillation and arrythmias.

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

Management has indicated that its mission is to innovate and create transformative healthcare products while ensuring financial discipline, in order to drive margin and revenue growth to deliver value creation for our investors. Our commitment to innovation means that we harness data intelligently to explore novel avenues for enhancing healthcare outcomes. Through cutting-edge research and development, we believe we are redefining medical diagnostics and patient care and innovating new AI-driven solutions.

As a result of providing its Bioflux and Biotres products, Biotricity has monitored over two billion heartbeats for atrial fibrillation (afib), a leading cause of strokes. Over the past two years, these efforts have benefited over 14,000 patients diagnosed with afib, by providing them with the prospect of earlier medical intervention – which also produces significant healthcare savings to patients and the healthcare system.

We have announced that we are expanding our AI technology development in remote cardiac care, leveraging proprietary AI technology in order to provide a suite of predictive monitoring tools to enhance new disease profiling, improve patient management, and revolutionize the healthcare industry for disease prevention.

We have also strengthened relationships with Amazon and Google. The healthcare AI market opportunity is projected to grow to $208.2 billion by 2030 according to Grand View Research. Our Company has already established a strong foothold, having already built a powerful proprietary cardiac AI model that combines Google’s TensorFlow, AWS infrastructure, big data and a continuous learning engine. This combination allows us to rapidly improve our cardiac technology. In the near future, we believe the capabilities of our cardiac AI model will allow us to support healthcare professionals in handling exponentially more patients while identifying the most critical data. This will enable healthcare workers to elevate the quality of care while serving a larger number of patients. As growing patient numbers further stress the shortage of healthcare professionals, our technology could help alleviate this pressing issue. We have engineered our technology to not only improve patient care and outcomes, but to do so in a manner that supports more patients. This has led to increasing sales of our remote cardiac monitoring devices and the ramp-up of our subscription-based service, increasing our recurring revenue over the past few quarters and charting a clear path to profitability.

From a market perspective, the increasing interest and demand continue to drive the adoption of our suite of products focused on chronic cardiac disease prevention and management. Our efforts in commercialization and development have yielded tremendous progress in remote monitoring solutions for diagnostic and post-diagnostic products.

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022.

	For the 3 months ended June 30,
	2023	2022	Period to Period Change
Revenue	$3,020,765	$2,056,052	$964,713
Cost of revenue	1,104,061	830,923	273,138
Gross profit	1,916,704	1,225,129	691,575
Gross Margin	63.5%	59.6%

Operating expenses:
Selling, general and administrative	3,520,215	4,492,615	(972,400)
Research and development	712,975	821,176	(108,201)
Total operating expenses	4,233,190	5,313,791	(1,080,601)
Loss from operations	(2,316,486)	(4,088,662)	1,772,176

Interest expense	(660,512)	(388,388)	(272,124)
Accretion and amortization expenses	(557,219)	(50,070)	(507,149)
Change in fair value of derivative liabilities	101,452	(198,224)	299,676
Gain (loss) upon convertible promissory note conversion and redemption	6,448	(50,908)	57,356
Other income	13,435	—	13,435
Net loss before income taxes	(3,412,882)	(4,776,252)	1,363,370
Income taxes	—	—	—
Net loss before dividends	$(3,412,882)	$(4,776,252)	$1,363,370

The results for the three months ended June 30, 2023, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 30 U.S. states as of June 30, 2023. The Company earned combined device sales and technology fee income totaling $3.0 million during the three months ended June 30, 2023 – 46.9% growth in revenue over the $2.1 million earned in the prior year comparable quarter.

Technology fees increased to $2.77 million during the three months ended June 30, 2023, which is a 47% increase over the corresponding three-month period of the prior year. The majority of these fees are recurring, and their growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 8.3% of our total revenue, or $252 thousand for the three-month period ended June 30, 2023. Gross profit percentage was 63.5% for the three months ended June 30, 2023, as compared to 59.6% in the corresponding prior year quarter. This increase in gross margin can primarily be attributed to improved margins on technology fees. Given consistent gross margin on technology fees of approximately 70%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 92% of total revenue for the three-month period ended June 30, 2023.

Operating Expenses

Total operating expenses for the three months ended June 30, 2023, were $4.2 million as compared to $5.3 million for the three months ended June 30, 2022. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2023 was $3.5 million, compared to approximately $4.5 million during the three months ended June 30, 2022 – a 22% reduction. Despite our increased on sales efforts and the resulting revenue growth, we reduced total selling, general and administrative expenses decreased by $1.0 million for the fiscal quarter ended June 30, 2023 when compared to the comparable prior year period primarily due to increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the three months ended June 30, 2023 we recorded research and development expenses of $0.7 million, compared to $0.8 million incurred for three months ended June 30, 2022. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended June 30, 2023 and 2022, we incurred interest expenses of $0.7 million and $0.4 million, respectively. The increase in interest expense during the current period was the result of an increase in borrowings and market interest rate increases when compared to the prior year period.

Accretion and amortization expenses

For the three months ended June 30, 2023 and 2022, we incurred accretion expenses of $557 thousand and $50 thousand, respectively. The increase in the current period was a result of debt discount amortization related to new convertible notes entered towards end of the prior fiscal year.

Change in fair value of derivative liabilities

For the three months ended June 30, 2023 and 2022, we recognized a gain of $101 thousand versus a loss of $198 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our equity fair value coupled with the timing of anticipated settlement events.

Loss upon convertible promissory notes conversion

During the three months ended June 30, 2023 and 2022, we recorded a gain of $6 thousand versus a loss of $51 thousand, respectively, related to the redemption or conversion of our convertible promissory notes. The change of loss upon conversion upon convertible notes conversion was largely the result of decreased volumes of conversions in the current quarter as compared to comparable quarter in the prior year.

Other income

During the three months ended June 30, 2023, we recognized $13 thousand in net other income attributed to the financing component provisions contained in our revenue contracts. There was no other income during the corresponding prior year quarter.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the three months ended June 30, 2023 was $3.6 million compared to a net loss of $5.0 million during the comparable quarter in the prior year. This represents a 33% year-over-year reduction in net loss, and a reduction in loss per share to $0.069 from $0.098 for the three-month period ended June 30, 2022.

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

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items that related to one-time, non-recurring expenditures or expenditures that do not reduce operating cash flows. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis, and are an important indicator to management of its progress towards achieving operational cash flow break-even and profitability. See notes in the table below for additional information regarding special items. The table below demonstrates significant reductions in quarterly negative EBITDA of $1.8 million from the corresponding three-month period a year earlier, and a reduction of $1.1 million from the immediately preceding three-month period ended March 31, 2023. This resulted from management’s consistent effort to grow the recurring technology fee revenue base, while controlling administrative costs and reducing the costs associated with selling its services and processing the provision of those to customers. Management believes that they have achieved these results by continuous improvement to their technology, including thru the implementation of AI, in order to also strengthen the quality of the services provided to the customer.

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

EBITDA and Adjusted EBITDA

	3 months ended June 30, 2023	3 months ended March 31, 2023	3 months ended June 30, 2022
	$	$	$
Net loss attributable to common stockholders	(3,601,579)	(4,857,438)	(5,024,389)
Add:
Provision for income taxes	—	—	—
Interest expense	660,512	665,350	388,388
Accretion and amortization expenses	558,707	561,444	51,558
EBITDA	(2,382,360)	(3,630,644)	(4,584,442)

Add (Less)
Share based compensation (1)	211,180	281,978	226,604
Preferred stock dividends (2)	188,697	185,210	248,137
Other income/(loss) (3)	13,435	6,167	—
Gain (loss) upon convertible promissory notes conversion and redemption (3)	(6,448)	(14,418)	50,908
Fair value change on derivative liabilities (3)	(101,452)	13,902	198,224
Adjusted EBITDA	(2,076,948)	(3,157,805)	(3,860,569)

Weighted average number of common shares outstanding	52,514,582	52,394,387	51,440,944

Adjusted Loss per Share, Basic and Diluted	(0.040)	(0.060)	(0.075)

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our adjusted EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a loss of $176 thousand versus a gain of $233 thousand for the three months ended June 30, 2023 and 2022, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

Liquidity and Capital Resources

On June 30, 2023, we had cash deposits in the aggregate of approximately $51 thousand. In addition, we had undeposited funds of $469 thousand, which represented customer payments that were processed by payment processors but were in transit to us, and were deposited in our bank account shortly after June 30, 2023.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at June 30, 2023, has an accumulated deficit of $116.2 million. On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On June 30, 2023, the Company has a working capital deficit of $10.7 million. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement.

The Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placements offering of convertible notes, which have raised net cash proceeds of $11,375,690. During the fiscal year ended March 31, 2022, the Company raised an additional $499,900 through government EIDL loan., The Company also raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. The Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loans. In connection with this loan, the Company and Lender entered into a Guarantee and Collateral Agreement, as well as an Intellectual Property Security Agreement, wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets, as well as secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders. The Company also raised convertible notes, net of redemptions of $2,355,318 from various lenders. During the three months ended June 30, 2023, the Company raised additional convertible notes, net of redemptions of $855,538 from various lenders. In addition, the Company raised additional short-term loans and promissory notes, net of repayments of $479,656 from various lenders.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(1,832,118)	$(4,039,394)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	1,329,145	(833,321)
Net decrease in cash	$(502,973)	$(4,872,715)

Net Cash Used in Operating Activities

During the three months ended June 30, 2023, we used cash in operating activities in the amount of $1.8 million. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

During the three months ended June 30, 2022, we used cash in operating activities of $4.0 million. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil during the three months ended June 30, 2023 and 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million as compared to net cash used of $0.8 million during the three months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023, the net cash provided by financing activities related to net proceeds attributed to the issuance of additional convertible notes of $0.9 million, as well as net proceeds from issuance of short term loans and promissory notes in the amount of approximately $0.4 million.

For the three months ended June 30, 2022, the cash used by financing activities was primarily due to the redemption of preferred stock in the amount of $0.3 million and the payment of preferred stock dividends in the amount of $0.5 million.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2023 Form 10-K filed on June 29, 2023.

During the three months ended June 30, 2023, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K filed on June 29, 2023.

Recent Accounting Pronouncements

Refer to Note 3— Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting pronouncements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2023.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

