Form 10-Q
period 2023-09-30
BIOTRICITY INC.
filed 2023-11-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ______________ to_______________

Commission file number: 001-40761

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,768,650 shares of Common Stock, $0.001 par value, at November 13, 2023. As at that same date, the Company also has 244,453 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 9,013,108 outstanding voting securities

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 (unaudited) AND MARCH 31, 2023 (audited)

(Expressed in US Dollars)

	As of September 30, 2023	As of March 31, 2023
	$	$
CURRENT ASSETS
Cash	1,199,725	570,460
Accounts receivable, net	1,610,074	1,224,137
Inventories [Note 3]	2,128,196	2,337,006
Deposits and other receivables	240,211	588,599
Total current assets	5,178,206	4,720,202

Deposits [Note 10]	85,000	85,000
Long-term accounts receivable	132,930	96,344
Property and equipment [Note 12]	18,529	21,506
Operating right of use assets [Note 10]	1,409,172	1,587,492
TOTAL ASSETS	6,823,837	6,510,544

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	6,658,626	5,042,476
Convertible promissory notes and short term loans [Note 5]	6,717,731	4,774,468
Term loan, current [Note 6]	1,200,000	—
Derivative liabilities [Note 8]	2,883,978	1,008,216
Operating lease obligations, current [Note 10]	364,028	335,608
Total current liabilities	17,824,363	11,160,768

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	11,081,475	12,178,809
Derivative liabilities [Note 8]	1,351,448	759,065
Operating lease obligations [Note 10]	1,167,203	1,386,487
TOTAL LIABILITIES	32,295,289	26,355,929

Mezzanine Equity
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 and no shares authorized as of September 30, 2023 and March 31, 2023, respectively, 220 and no shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively [Note 9]	1,257,584	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,979,400 and 9,980,000 shares authorized as of September 30, 2023 and March 31, 2023, respectively, 1 share issued and outstanding as of September 30, 2023 and March 31, 2023 [Note 9]	1	1
Series A preferred stock, $0.001 par value, 20,000 shares authorized as of September 30, 2023 and March 31, 2023, 6,304 shares issued and outstanding as of September 30, 2023 and March 31, 2023 [Note 9]	6	6
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2023 and March 31, 2023. Issued and outstanding common shares: 8,565,795 and 8,508,052 as of September 30, 2023 and March 31, 2023, respectively, and exchangeable shares of 244,453 outstanding at September 30, 2023 and March 31, 2023 [Note 9]	8,811	8,753
Shares to be issued, 3,955 shares of common stock as of September 30, 2023 and March 31, 2023 [Note 9]	24,999	24,999
Additional paid-in-capital	93,338,220	92,844,478
Accumulated other comprehensive loss	(47,387)	(152,797)
Accumulated deficit	(120,053,686)	(112,570,825)
TOTAL STOCKHOLDERS’ DEFICIENCY	(26,729,036)	(19,845,385)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	6,823,837	6,510,544

Commitments and contingencies [Note 11]

Subsequent Events [Note 13]

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (unaudited)

(Expressed in US Dollars)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$

REVENUE	2,891,297	2,381,389	5,912,062	4,437,441

Cost of Revenue	892,019	1,101,152	1,996,080	1,932,075
NET REVENUE	1,999,278	1,280,237	3,915,982	2,505,366

EXPENSES
Selling. general and administrative expenses	3,487,331	4,480,310	7,007,546	8,972,924
Research and development expenses	697,620	828,914	1,410,595	1,650,090
TOTAL OPERATING EXPENSES	4,184,951	5,309,224	8,418,141	10,623,014
LOSS FROM OPERATIONS	(2,185,673)	(4,028,987)	(4,502,159)	(8,117,648)

Interest expense [Note 5, 6 and 9]	(753,268)	(403,551)	(1,413,780)	(791,940)
Accretion and amortization expenses [Note 5,6]	(596,420)	(50,839)	(1,153,639)	(100,909)
Change in fair value of derivative liabilities [Note 8]	(18,783)	(172,042)	82,669	(370,266)
Gain (loss) upon convertible promissory notes conversion and redemption	6,684	(40,020)	13,132	(90,928)
Other (expense) income/	(143,380)	2,891	(129,945)	2,891
NET LOSS BEFORE INCOME TAXES	(3,690,840)	(4,692,548)	(7,103,722)	(9,468,800)
Income taxes	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(3,690,840)	(4,692,548)	(7,103,722)	(9,468,800)

Adjustment: Preferred Stock Dividends	(190,442)	(211,819)	(379,139)	(459,956)
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(3,881,282)	(4,904,367)	(7,482,861)	(9,928,756)

Translation adjustment	281,240	465,517	105,410	698,521

COMPREHENSIVE LOSS	(3,600,042)	(4,438,850)	(7,377,451)	(9,230,235)

LOSS PER SHARE, BASIC AND DILUTED	(0.441)	(0.567)	(0.853)	(1.153)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,795,742	8,642,937	8,774,242	8,608,447

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (unaudited)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, June 30, 2023 (unaudited)	6,305	7	8,752,505	8,753	3,955	24,999	93,055,658	(328,627)	(116,172,404)	(23,411,614)
Issuance of common stock	—	—	57,743	58	—	—	119,227	—	—	119,285
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	163,335	—	—	163,335
Translation adjustment	—	—	—	—	—	—	—	281,240	—	281,240
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(3,690,840)	(3,690,840)
Preferred stock dividends	—	—	—	—	—	—	—	—	(190,442)	(190,442)
Balance, September 30, 2023 (unaudited)	6,305	7	8,810,248	8,811	3,955	24,999	93,338,220	(47,387)	(120,053,686)	(26,729,036)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2023 (audited)	6,305	7	8,752,505	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Issuance of common stock	—	—	57,743	58	—	—	119,227	—	—	119,285
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	374,515	—	—	374,515
Translation adjustment	—	—	—	—	—	—	—	105,410	—	105,410
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(7,103,722)	(7,103,722)
Preferred stock dividends	—	—	—	—	—	—	—	—	(379,139)	(379,139)
Balance, September 30, 2023 (unaudited)	6,305	7	8,810,248	8,811	3,955	24,999	93,338,220	(47,387)	(120,053,686)	(26,729,036)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, June 30, 2022 (unaudited)	6,872	8	8,614,355	8,614	15,921	72,299	91,955,844	(535,652)	(98,061,531)	(6,560,418)
Preferred stock repurchased with cash	(70)	-	-	-	-	-	(60,619)	-	-	(60,619)
Conversion of convertible notes into common shares [Note 9]	-	-	19,604	20	-	-	175,274	-	-	175,294
Issuance of shares for services [Note 9]	-	-	3,796	4	-	-	30,283	-	-	30,287
Exercise of warrants for cash [Note 9]	-	-	11,966	12	(11,966)	(47,300)	47,288	-	-	-
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	77,332	-	-	77,332
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	153,338	-	-	153,338
Translation adjustment	-	-	-	-	-	-	-	465,517	-	465,517
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(4,692,548)	(4,692,548)
Preferred stock dividends	-	-	-	-	-	-	-	-	(211,819)	(211,819)
Balance, September 30, 2022 (unaudited)	6,802	8	8,649,721	8,650	3,955	24,999	92,378,740	(70,135)	(102,965,898)	(10,623,636)

			Common stock and				Additional	Accumulated other
	Preferred stock		exchangeable common shares		Shares to be Issued		paid in capital	comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2022 (audited)	7,201	8	8,546,261	8,546	20,638	102,299	91,550,209	(768,656)	(93,037,142)	(2,144,736)
Conversion of convertible notes into common shares [Note 9]	-	-	87,003	87	-	-	632,233	-	-	632,320
Preferred stock purchased back via cash	(399)	-	-	-	-	-	(346,046)	-	-	(346,046)
Issuance of shares for services [Note 9]	-	-	4,491	5	-	-	37,782	-	-	37,787
Exercise of warrants for cash [Note 9]	-	-	11,966	12	(16,683)	(77,300)	47,288	-	-	(30,000)
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	154,746	-	-	154,746
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	302,528	-	-	302,528
Translation adjustment	-	-	-	-	-	-	-	698,521	-	698,521
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(9,468,800)	(9,468,800)
Preferred stock dividends	-	-	-	-	-	-	-	-	(459,956)	(459,956)
Balance, September 30, 2022 (unaudited)	6,802	8	8,649,721	8,650	3,955	24,999	92,378,740	(70,135)	(102,965,898)	(10,623,636)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

(Expressed in US Dollars)

	Six Months Ended September 30,
	2023	2022
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,103,722)	(9,468,800)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	374,515	302,528
Issuance of shares for services	—	37,787
Issuance of warrants for services	—	154,746
Accretion and amortization expenses	1,153,639	100,909
Change in fair value of derivative liabilities	(82,669)	370,266
(Gain) loss upon convertible promissory notes conversion	(13,132)	90,928
Other expense regarding loss on debt modification	59,161	—
Non-cash lease expense	178,320	—
Property and equipment depreciation	2,977	2,977

Changes in operating assets and liabilities:
Accounts receivable, net	(411,440)	(53,732)
Inventory	208,810	(1,010,630)
Deposits and other receivables	348,388	(27,866)
Accounts payable and accrued liabilities	1,062,999	1,010,684
Net cash used in operating activities	(4,222,154)	(8,490,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred shares	—	(398,756)
Issuance of common shares, net of issuance costs	119,285	—
Issuance of preferred shares, net of issuance costs	1,900,000	—
Exercise of warrants for cash	—	12,500
Proceeds from (repayments of) convertible notes, net	1,977,579	—
Proceeds from (repayments of) short term loan and promissory notes, net	773,737	—
Preferred Stock Dividend	(11,967)	(719,742)
Net cash provided by (used in ) financing activities	4,758,634	(1,105,998)

Net increase (decrease) in cash during the period	536,480	(9,596,201)
Effect of foreign currency translation	92,785	27,076
Cash, beginning of period	570,460	12,066,929
Cash, end of period	1,199,725	2,497,804

Supplemental disclosure of cash flow information:
Interest paid	1,046,621	620,714
Taxes	—	—

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

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

Reverse Stock Split

On June 29, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation to effect a one-for-six (1-for-6) share consolidation (the “Reverse Split”). The Reverse Split became effective on July 3, 2023. As a result of the Reverse Split, every six shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share or to the number of shares authorized and began trading on a post-Reverse Split basis under the Company’s existing trading symbol, “BTCY,” when the market opened on July 3, 2023. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock was automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share: 20,846 shares were issued for this purpose on July 19, 2023. The Reverse Split does not impact the amount of authorized common stock or par value per share. Lastly, the Reverse Split does not impact the amount of authorized, issued or outstanding shares of preferred stock.

All issued and outstanding common stock, common stock per share amounts and corresponding balance sheet accounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise and conversion price and the number of shares issuable upon the exercise or conversion of all outstanding stock options, warrants, convertible debt and equity instruments to purchase shares of common stock.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

Going Concern, Liquidity and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of September 30, 2023, had an accumulated deficit of $120.1 million and a working capital deficiency of $12.6 million. Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated financial statements. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. On August 30, 2021, the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement. As such, the Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements. During the fiscal year ended March 31, 2021, the Company closed a number of private placement offerings of convertible notes, which raised net cash proceeds of $11,375,690. During fiscal year ended March 31, 2022, the Company raised an additional $499,900 through government EIDL loan., The Company also raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. The Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loans. In connection with this loan, the Company and Lender entered into a Guarantee and Collateral Agreement, as well as an Intellectual Property Security Agreement, wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets, as well as secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders, and also raised convertible notes, net of redemptions of $2,355,318 from various lenders. During the six months ended September 30, 2023, the Company entered into a Series B preferred stock financing that generated $1.9 million in net proceeds and the Company raised additional convertible notes, net of redemptions of $2.0 million from various lenders. The Company also raised additional short-term loans and promissory notes, net of repayments, of $0.8 million from various lenders.

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

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

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

The Company recognized the following forms of revenue for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Technology fee sales	2,731,461	2,096,873	5,500,379	3,986,855
Device sales	159,836	284,516	411,683	450,586
Total	2,891,297	2,381,389	5,912,062	4,437,441

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

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

	As of September 30, 2023	As of March 31, 2023
	$	$
Raw material	1,174,826	1,186,735
Finished goods	953,370	1,150,271
	2,128,196	2,337,006

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

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

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

Provisions are recognized when the Company has a present obligation, legal or constructive, as a result of a previous event, if it is probable that the Company will be required to settle the obligation and a reliable estimate can be made of the obligation. The amount recognized is the best estimate of the expenditure required to settle the present obligation at the end of the reporting period, considering the risks and uncertainties surrounding the obligations. Provisions are reviewed at the end of each reporting period and adjusted to reflect the current best estimate of the expected future cash flows.

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

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, options, convertible promissory notes, convertible preferred stock, shares to be issued and restricted stock awards while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options, shares to be issued and restricted stock awards. Diluted earnings with respect to the convertible promissory notes and convertible preferred stock utilizing the if-converted method was applied during the periods presented when conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

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

SEPTEMBER 30, 2023 (Unaudited)

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities, short-term	$2,883,978	$—	$—	$2,883,978
Derivative liabilities, long-term	1,351,448	—	—	1,351,448
Total liabilities at fair value	$4,235,426	$—	$—	$4,235,426

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities, short-term	$1,008,216	$—	$—	$1,008,216
Derivative liabilities, long-term	759,065	—	—	759,065
Total liabilities at fair value	$1,767,281	$—	$—	$1,767,281

There were no transfers between fair value hierarchy levels during the three and six months ended September 30, 2023 and 2022.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2023 and March 31, 2023, the Company believes there was no impairment of its long-lived assets.

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

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of April 1, 2017. In doing so, warrants with a down round feature previously treated as derivative liabilities in the consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. The Company also accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815. Accordingly, the Company records, as a discount to convertible notes, the amount bifurcated from the convertibles notes attributed to any derivatives. Debt discounts under these arrangements are amortized over the term of the related debt.

Series B Convertible Preferred Stock

The Series B convertible preferred stock (“Series B Preferred Stock”) was accounted for as mezzanine equity and the embedded conversion and redemption features was accounted for as derivative liabilities with change in fair value at each reporting period end charged to consolidated statement of operation in accordance with ASC 480 and ASC 815.

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

SEPTEMBER 30, 2023 (Unaudited)

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of September 30, 2023	As of March 31, 2023
	$	$
Trade and other payables	4,530,331	3,435,123
Accrued liabilities	2,119,545	1,607,353
Deferred revenue	8,750	—
Total	6,658,626	5,042,476

Trade and other payables and accrued liabilities as at September 30, 2023 and March 31, 2023 included $565,399 and $446,771, respectively, due to a shareholder, who is a director and executive of the Company.

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

For the first series of Series A Notes, commencing six months following the Issuance Date, and at any time thereafter (provided the Holder has not received notice of the Company’s intent to prepay the note), at the sole election of the Holder, any amount of the outstanding principal and accrued interest of this note (the “Outstanding Balance”) could be converted into that number of shares of Common Stock equal to: (i) the Outstanding Balance divided by (ii) 75% of the volume weighted average price of the Common Stock for the 5 trading days prior to the Conversion Date (the conversion price).

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

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

For the second series of Series A Notes, the notes could be converted into shares of common stock, at the option of the holder, commencing six months from issuance, at a conversion price equal to the lower of $24.00 per share or 75% of the volume weighted average price of the common stock for the five trading days prior to the conversion date.

For the second series of Series A Notes, the notes would automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price would be equal to the lower of $24.00  per share or 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price would be equal to the lower of $24.00  per share or 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company could, at its discretion redeem the notes for 115% of their face value plus accrued interest.

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

The Company was also obligated to issue warrants to the placement agent that have a 10-year term and cover 12% of funds raised for $8,925,550 (face value) of the notes (first series) and 2.5% of funds raised for the remaining $2,350,000 (face value) of notes (second series), with an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing. On final closing, which occurred on January 8, 2021, the warrants’ exercise price was struck at $6.36 per share.

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

During the three and six months ended September 30, 2023, the Company recognized discount amortization of $16,455 and 32,291, respectively, as accretion and amortization expense. During three and six months ended September 30, 2022, the Company recognized Nil discount amortization as the relevant discounts were fully amortized. As of September 30, 2023, the remaining unamortized discount on Series A convertible notes was $17,102.

As of September 30, 2023, the Company recorded $124,337 of interest accruals for the Series A Notes.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

Series B Convertible Notes

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

The Series B Notes will automatically convert into common stock upon a merger, consolidation, exchange of shares, recapitalization, reorganization, as a result of which the Company’s common stock shall be changed into another class or classes of stock of the Company or another entity, or in the case of the sale of all or substantially all of the assets of the Company other than a complete liquidation of the Company. Within the first 180 days after the issuance date, the Company may, at its discretion redeem the notes for 115% of their face value plus accrued interest. The Company is obligated to issue warrants that accompany the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is $6.36  per share for 100,000 warrant shares and $9.0 per share for 35,417  warrant shares.

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

As of September 30, 2023, the Company recorded accrued interest in the amount of $87,566 related to the Series B Notes.

During the three and six months ended September 30, 2023, the Company redeemed $52,049 and $102,376 of Series B Notes, through a cash payment of $62,459 and $122,851, respectively. A gain on redemption of $6,684 and $13,132 was recognized as a result of this redemption, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities ($17,094 and $33,607 for the three and six months ended September 30, 2023, respectively).

In total, as at September 30, 2023, the Company had $200,000 and $55,344 for Series A Notes and Series B Notes remained outstanding beyond their contractual maturity date. These continued to accrue interest, and no repayment demand notification was received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently; and it is management’s expectation that all of these notes will eventually convert. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

Series C Convertible Notes

During the three months ended June 30, 2023, the Company issued $1,017,700 (face value) in convertible promissory notes (the “Series C Notes”), in addition to $590,000 (face value) of such convertible promissory notes issued during the three months ended March 31, 2023

During the three months ended September 30, 2023, the Company issued additional Series C Notes in the amount of $205,000 (face value), which are convertible promissory notes sold under subscription agreements to accredited investors. The Notes mature one year from the final closing date of the offering and accrue interest at 15% per annum.

In total, $1,812,700 (face value) of Series C Notes were issued up to September 30, 2023.

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

For Series C Notes, “Mandatory Conversion” of the notes would convert into common stock at the applicable “Mandatory Conversion Price”, if either (i) on each of any twenty (20) consecutive Trading Days (the “Measurement Period”) (A) the closing price of the Common Stock on the applicable Trading Market is at least $18.00  per share and (B) the dollar value of average daily trades of the Common Stock on the applicable Trading Market is at least $400,000 per Trading Day; or (ii) upon the closing of a Qualified Financing, provided that the dollar value of average daily trades of the Common Stock on the applicable National Exchange on each of the ten (10) consecutive Trading Days following such closing is at least $400,000 per Trading Day. Mandatory Conversion Price means, in the case of a Mandatory Conversion under situation (i) above, seventy percent (70%) of the VWAP over the Measurement Period, or in the case of a Mandatory Conversion under situation (ii) above, eighty percent (80%) of the gross sale price per share of Common Stock (or conversion or exercise price per share of Common Stock of any Common Stock Equivalents) sold in a Qualified Financing.

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

As of September 30, 2023, the Company has not issued the investor warrants and placement agent warrants related to the Series C Notes. These warrants will be issued upon the final closing date of the Series C Notes.

Net proceeds to the Company from Series C Notes issuance during the six months ended September 30, 2023 amounted to $184,500 after payment of the relevant financing related fees.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

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

For the Series C Notes, the Company recognized debt issuance costs of $35,362 and 207,361 during the three and six months ended September 30, 2023 and treated these as debt discounts. The Company also recognized additional debt discount in the amount of $168,535 and $1,005,829 in connection with the recognition of derivative liabilities for the conversion features, investor warrants and placement agent warrants. The debt discounts are recorded as a contra liability against the convertible note, and are amortized and recognized as accretion expenses using the effective interest method over the remaining lives of the Notes. Since total debt discount amount cannot exceed total gross proceeds upon issuance, the Company recognized accretion expenses up front of $26,833 and $134,013, respectively, during the three and six months ended September 30, 2023.

During the three and six months ended September 30, 2023, the Company recognized discount amortization of $95,183 and $180,866, respectively, on Series C Notes as accretion and amortization expense. As of September 30, 2023, the remaining unamortized discount on Series C convertible notes was $1,610,913.

As of September 30, 2023, the Company recorded accrued interest in the amount of $115,258 related to the Series C Notes.

Convertible Preferred Note

The Company entered into a convertible preferred note financing on September 25, 2023 and issued a convertible note (“Preferred Note”) for a principal amount of $1.0 million. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 12% which is payable in cash monthly.

At the option of the holder of the Preferred Note, the instrument can be converted upon a subsequent qualified equity or debt round of financing of the Company that raises in excess of $15,000,000 gross proceeds (the “Qualified Financing”), or upon the Maturity Date. All of the outstanding principal and accrued interest would convert into the new security at a conversion price equal to a 20% discount to the lesser of (i) the actual price per new round of securities in the Qualified Financing or (ii) if no Qualified Financing as of the Maturity Date, by mutual consent and election of the Company and the holder, at a 15% discount to the average volume weighted average price (“VWAP”) for ten (10) consecutive trading days immediately prior to the Maturity Date.

The Company may prepay the Preferred Note in whole or in part, after providing fifteen (15) days written notice to the holder, either in cash or by the mutually consented conversion of the Preferred Note and any accrued interest thereon at a 15% discount to the stock’s 10-day VWAP.

There are standard events of default that include non-payment of principal and interest when due and non-performance or observance of any covenant or agreement as applicable. If an event of default is not cured, the Company is obligated to pay the holder the outstanding principal amount plus all accrued and unpaid interest through the date the Preferred Note is paid in full.

The Company determined that the optional conversion upon a Qualified Financing qualified was an embedded derivative, and as such, was separated from its debt host. The bifurcation of the embedded derivative resulted in a discount to the Preferred Note in the amount of $717,071 during the three and six months ended September 30, 2023. The discount associated with the bifurcated derivative is being amortized and recorded as an accretion and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss over the expected term of the Preferred Note using the effective interest method. The accretion and amortization expense associated with the discount was $3,167 during the three- and six-month period ended September 30, 2023. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value change of this embedded derivative in the amount of $1,995 to the change in fair value in derivative liabilities line item in the accompanying condensed consolidated statements of operations and comprehensive loss during the three and six months ended September 30, 2023.

Other Convertible Notes

On January 23, 2023, the Company issued $2,000,000 (face value) in convertible promissory notes (the “Other Convertible Notes”) to an accredited investor. The Notes mature 18 months from the issuance date. This note bears interest rate at a fixed rate of 10% in the form of stock with a striker price equal to the closing stock price on the note issuance date. Therefore, the Company issued 45,045 units of common stock in lieu of interest on this convertible note. These stocks were valued at $221,621 and was recognized as a deferred cost on the convertible note, recorded as a contra liability against the convertible note, and was amortized and recognized as accretion expense using the effective interest rate method over the remaining lives of the Other Convertible Notes.

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

During the three and six months ended September 30, 2023, the Company recognized discount amortization of $55,861 and $111,115, respectively, for the Other Convertible Notes, as part of the accretion and amortization expenses. As of September 30, 2023, the remaining unamortized discount on Other Convertible Notes was $75,289.

Other Short-Term Loans, Promissory Notes and Financing Facilities

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of September 30, 2023, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three and six months ended September 30, 2023 was $2,893 and $6,142, respectively, and was recognized as part of the accretion and amortization expenses.

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of September 30, 2023, the amount of principal outstanding under this agreement was $29,075 and the remaining unamortized issuance cost discount was $800. The discount amortization during the three and six months ended September 30, 2023 was $10,400 and $20,800, respectively, which was recognized as part of the accretion and amortization expenses.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matures on December 15, 2023, when the Principal Amount is due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of September 30, 2023, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,517.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Note holders, and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. As of September 30, 2023, the obligation to repay the principal balance was waived and amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $Nil. During the three and six months ended September 30, 2023, the Company recognized $Nil and $7,304, respectively, amortization of discount on this promissory note as accretion and amortization expenses.

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds borrowed to $700,000. The proceeds from the amended loan balance was netted against previously outstanding balance of the loan, along with an issuance costs in the amount of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. As of September 30, 2023, the amount of principal outstanding under this amended agreement was $567,700 and the remaining unamortized issuance cost discount was $21,000. During the three and six months ended September 30, 2023, the Company recognized $11,500 and $3,600, respectively, of amortization of discount as accretion and amortization expenses.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of September 30, 2023, the Company had drawn $1,025,399 in accounts receivable financing and $300,000 in inventory financing with aggregate principal outstanding of $1,325,399.

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of September 30, 2023, the amount of principal outstanding was $105,166 and the remaining unamortized issuance cost discount was $5,143. The discount amortization during the three and six months ended September 30, 2023 was $18,857 and was recognized as part of the accretion and amortization expenses.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue formal interest, but do contain administrative fees in the aggregate of $75,000. One of the notes matures three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 is due. The second note matures six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 is due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of September 30, 2023, the amount of principal outstanding on the note was $500,000, and accrued interest outstanding on the note was $25,000.

During the six months ended September 30, 2023, the Company received and repaid various short-term promissory notes from individual lenders. As at September 30, 2023, the Company had outstanding principal of $75,000 from such borrowings. The Company plans to repay this outstanding balance within the next fiscal quarter.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

Total interest expense on the above convertible notes, short-term loan and promissory notes was $245,326 and $25,230 for the three months ended September 30, 2023 and 2022, respectively, and $404,596 and $56,644 during the six months ended September 30, 2023 and 2022, respectively.

Total accretion expense on the above convertible notes, short-term loan and promissory notes was $544,697 and Nil for the three months ended September 30, 2023 and 2022, respectively, and $1,050,974 and Nil during the six months ended September 30, 2023 and 2022, respectively.

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

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149, and such costs were accounted as debt discount and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. For the three months ended September 30, 2023 and 2022, the amortization of debt discount expense was $51,724 and $50,839, respectively, and $102,666 and $100,909 during the six months ended September 30, 2023 and 2022, respectively.

Total interest expense on the term loan for the three months ended September 30, 2023 and 2022 was $499,712 and $352,667, respectively, and $992,812 and $701,500 during the six months ended September 30, 2023 and 2022, respectively. During November 2022, the unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

The Company had accrued interest payable of $412,426 and $239,614, respectively, as of September 30, 2023 and March 31, 2023.

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

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

In connection with the Credit Agreement, the Company issued 9,590 warrants (as adjusted for the Reverse Split) to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants are accounted as a deduction from liability as well as a credit into additional paid-in capital, and amortized using the effective interest method.

At September 30, 2023, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

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

As of September 30, 2023, the Company recorded accrued interest of $45,105 for the EIDL loan (March 31, 2023: $65,247).

Interest expense on the above loan was $8,231 and $8,230 for the three months ended September 30, 2023 and 2022, respectively, and $16,372 and $16,371 for the six months ended September 30, 2023 and 2022, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the series A and series B preferred shares instruments, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the six months ended September 30, 2023 and 2022:

	2023	2022
	$	$
Derivative liabilities, beginning of period	759,065	352,402
Derivative liabilities recognized pursuant to issuance of Series B preferred shares (Note 9)	642,416	—
Change in fair value of derivatives during period	(50,033)	364,283
Reduction due to preferred shares redeemed	—	(15,049)
Derivative liabilities, end of period	1,351,448	701,636

The lattice methodology was used to value the derivative components, using the following assumptions during the six months ended September 30, 2023 and 2022:

	2023	2022
Dividend yield (%)	12	12
Risk-free rate for term (%)	4.90 - 5.20	3.25 - 3.80
Volatility (%)	71.9 - 111.4	85.4 - 98.4
Remaining terms (Years)	0.34 – 2.01	1.32 to 2.75
Stock price ($ per share)	2.14 - 3.82	4.80 to 6.00

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the six months ended September 30, 2023 and 2022:

	2023	2022
	$	$

Balance beginning of period – March 31	1,008,216	520,747
New Issuance	1,942,004	—
Conversion to common shares	—	(139,392)
Change in fair value of derivative liabilities	(32,635)	5,983
Convertible note redemption	(33,607)	—
Balance end of period – September 30	2,883,978	387,338

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the six months ended September 30, 2023 and 2022, using the following assumptions:

	2023	2022
Risk-free rate for term (%)	4.2 - 5.0	2.34 – 3.75
Volatility (%)	93.8 – 105	92.3 – 99.8
Remaining terms (Years)	1.25 – 1.50	0.50 – 0.75
Stock price ($ per share)	2.75 – 4.20	4.80 – 10.50

9. STOCKHOLDERS’ DEFICIENCY AND MEZZANINE EQUITY

(a) Authorized and Issued Stock

As at September 30, 2023, the Company is authorized to issue 125,000,000 (March 31, 2023 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2023 – 10,000,000) shares of preferred stock ($0.001 par value), of which 20,000 (March 31, 2023 – 20,000) are designated shares of Series A preferred stock ($0.001 par value) and 600 (March 31, 2023 – nil) are designated shares of Series B preferred stock ($0.001 par value).

At September 30, 2023, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 8,810,248 (March 31, 2023 – 8,752,505) shares; these were comprised of 8,565,795 (March 31, 2023 – 8,508,052) shares of common stock and 244,453 (March 31, 2023 – 244,453) exchangeable shares. At September 30, 2023, there were 6,304 shares of Series A Preferred Stock that were issued and outstanding (March 31, 2023 – 6,304) and there were 220 shares of Series B Preferred Stock that were issued and outstanding (March 31, 2023 – nil). Lastly, there is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at September 30, 2023 and March 31, 2023.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of September 30, 2023 and March 31, 2023 was 6,304.

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

Conversion

The Series A Preferred Stock is convertible into shares of common stock commencing 24 months after the issuance date of the Series A Preferred Stock. Upon which, on a monthly basis, up to 5% of the aggregate amount of the Purchase Price can be converted (subject to adjustment for changes in the Holder’s ownership of the underlying Series A Preferred Stock). The conversion price is equal to the greater of $0.001 or a 15% discount to the volume-weighted average price (“VWAP”) of the Company’s common stock five Trading Days immediately prior to the conversion date (the “Conversion Rate). Additionally, subject to certain provisions, the Holder may exchange its Series A Preferred Stock into any common stock financing being conducted by the Company at a 15% discount to the pricing of that financing.

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

(c) Series B Preferred Stock and Mezzanine Equity

On September 19, 2023, the Company entered into a security purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”), at a purchase price of $9,091 per share of Preferred Stock, and after accounted for other issuance related costs, the net proceeds received was in the amount of $1,900,000.

Shares of Series B Preferred Stock and shares of Common Stock of the Company that are issuable upon conversion of, or as dividends on, the Series B Preferred Stock were offered and were issued pursuant to the Prospectus Supplement, filed September 19, 2023, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333-255544) filed with the Securities and Exchange Commission on April 27, 2021, and declared effective May 4, 2021.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

Pursuant to the Purchase Agreement, on September 19, 2023, the Company filed a certificate of designations of Series B Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 600 shares of the Company’s shares of Preferred Stock as Series B Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series B Preferred Stock has a stated value of $10,000 per share.

The Series B Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company unless the holders of the majority of the outstanding shares of Series B Preferred Stock consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series B Preferred Stock.

Holders of Series B Preferred Stock will be entitled to receive cumulative dividends (“Dividends”), in shares of common stock or cash on the stated value at an annual rate of 8% (which will increase to 15% if a Triggering Event (as defined in the Certificate of Designations) occurs. Dividends will be payable upon conversion of the Series B Preferred Stock, upon any redemption, or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Certificate of Designations).

Holders of Series B Preferred Stock will be entitled to convert shares of Series B Preferred Stock into a number of shares of common stock determined by dividing the stated value (plus any accrued but unpaid dividends and other amounts due) by the conversion price. The initial conversion price is $3.50, subject to adjustment in the event the Company sells common stock at a price lower than the then-effective conversion price. Holders may not convert the Series B Preferred Stock to common stock to the extent such conversion would cause such holder’s beneficial ownership of common stock to exceed 4.99% of the outstanding common stock. In addition, the Company will not issue shares of common stock upon conversion of the Series B Preferred Stock in an amount exceeding 19.9% of the outstanding common stock as of the initial issuance date unless the Company receives shareholder approval for such issuances.

Holders may elect to convert shares of Series B Preferred Stock to common stock at an alternate conversion price equal to 80% (or 70% if the Company’s common stock is suspended from trading on or delisted from a principal trading market or if the Company has effected a reverse split of the common stock) of the lowest daily volume weighed average price of the common stock during the Alternate Conversion Measuring Period (as defined in the Certificate of Designations). In the event the Company receives a conversion notice that elects an alternate conversion price, the Company may, at its option, elect to satisfy its obligation under such conversion with payment in cash in an amount equal to 110% of the conversion amount.

The Series B Preferred Stock will automatically convert to common stock upon the 24-month anniversary of the initial issuance date of the Series B Preferred Stock.

At any time after the earlier of a holder’s receipt of a Triggering Event notice and such holder becoming aware of a Triggering Event and ending on the 20th trading day after the later of (x) the date such Triggering Event is cured and (y) such holder’s receipt of a Triggering Event notice, such holder may require the Company to redeem such holder’s shares of Series B Preferred Stock.

Upon any Bankruptcy Triggering Event (as defined in the Certificate of Designations), the Company will be required to immediately redeem all of the outstanding shares of Series B Preferred Stock.

The Company will have the right at any time to redeem all or any portion of the Series B Preferred Stock then outstanding at a price equal to 110% of the stated value plus any accrued but unpaid dividends and other amounts due.

Holders of the Series B Preferred Stock will have the right to vote on an as-converted basis with the common stock, subject to the beneficial ownership limitation set forth in the Certificate of Designations.

The Series B Preferred Stock was accounted for as Mezzanine Equity in accordance with ASC 480 - Distinguishing Liabilities from Equity and the embedded conversion and redemption features was separated from the host instrument and recognized as derivative liabilities with change in fair value at each reporting period end recognized in the consolidated statement of operations. (Note 8). A roll-forward of activity is presented below for the six months ended September 30, 2023:

2023
$
Balance beginning of period – March 31	—
Net proceeds received pursuant to the issuance of preferred shares	1,900,000
Recognition of derivative liabilities (Note 8)	(642,416)
Balance end of period – September 30	1,257,584

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

(d) Common share issuances

Issuances during the six months ended September 30, 2023

The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying for a 3% placement fee and other issuance expenses. In addition, 20,846 shares of common stock were issued to existing holders as a result of make whole provisions associated with the Reverse Split.

Issuances during the six months ended September 30, 2022

During the three months ended June 30, 2022, the Company issued 67,395 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $406,118 that composed of face value of convertible promissory notes in amount of $302,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $104,118. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $457,025. The difference, that represented a loss on conversion between amounts of debt settled and fair value of common shares issued, was in the amount of $50,908 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

In addition, during the three months ended June 30, 2022, the Company removed 6,683 of previously to be issued shares, in connection with cancellation of warrant exercises from certain warrant holders. In addition, the Company recognized additional 1,966 shares to be issued for warrant exercise request received but not processed as of quarter end. As a result of the cancellation of to be issued shares, $42,500 was reduced from balance of shares to be issued, and the Company increased the balance of the shares to be issued by $12,500 upon the warrants exercise.

Lastly, during the three months ended June 30, 2022, the Company issued 695 common shares for services received, with a fair value of $7,500.

During the three months ended September 30, 2022, the Company issued 19,608 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $135,274 that composed of face value of convertible promissory notes in amount of $100,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $35,274. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $175,294. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $40,020 and was recorded as loss on conversion of convertible promissory notes in statement of operations.

During the three months ended September 30, 2022, the Company issued 3,796 common shares for services received, with a fair value of $30,287.

(e) Common shares to be issued

Activity during the six months ended September 30, 2023

None.

Activity during the six months ended September 30, 2022

During the three months ended September 30, 2022, the Company issued 11,966 in satisfaction of its obligation of shares to be issued, and moved $47,300 out of the shares to be issued account into the additional paid in capital account.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

(f) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the six months ended September 30, 2023

None.

Warrant exercises and issuances during the six months ended September 30, 2022

During the three months ended June 30, 2022, the Company issued 8,972 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair valued at $77,414, and recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital.

During the three months ended September 30, 2022, the Company issued 19,714 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair valued at $77,332, and recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital.

Warrant activity during the six months ended September 30, 2023 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2023	139,865	279,341	888,277	1,307,483
Expired/cancelled	—	(20,884)	—	(20,884)
Exercised	—	—	—	—
Issued	—	—	—	—
As at September 30, 2023	139,865	258,457	888,277	1,286,599
Exercise Price	$6.36 to $37.56	$2.69 to $14.40	$6.36 to $9.00
Expiration Date	August 2026 to January 2031	December 2023 to December 2032	January 2024 to February 2024

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

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

During the three months ended September 30, 2023 and 2022, the Company granted 3,585 and 627 stock options, respectively, and 3,585 and 2,325 during the six months ended September 2023 and 2022, respectively. The Company recorded stock-based compensation of $163,335 and $153,338 during the three months ended September 30, 2023 and 2022, respectively, and $374,515 and $302,528 during the six months ended September 30, 2023 and 2022, respectively, in connection with the Plan under selling, general and administrative expenses with corresponding credit to additional paid in capital. The amount of vested stock options outstanding as of September 30, 2023 and March 31, 2023 was 1,005,091 and 960,521, respectively

The following table summarizes the stock option activities during the six months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2023	1,264,890	$9.29
Granted	3,585	$2.79
Exercised	—	$—
Expired/Forfeited	(17,397)	$8.52
Outstanding at September 30, 2023	1,251,078	$9.30

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective six month periods ended September 30:

	2023	2022
Exercise price ($)	2.79	4.80
Risk free interest rate (%)	3.85	4.06
Expected term (Years)	10.0	5.00
Expected volatility (%)	117.1	113.9
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	2.30	3.92
Expected forfeiture (attrition) rate (%)	0.00	0.00

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

There were no issuances under either the 2023 Plan or the ESPP as of September 30, 2023.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

10. OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE OBLIGATIONS

The Company has one operating lease primarily for office and administration.

During December 2021, the Company entered into a new lease agreement. The Company paid an $85,000 deposit that would be returned at the end of the lease. In December 2022, the Company started a new lease with an additional suite in the same premise as the existing lease.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied was 11.4% as of September 30, 2023 and March 31, 2023. The weighted average remaining lease term as of September 30, 2023 and March 31, 2023 was 3.1 years and 2.5 years, respectively.

	2023	2022
Right of Use Asset	$	$
Beginning balance at March 31	1,587,492	1,242,700
New leases	—	—
Amortization	(178,320)	(102,491)
Ending balance at September 30	1,409,172	1,140,209

	2023	2022
Lease Liability	$	$
Beginning balance at March 31	1,722,095	1,330,338
New leases	—	—
Repayment and interest accretion, net	(190,864)	(100,450)
Ending balance at September 30	1,531,231	1,229,888

	September 30, 2023	March 31, 2023
Lease Liability	$	$
Current portion of operating lease liability	364,028	335,608
Noncurrent portion of operating lease liability	1,167,203	1,386,487

The operating lease expense was $140,759 and $89,717 for the three months ended September 30, 2023 and 2022, respectively, and $279,493 and $211,452 during the six months ended September 30, 2023 and 2022, respectively, and is included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $282,209 and $172,557 during the six months periods ending September 30, 2023 and 2022, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as of September 30, 2023:

Calendar year	$
2023	112,005
2024	552,293
2025	600,288
2026	565,359
Total undiscounted lease liability
Less imputed interest	(298,714)
Total	1,531,231

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (Unaudited)

(Expressed in US dollars)

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at September 30, 2023 or March 31, 2023 and, consequently, no provision for such has been recognized in the condensed consolidated financial statements.

12. PROPERTY AND EQUIPMENT

During the three and six months ended September 30, 2023 and 2022, the Company did not purchase any property and equipment. The Company recognized depreciation expense for these assets in the amount of $1,489 during the three months ended September 30, 2023 and 2022, and $2,977 during the six months ended September 2023 and 2022.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2023	16,839	12,928	29,767
Additions	—	—	—
Disposals	—	—	—
Balance at September 30, 2023	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2023	4,675	3,586	8,261
Depreciation for the period	1,686	1,291	2,977
Disposals	—	—	—
Balance at September 30, 2023	6,361	4,877	11,238

Net book value
Balance at March 31, 2023	12,164	9,432	21,506
Balance at September 30, 2023	10,478	8,051	18,529

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from October 1 to November 14, 2023, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●

To expand the Company’s IP portfolio of trade secrets and patents, and protect its product developments as valuable to the Company and its shareholders, on October 4, the Company announced the filing of a patent application for its Biotres device, a state-of-the art advancement in remote patient monitoring and cardiac care for clinicians. On October 10, the Company announced a patent filing for its Bioheart device, a state-of-the art advancement in remote patient monitoring and cardiac care for consumers. Further, on October 31, the Company announced a further expansion of its Biotres platform, with the Biotres Pro, with enhancements that enable cellular back up and connectivity.

●	Between October 2 and November 3, a holder of Series B Preferred Shares converted 15 shares, valued at $150,000, together with accrued dividends of $1,063, at cost bases ranging from $1.71 per share to $0.80 per share. The Company issued 202,869 common shares to allocate towards these conversions.

●	During October and November 2023, the Company issued $1.25 million in unsecured convertible promissory notes, $1 million of which replaced a short-term loan previously issued to the same counterparty. The notes bear interest at a rate of 12% per annum, paid in cash monthly during their 18-month term (the “Maturity Date”). The notes and accrued interest may be prepaid by the Company in whole or in part. The notes may be converted under certain conditions, arising out of a qualified financing or at maturity.

BIOTRICITY INC.
FORM 10-Q

SEPTEMBER 30, 2023

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

We developed our FDA-cleared Bioflux® COM technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2021 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, the Company announced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance its ecosystem, in 2022, the Company announced the launch of its Biotres Cardiac Monitoring Device (“Biotres”), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. We have since expanded our sales efforts to 32 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

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

Full market release of the Bioflux COM device for commercialization launched in April 2019, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we had launched sales in 32 U.S. states by Sept 30, 2023.

On January 24, 2022 the Company announced that it has received the 510(k) FDA clearance of its Biotres patch solution, which is a novel product in the field of Holter monitoring. This three-lead technology can provide connected Holter monitoring that is designed to produce more accurate arrythmia detection than is typical of competing remote patient monitoring solutions. It is also foundational, since already developed improvements to this technology will follow which are not known by the Company to be currently available in the market, for clinical and consumer patch solution applications. In October 2023, the Company launched the cellular version of this device, the Biotres Pro.

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

From a market perspective, increasing interest and demand continue to drive the adoption of our suite of products, which are focused on chronic cardiac disease prevention and management. Our efforts in commercialization and development have yielded tremendous progress in remote monitoring solutions for diagnostic and post-diagnostic products.

Recent Developments

Securities Purchase Agreement and Series B Preferred Stock

On September 19, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”), at a purchase price of $9,090.91 per share of Preferred Stock, or gross proceeds of $2,000,000.

Shares of Series B Preferred Stock and shares of Common Stock of the Company that are issuable upon conversion of, or as dividends on, the Series B Preferred Stock were offered, and will be issued, pursuant to the Prospectus Supplement, filed September 19, 2023, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333-255544) filed with the Securities and Exchange Commission on April 27, 2021, and declared effective May 4, 2021.

Pursuant to the Purchase Agreement, on September 19, 2023, the Company filed a certificate of designations of Series B Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 600 shares of the Company’s shares of Preferred Stock as Series B Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series B Preferred Stock has a stated value of $10,000 per share. The Series B Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company unless the holders of the majority of the outstanding shares of Series B Preferred Stock consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series B Preferred Stock. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends (“Dividends”), in shares of common stock or cash on the stated value at an annual rate of 8% (which will increase to 15% if a Triggering Event (as defined in the Certificate of Designations) occurs. Dividends will be payable upon conversion of the Series B Preferred Stock, upon any redemption, or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Certificate of Designations).

Holders of Series B Preferred Stock will be entitled to convert shares of Series B Preferred Stock into a number of shares of common stock determined by dividing the stated value (plus any accrued but unpaid dividends and other amounts due) by the conversion price. The initial conversion price is $3.50, subject to adjustment in the event the Company sells common stock at a price lower than the then-effective conversion price. Holders may not convert the Series B Preferred Stock to common stock to the extent such conversion would cause such holder’s beneficial ownership of common stock to exceed 4.99% of the outstanding common stock. In addition, the Company will not issue shares of common stock upon conversion of the Series B Preferred Stock in an amount exceeding 19.9% of the outstanding common stock as of the initial issuance date unless the Company receives shareholder approval for such issuances. Holders may elect to convert shares of Series B Preferred Stock to common stock at an alternate conversion price equal to 80% (or 70% if the Company’s common stock is suspended from trading on or delisted from a principal trading market or if the Company has effected a reverse split of the common stock) of the lowest daily volume weighed average price of the common stock during the Alternate Conversion Measuring Period (as defined in the Certificate of Designations). In the event the Company receives a conversion notice that elects an alternate conversion price, the Company may, at its option, elect to satisfy its obligation under such conversion with payment in cash in an amount equal to 110% of the conversion amount. Series B Preferred Stock will automatically convert to common stock upon the 24-month anniversary of the initial issuance date of the Series B Preferred Stock. At any time after the earlier of a holder’s receipt of a Triggering Event notice and such holder becoming aware of a Triggering Event and ending on the 20th trading day after the later of (x) the date such Triggering Event is cured and (y) such holder’s receipt of a Triggering Event notice, such holder may require the Company to redeem such holder’s shares of Series B Preferred Stock. Upon any Bankruptcy Triggering Event (as defined in the Certificate of Designations), the Company will be required to immediately redeem all of the outstanding shares of Series B Preferred Stock. The Company will have the right at any time to redeem all or any portion of the Series B Preferred Stock then outstanding at a price equal to 110% of the stated value plus any accrued but unpaid dividends and other amounts due.

Holders of the Series B Preferred Stock will have the right to vote on an as-converted basis with the common stock, subject to the beneficial ownership limitation set forth in the Certificate of Designations. In connection with the Purchase Agreement, the Company and certain of the Company’s stockholders entered into a voting agreement, agreeing to vote their shares of the Company in favor of the transactions contemplated under the Purchase Agreement and against any proposal or other corporate action that would result in a breach of the Purchase Agreement and any transaction document entered in connection therewith.

Convertible Preferred Note

The Company arranged to enter into a convertible preferred note financing on September 25, 2023. and issued a convertible note (“Preferred Note”) for a principal amount of $1.0 million. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 12% which is payable in cash monthly. At the option of the holder of the Preferred Note, the instrument can be converted upon a subsequent qualified equity or debt round of financing of the Company that raises in excess of $15,000,000 gross proceeds (the “Qualified Financing”), or upon the Maturity Date. All of the outstanding principal and accrued interest would convert into the new security at a conversion price equal to a 20% discount to the lesser of (i) the actual price per new round of securities in the Qualified Financing or (ii) if no Qualified Financing as of the Maturity Date, by mutual consent and election of the Company and the holder, at a 15% discount to the average volume weighted average price (“VWAP”) for ten (10) consecutive trading days immediately prior to the Maturity Date. The Company may prepay the Preferred Note in whole or in part, after providing fifteen (15) days written notice to the holder, either in cash or by the mutually consented conversion of the Preferred Note and any accrued interest thereon at a 15% discount to the stock’s 10-day VWAP. There are standard events of default that include non-payment of principal and interest when due and non-performance or observance of any covenant or agreement as applicable. If an event of default is not cured, the Company is obligated to pay the holder the outstanding principal amount plus all accrued and unpaid interest through the date the Preferred Note is paid in full.

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022.

	For the three months ended September 30,
	2023	2022	Period to Period Change
Revenue	$2,891,297	$2,381,389	$509,908
Cost of revenue	892,019	1,101,152	(209,133)
Gross profit	1,999,278	1,280,237	719,041
Gross Margin	69.1%	53.8%

Operating expenses:
Selling, general and administrative	3,477,331	4,480,310	(1,002,979)
Research and development	697,620	828,914	(131,294)
Total operating expenses	4,174,951	5,309,224	(1,134,273)
Loss from operations	(2,175,673)	(4,028,987)	1,853,314

Interest expense	(753,268)	(403,551)	(349,717)
Accretion and amortization expenses	(596,420)	(50,839)	(545,581)
Change in fair value of derivative liabilities	(18,783)	(172,042)	103.489
Gain (loss) upon convertible promissory note conversion and redemption	6,684	(40,020)	46,704
Other (expense) income, net	(143,380)	2,891	(146,271)
Net loss before income taxes	(3,690,840)	(4,692,548)	1,001,708
Income taxes	—	—	—
Net loss before dividends	$(3,690,840)	$(4,692,548)	$1,001,708

The results for the three months ended September 30, 2023, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 32 U.S. states as of September 30, 2023. The Company earned combined device sales and technology fee income totaling $2.9 million during the three months ended September 30, 2023 – 21.4% growth in revenue over the $2.4 million earned in the prior year comparable quarter. During the last two quarters, we have also focused on improving the quality of our earnings by converting existing business to our subscription revenue model from a per use model and have directed the vast majority of our new business in that same subscription model.

Technology fees increased to $2.7 million during the three months ended September 30, 2023, which is a 30.3% increase over the corresponding three-month period of the prior year. The majority of these fees are recurring, and their growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 5.5% of our total revenue, or $160 thousand for the three-month period ended September 30, 2023. Gross profit percentage was 69.1% for the three months ended September 30, 2023, as compared to 53.8% in the corresponding prior year quarter. This increase in gross margin can primarily be attributed to improved margins on technology fees. Gross margin on technology fees stayed consistently above 70%. The company gained efficiencies in using AI in data processing, and continued improving its revenue mix where technology fees are expected to comprise an increasing proportion of revenue. We anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 94.5% of total revenue for the three-month period ended September 30, 2023.

Operating Expenses

Total operating expenses for the three months ended September 30, 2023 were $4.2 million as compared to $5.3 million for the three months ended September 30, 2022. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2023 was $3.5 million, compared to approximately $4.5 million during the three months ended September 30, 2022, a 22.2% reduction. Despite our increased sales efforts and the resulting revenue growth, we reduced total selling, general and administrative expenses decreased by $1.0 million during the three months ended September 30, 2023 when compared to the comparable prior year quarter period primarily due to a revised focus on using our outside sales force to engage new business, while using less expensive inside sales personel to support existing business. We have also increased our focus on monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the three months ended September 30, 2023 we recorded research and development expenses of $0.7 million, compared to $0.8 million incurred for three months ended September 30, 2022. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended September 30, 2023 and 2022, we incurred interest expenses of $0.8 million and $0.4 million, respectively. The increase in interest expense during the current period was primarily the result of increases in borrowings outstanding and market interest rates.

Accretion and amortization expenses

For the three months ended September 30, 2023 and 2022, we incurred accretion expenses of $0.6 million and $51 thousand, respectively. The increase in the current period was largely the result of debt discount amortization related to new convertible notes entered towards the end of the prior fiscal year.

Change in fair value of derivative liabilities

For the three months ended September 30, 2023 and 2022, we recognized a loss of $19 thousand and $172 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our equity fair value coupled with the timing of anticipated settlement events.

Gain (loss) upon convertible promissory notes conversion and redemption

During the three months ended September 30, 2023 and 2022, we recorded a gain of $7 thousand versus a loss of $40 thousand, respectively, related to the redemption or conversion of our convertible promissory notes. The change of loss upon conversion upon convertible notes conversion was largely the result of decreased volumes of conversions and redemptions in the current period as compared to the comparable period in the prior year.

Other (expense) income, net

During the three months ended September 30, 2023 and 2022, we recognized $143 thousand of net other expense compared to $3 thousand net other income, respectively. Other (expense) income, net comprises of non-operating costs from note modifications, transaction expense on the Series B preferred share issuance, and the financing income contained in our revenue contracts.

Net loss attributed to common stockholders

As a result of the foregoing, the net loss attributable to common stockholders for the three months ended September 30, 2023 was $3.9 million compared to a net loss of $4.9 million during the comparable quarter in the prior year. This represents a 20% year-over-year reduction in net loss, and a reduction in loss per share to $0.446 from $0.567 for the three-month period ended September 30, 2022.

Six Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the six months ended September 30, 2023 and 2022.

	For the six months ended September 30,
	2023	2022	Period to Period Change
Revenue	$5,912,062	$4,437,441	$1,474,621
Cost of revenue	1,996,080	1,932,075	64,005
Gross profit	3,915,982	2,505,366	1,410,616
Gross Margin	66.2%	56.5%

Operating expenses:
Selling, general and administrative	7,007,546	8,972,924	(1,965,378)
Research and development	1,410,595	1,650,090	(239,495)
Total operating expenses	8,418,141	10,623,014	(2,204,873)
Loss from operations	(4,502,159)	(8,117,648)	3,615,489

Interest expense	(1,413,780)	(791,940)	(621,840)
Accretion and amortization expenses	(1,153,639)	(100,909)	(1,052,730)
Change in fair value of derivative liabilities	82,669	(370,266)	452,935
Gain (loss) upon convertible promissory note conversion and redemption	13,132	(90,928)	104,060
Other income (expense)	(129,945)	2,891	(132,836)
Net loss before income taxes	(7,103,722)	(9,468,800)	2,365,076
Income taxes	—	—	—
Net loss before dividends	$(7,103,722)	$(9,468,800)	$2,365,076

The results for the six months ended September 30, 2023, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 32 U.S. states as of September 30, 2023. The Company earned combined device sales and technology fee income totaling $5.9 million during the six months ended September 30, 2023 – 33.1% growth in revenue over the $4.4 million earned in the prior comparable period.

Technology fees increased to $5.5 million during the six months ended September 30, 2023, which is a 38.0% increase over the corresponding six-month period of the prior year. The majority of these fees are recurring, and their growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 7.0% of our total revenue, or $0.4 million for the six-month period ended September 30, 2023. Gross profit percentage was 66.2% for the six months ended September 30, 2023, as compared to 56.5% in the corresponding prior year period. This increase in gross margin can primarily be attributed to improved margins on technology fees. Given consistent gross margin on technology fees above 70%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 93.0% of total revenue for the six-month period ended September 30, 2023.

Operating Expenses

Total operating expenses for the six months ended September 30, 2023, were $8.4 million as compared to $10.6 million for the six months ended September 30, 2022. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the six months ended September 30, 2023 was $7.0 million, compared to approximately $9.0 million during the six months ended September 30, 2022 – a 21.9% reduction. Despite our increased on sales efforts and the resulting revenue growth, we reduced total selling, general and administrative expenses decreased by $2.0 million for the fiscal quarter ended September 30, 2023 when compared to the comparable prior year period primarily due to increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the six months ended September 30, 2023 we recorded research and development expenses of $1.4 million, compared to $1.7 million incurred for six months ended September 30, 2022. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the six months ended September 30, 2023 and 2022, we incurred interest expenses of $1.4 million and $0.8 million, respectively. The increase in interest expense during the current period was primarily the result of increase in borrowings outstanding and market interest rates.

Accretion and amortization expenses

For the six months ended September 30, 2023 and 2022, we incurred accretion expenses of $1.2 million and $0.1 million, respectively. The increase in the current period was a result of debt discount amortization related largely to new convertible notes entered towards the end of the prior fiscal year.

Change in fair value of derivative liabilities

For the six months ended September 30, 2023 and 2022, we recognized a gain of $0.08 million versus a loss of $0.4 million, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our equity fair value coupled with the timing of anticipated settlement events.

Gain (loss) upon convertible promissory notes conversion and redemption

During the six months ended September 30, 2023 and 2022, we recorded a gain of $13 thousand versus a loss of $0.1 million, respectively, related to the redemption or conversion of our convertible promissory notes. The change of loss upon conversion upon convertible notes conversion was largely the result of decreased volumes of conversions and redemptions in the current quarter as compared to the comparable quarter in the prior year.

Other (expense) income, net

During the six months ended September 30, 2023 and 2022, we recognized $130 thousand net other expense compared to $3 thousand in net other income, respectively. Other (expense) income, net comprises of non-operating costs from note modifications, transaction expense on the Series B preferred share issuance, and the financing income contained in our revenue contracts.

Net loss attributed to common stockholders

As a result of the foregoing, the net loss attributable to common stockholders for the six months ended September 30, 2023 was $7.5 million compared to a net loss of $9.9 million during the comparable period in the prior year. This represents a 20.9% year-over-year reduction in net loss, and a reduction in loss per share to $0.853 from $1.153 for the six-month period ended September 30, 2022.

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

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items that related to one-time, non-recurring expenditures or expenditures that do not reduce operating cash flows. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis, and are an important indicator to management of its progress towards achieving operational cash flow break-even and profitability. See notes in the table below for additional information regarding special items. The table below demonstrates significant reductions in quarterly negative EBITDA of $1.9 million from the corresponding three-month period a year earlier, and a reduction of $4.1 million from the corresponding prior year six month period ended September 30, 2022. This resulted from management’s consistent effort to grow the recurring technology fee revenue base, while controlling administrative costs and reducing the costs associated with selling its services and processing the provision of those to customers. Management believes that they have achieved these results by continuous improvement to their technology, including thru the implementation of AI, in order to also strengthen the quality of the services provided to the customer.

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

EBITDA and Adjusted EBITDA

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	$	$	$	$
Net loss attributable to common stockholders	(3,690,840)	(4,904,367)	(7,482,861)	(9,928,756)
Add:
Provision for income taxes	—	—	—	—
Interest expense	753,268	403,551	1,413,780	791,940
Accretion and amortization expense (1)	597,908	52,327	1,156,616	103,885
Preferred stock dividends	190,442	211,819	379,139	459,956
EBITDA	(2,149,222)	(4,236,669)	(4,533,326)	(8,572,974)

Add (Less)
Stock-based compensation	163,335	153,338	374,515	302,528
(Gain) loss expense related to convertible note conversion and redemption (2)	(6,684)	40,020	(13,132)	90,928
Fair value change on derivative liabilities (3)	18,783	172,042	(82,669)	370,266
Other expense (income) (4)	143,380	(2,891)	129,945	(2,891)
Adjusted EBITDA	(1,830,408)	(3,874,160)	(4,124,677)	(7,812,144)

Weighted average number of common shares outstanding	8,795,742	8,642,933	8,774,247	8,608,447
Adjusted Loss per Share, Basic and Diluted	(0.208)	(0.448)	(0.470)	(0.907)

(1) This relates to recognition of accretion expenses relate to the debt discount balances on notes, as well as fixed asset depreciation expense.

(2) This relates to one-time recognition of expenses (gains) related to our financing transactions.

(3) Fair value changes on derivative liabilities corresponds to changes in the underlying stock value and thus does not reflect our day to day operations

(4) Loss from note and warrant modifications and other financing transactions that do not reflect the Company’s core operating activities.

Translation Adjustment

Translation adjustment for the three and six months ended September 30, 2023 was a gain of $0.3 million compared to a gain of $0.1 million, respectively, versus a gain of $0.5 million and $0.7 million during the three and six months ended September 30, 2022, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

Liquidity and Capital Resources

On September 30, 2023, we had cash deposits in the aggregate of approximately $1.2 million.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at September 30, 2023, has an accumulated deficit of $120.1 million. On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On September 30, 2023, the Company has a working capital deficit of $12.6 million. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement.

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

During the six months ended September 30, 2023, the Company raised additional convertible notes from various lenders of approximately $2.0 million net of issuance costs. In addition, the Company raised additional short-term loans and promissory notes, net of repayments, of $ 0.8 million from various lenders. Lastly, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”), at a purchase price of $9,090.91 per share of Series B Preferred Stock, or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000 for the Series B Preferred Stock. Shares of Series B Preferred Stock and shares of common stock of the Company that are issuable upon conversion of, or as dividends on, the Series B Preferred Stock were offered and were issued pursuant to the Prospectus Supplement, filed September 19, 2023, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333-255544) filed with the Securities and Exchange Commission on April 27, 2021, and declared effective May 4, 2021.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(4,222,154)	$(8,490,203)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	4,758,634	(1,105,998)
Net increase (decrease) in cash	$536,480	$(9,596,201)

Net Cash Used in Operating Activities

During the six months ended September 30, 2023, we used cash in operating activities in the amount of $4.2 million. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

During the six months ended September 30, 2022, we used cash in operating activities of $8.5 million. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil during the six months ended September 30, 2023 and 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.8 million as compared to net cash used of $1.1 million during the six months ended September 30, 2023 and 2022, respectively.

For the six months ended September 30, 2023, the net cash provided by financing activities related primarily to net proceeds attributed to the issuance of Series B preferred stock in the amount of $1.9 million, the issuance of convertible notes in the amount of $2.0 million and the issuance of short term loans and promissory notes in the amount of approximately $0.8 million, net of repayments. Lastly, we issued common stock resulting in $0.1 million of net proceeds.

For the six months ended September 30, 2022, the cash used by financing activities was primarily due to the redemption of preferred stock in the amount of $0.4 million and the payment of preferred stock dividends in the amount of $0.7 million.

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

During the three and six months ended September 30, 2023, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K filed on June 29, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Designations filed with the Secretary of State on September 19, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2023)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2023)
10.2	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2023)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2023.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

