Form 10-Q
period 2023-12-31
BIOTRICITY INC.
filed 2024-02-20
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

(800) 590 4155

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,258,957 shares of Common Stock, $0.001 par value, at February 20, 2024. As at that same date, the Company also has 160,672 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 9,419,629 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 (unaudited) AND MARCH 31, 2023 (audited)

(Expressed in US Dollars)

	As of December 31, 2023	As of March 31, 2023
	$	$
CURRENT ASSETS
Cash	85,094	570,460
Accounts receivable, net	1,573,583	1,224,137
Inventories [Note 3]	2,048,910	2,337,006
Deposits and other receivables	224,895	588,599
Total current assets	3,932,482	4,720,202

Deposits [Note 10]	85,000	85,000
Long-term accounts receivable	135,560	96,344
Property and equipment [Note 12]	17,041	21,506
Operating right of use assets [Note 10]	1,316,135	1,587,492
TOTAL ASSETS	5,486,218	6,510,544

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	7,558,745	5,042,476
Convertible promissory notes and short term loans [Note 5]	7,922,097	4,774,468
Term loan, current [Note 6]	1,800,000	—
Derivative liabilities [Note 8]	928,333	1,008,216
Operating lease obligations, current [Note 10]	409,702	335,608
Total current liabilities	18,618,877	11,160,768

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	10,533,425	12,178,809
Derivative liabilities [Note 8]	1,139,293	759,065
Operating lease obligations [Note 10]	1,051,321	1,386,487
TOTAL LIABILITIES	32,213,716	26,355,929

Mezzanine Equity
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 and no shares authorized as of December 31, 2023 and March 31, 2023, respectively, 220 and no shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively [Note 9]	1,028,856	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,979,400 and 9,980,000 shares authorized as of December 31, 2023 and March 31, 2023, respectively, 1 share issued and outstanding as of December 31, 2023 and March 31, 2023 [Note 9]	1	1
Series A preferred stock, $0.001 par value, 20,000 shares authorized as of December 31, 2023 and March 31, 2023, 6,304 shares issued and outstanding as of December 31, 2023 and March 31, 2023 [Note 9]	6	6
Common stock, $0.001 par value, 125,000,000 shares authorized as of December 31, 2023 and March 31, 2023. Issued and outstanding common shares: 9,258,957 and 8,508,052 as of December 31, 2023 and March 31, 2023, respectively, and exchangeable shares of 160,672 and 244,458 outstanding as at December 31, 2023 and March 31, 2023, respectively [Note 9]	9,420	8,753
Shares to be issued, 3,955 shares of common stock as of December 31, 2023 and March 31, 2023 [Note 9]	24,999	24,999
Additional paid-in-capital	95,560,789	92,844,478
Accumulated other comprehensive income/(loss)	(251,888)	(152,797)
Accumulated deficit	(123,099,681)	(112,570,825)
TOTAL STOCKHOLDERS’ DEFICIENCY	(27,756,354)	(19,845,385)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	5,486,218	6,510,544

Commitments and contingencies [Note 11]

Subsequent Events [Note 14]

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (unaudited)

(Expressed in US Dollars)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	$	$	$	$

REVENUE	2,972,972	2,459,181	8,885,034	6,896,622

Cost of Revenue	804,986	1,057,215	2,801,066	2,989,290
NET REVENUE	2,167,986	1,401,966	6,083,968	3,907,332

EXPENSES
Selling. general and administrative expenses	2,996,804	4,363,964	10,004,350	13,336,888
Research and development expenses	452,956	876,460	1,863,551	2,526,550
TOTAL OPERATING EXPENSES	3,449,760	5,240,424	11,867,901	15,863,438
LOSS FROM OPERATIONS	(1,281,774)	(3,838,458)	(5,783,933)	(11,956,106)

Interest expense [Note 5, 6 and 9]	(790,080)	(413,402)	(2,203,860)	(1,205,342)
Accretion and amortization expenses [Note 5,6]	(422,706)	(51,061)	(1,576,345)	(151,970)
Change in fair value of derivative liabilities [Note 8]	(326,683)	(99,705)	(244,014)	(469,971)
Gain (loss) upon convertible promissory notes conversion and redemption	2,148	5,391	15,280	(85,537)
Other (expense) income [Note 13]	11,004	(119,880)	(118,941)	(116,989)
NET LOSS BEFORE INCOME TAXES	(2,808,091)	(4,517,115)	(9,911,813)	(13,985,915)
Income taxes	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(2,808,091)	(4,517,115)	(9,911,813)	(13,985,915)

Adjustment: Preferred Stock Dividends	(237,904)	(230,374)	(617,043)	(690,330)
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(3,045,995)	(4,747,489)	(10,528,856)	(14,676,245)

Translation adjustment	(204,501)	(72,823)	(99,091)	625,698

COMPREHENSIVE LOSS	(3,250,496)	(4,820,312)	(10,627,947)	(14,050,547)

LOSS PER SHARE, BASIC AND DILUTED	(0.339)	(0.546)	(1.191)	(1.699)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,979,430	8,690,506	8,842,890	8,635,900

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (unaudited)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, September 30, 2023 (unaudited)	6,305	7	8,810,253	8,811	3,955	24,999	93,338,220	(47,387)	(120,053,686)	(26,729,036)
Issuance of warrants for private placement holders [Note 9]							1,524,719			1,524,719
Issuance of warrants for brokers [Note 9]							127,853			127,853
Conversion of preferred shares into common shares [Note 9]	—	—	562,251	562	—	—	353,957	—	—	354,519
Issuance of shares for services [Note 9]	—	—	47,125	47	—	—	45,900	—	—	45,947
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	170,140	—	—	170,140
Translation adjustment	—	—	—	—	—	—	—	(204,501)	—	(204,501)
Net loss before dividends for the period									(2,808,091)	(2,808,091)
Preferred stock dividends	—	—	—	—	—	—	—	—	(237,904)	(237,904)
Balance, December 31, 2023 (unaudited)	6,305	7	9,419,629	9,420	3,955	24,999	95,560,789	(251,888)	(123,099,681)	(27,756,354)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2023 (audited)	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Issuance of common stock	—	—	57,743	58	—	—	119,227	—	—	119,285
Issuance of warrants for private placement holders [Note 9]							1,524,719			1,524,719
Issuance of warrants for brokers [Note 9]							127,853			127,853
Conversion of preferred shares into common shares [Note 9]	—	—	562,251	562	—	—	353,957	—	—	354,519
Issuance of shares for services [Note 9]	—	—	47,125	47	—	—	45,900	—	—	45,947
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	544,655	—	—	544,655
Translation adjustment	—	—	—	—	—	—	—	(99,091)	—	(99,091)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(9,911,813)	(9,911,813)
Preferred stock dividends	—	—	—	—	—	—	—	—	(617,043)	(617,043)
Balance, December 31, 2023 (unaudited)	6,305	7	9,419,629	9,420	3,955	24,999	95,560,789	(251,888)	(123,099,681)	(27,756,354)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, September 30, 2022 (unaudited)	6,802	8	8,649,721	8,650	3,955	24,999	92,378,740	(70,135)	(102,965,898)	(10,623,636)
Conversion of convertible notes into common shares [Note 9]	—	—	39,830	40	—	—	211,562	—	—	211,602
Preferred stock purchased back via cash [Note 8]	(497)	(1)	—	—	—	—	(431,128)	—	—	(431,129)
Issuance of shares for services [Note 9]	—	—	17,544	17	—	—	112,614	—	—	112,631
Issuance of warrants for services [Note 9]	—	—	—	—	—	—	77,780	—	—	77,780
Exchange of warrants for promissory notes	—	—	—	—	—	—	(71,768)	—	—	(71,768)
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	63,125	—	—	63,125
Translation adjustment	—	—	—	—	—	—	—	(72,823)	—	(72,823)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(4,517,115)	(4,517,115)
Preferred stock dividends	—	—	—	—	—	—	—	—	(230,374)	(230,374)
Balance, December 31, 2022 (unaudited)	6,305	7	8,707,095	8,707	3,955	24,999	92,340,925	(142,958)	(107,713,387)	(15,481,707)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2022 (audited)	7,201	8	8,546,261	8,546	20,638	102,299	91,550,209	(768,656)	(93,037,142)	(2,144,736)

Conversion of convertible notes into common shares [Note 9]	—	—	126,833	127	—	—	843,795	—	—	843,922
Preferred stock purchased back via cash	(896)	(1)	-	-	-	-	(777,174)	-	-	(777,175)
Issuance of shares for services [Note 9]	-	-	22,035	22	-	-	150,396	-	-	150,418
Exercise of warrants for cash [Note 9]	-	-	11,966	12	(16,683)	(77,300)	47,288	-	-	(30,000)
Issuance of warrants for services [Note 9]	-	-	-	-	-	-	232,526	-	-	232,526
Exchange of warrants for promissory notes	-	-	-	-	-	-	(71,768)	-	-	(71,768)
Stock based compensation - ESOP [Note 9]	-	-	-	-	-	-	365,653	-	-	365,653
Translation adjustment	-	-	-	-	-	-	-	625,698	-	625,698
Net loss before dividends for the period	-	-	-	-	-	-	-	-	(13,985,915)	(13,985,915)
Preferred stock dividends	-	-	-	-	-	-	-	-	(690,330)	(690,330)
Balance, December 31, 2022 (unaudited)	6,305	7	8,707,095	8,707	3,955	24,999	92,340,925	(142,958)	(107,713,387)	(15,481,707)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (UNAUDITED)

(Expressed in US Dollars)

	Nine Months Ended December 31,
	2023	2022
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(9,911,813)	(13,985,915)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	544,655	365,653
Issuance of shares for services	45,947	150,418
Issuance of warrants for services	—	232,526
Accretion and amortization expenses	1,576,345	151,970
Change in fair value of derivative liabilities	244,014	469,971
(Gain) loss upon convertible promissory notes conversion	(15,280)	85,537
Other expense regarding loss on debt modification	59,161	126,158
Non-cash lease expense	271,357	—
Property and equipment depreciation	4,465	4,465

Changes in operating assets and liabilities:
Accounts receivable, net	(377,579)	(40,799)
Inventories	288,096	(1,088,970)
Deposits and other receivables	363,704	(71,877)
Accounts payable and accrued liabilities	1,378,808	1,931,196
Net cash used in operating activities	(5,528,120)	(11,669,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred shares	—	(895,556)
Issuance of common shares, net of issuance costs	119,285	—
Issuance of preferred shares, net of issuance costs	1,900,000	—
Exercise of warrants for cash	—	12,500
Proceeds from (repayments of) convertible notes, net	2,207,579	(61,238)
Proceeds from short term loan and promissory notes, net	744,333	1,889,144
Preferred Stock Dividend	(18,016)	(940,731)
Net cash provided by financing activities	4,953,181	4,119

Net change in cash during the period	(574,939)	(11,665,548)
Effect of foreign currency translation	89,573	50,040
Cash, beginning of period	570,460	12,066,929
Cash, end of period	85,094	451,421

Supplemental disclosure of cash flow information:
Interest paid	1,638,991	771,273
Taxes	—	—

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

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

Reverse Stock Split

On June 29, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation to effect a one-for-six (1-for-6) share consolidation (the “Reverse Split”). The Reverse Split became effective on July 3, 2023. As a result of the Reverse Split, every six shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share or to the number of shares authorized and began trading on a post-Reverse Split basis under the Company’s existing trading symbol, “BTCY,” when the market opened on July 3, 2023. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock was automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share: 20,846 shares were issued for this purpose on July 19, 2023. The Reverse Split does not impact the amount of authorized common stock or par value per share. Lastly, the Reverse Split does not impact the amount of authorized, issued or outstanding shares of preferred stock.

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

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

Going Concern, Liquidity and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of December 31, 2023, had an accumulated deficit of $123.1 million and a working capital deficiency of $14.69 million. Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated financial statements. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. During fiscal year ended March 31, 2022, the Company raised $499,900 through government EIDL loan. The Company also raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. The Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loans. In connection with this loan, the Company and Lender entered into a Guarantee and Collateral Agreement, as well as an Intellectual Property Security Agreement, wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets, as well as secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders, and also raised convertible notes, net of redemptions of $2,355,318 from various lenders. During the nine months ended December 31, 2023, the Company entered into a Series B preferred stock financing that generated $1.9 million in net proceeds and the Company raised additional convertible notes, net of redemptions of $2.2 million from various lenders. The Company also raised additional short-term loans and promissory notes, net of repayments, of $0.7 million from various lenders.

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

DECEMBER 31, 2023 (Unaudited)

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

Both the Bioflux cardiac outpatient monitoring device, and the Biotres device are wearable devices. The cardiac data that the devices monitor and collect is curated and analyzed by the Company’s proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. Revenues earned are comprised of device sales revenues and technology fee revenues (technology as a service). The devices, together with their licensed software, are available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by the technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred, or services have been rendered. For sales of devices, which are invoiced directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for device sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the statement of operations and included in other income; for revenue that is earned based on customer usage of the proprietary software to render a patient’s cardiac study, the Company recognizes revenue when the study ends based on a fixed billing rate. Costs associated with providing the services are recorded as the service is provided regardless of whether or when revenue is recognized.

The Company may also, from time to time, earn service-related revenue from contracts with other counterparties with which it consults. This contract work is separate and distinct from services provided to clinical customers but may be with a reseller or other counterparties that are working to establish their operations in foreign jurisdictions or ancillary products or market segments in which the Company has expertise and may eventually conduct business.

The Company recognized the following forms of revenue for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	$	$	$	$
Technology fee sales	2,780,094	2,253,187	8,280,473	6,240,042
Device sales	192,878	205,994	604,561	656,580
Total	2,972,972	2,459,181	8,885,034	6,896,622

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

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

	As of December 31, 2023	As of March 31, 2023
	$	$
Raw material	1,175,790	1,186,735
Finished goods	873,120	1,150,271
	2,048,910	2,337,006

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

DECEMBER 31, 2023 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, options, convertible promissory notes, convertible preferred stock, shares to be issued and restricted stock awards while outstanding are considered common stock equivalents for this purpose. Diluted earnings are computed utilizing the treasury method for the warrants, stock options, shares to be issued and restricted stock awards. Diluted earnings with respect to the convertible promissory notes and convertible preferred stock utilizing the if-converted method was applied during the periods presented when conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar, and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, consolidated balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholders’ deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

DECEMBER 31, 2023 (Unaudited)

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities, short-term	$928,333	$—	$—	$928,333
Derivative liabilities, long-term	1,139,293	—	—	1,139,293
Total liabilities at fair value	$2,067,626	$—	$—	$2,067,626

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities, short-term	$1,008,216	$—	$—	$1,008,216
Derivative liabilities, long-term	759,065	—	—	759,065
Total liabilities at fair value	$1,767,281	$—	$—	$1,767,281

There were no transfers between fair value hierarchy levels during the three and nine months ended December 31, 2023 and 2022.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2023 and March 31, 2023, the Company believes there was no impairment of its long-lived assets.

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

DECEMBER 31, 2023 (Unaudited)

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include sales and marketing costs, investor relations and legal costs relating to corporate matters, professional fees for consultants assisting with business development and financial matters, and office and administrative expenses.

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the consolidated statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expenses related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of April 1, 2017. In doing so, warrants with a down round feature previously treated as derivative liabilities in the consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. The Company also accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815. Accordingly, the Company records, as a discount to convertible notes, the amount bifurcated from the convertible notes attributed to any derivatives. Debt discounts under these arrangements are amortized over the term of the related debt.

Series B Convertible Preferred Stock

The Series B convertible preferred stock (“Series B Preferred Stock”) was accounted for as mezzanine equity and the embedded conversion and redemption features was accounted for as derivative liabilities with change in fair value at each reporting period end charged to consolidated statement of operation in accordance with ASC 480 and ASC 815.

Preferred Share Redemption and Conversions

The Company accounted for preferred stock redemptions and conversions in accordance to ASU-260-10-S99. For Series A preferred stock redemptions, the difference between the fair value of consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock is accounted as deemed dividend distribution and subtracted from net loss. For Series B preferred stock conversions, no gain or loss is recognized upon Series B preferred stock conversion except for the fair value adjustment for the conversion and redemption feature derivative liabilities on the conversion date.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of December 31, 2023	As of March 31, 2023
	$	$
Trade and other payables	4,656,265	3,435,123
Accrued liabilities	2,891,440	1,607,353
Deferred revenue	11,040	—
Total	7,558,745	5,042,476

Trade and other payables and accrued liabilities as at December 31, 2023 and March 31, 2023 included $725,649 and $446,771, respectively, due to a shareholder, who is a director and executive of the Company.

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

For the first series of Series A Notes, the notes would automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price would be equal to 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price would be equal to 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company could, at its discretion, redeem the notes for 115% of their face value plus accrued interest.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

For the second series of Series A Notes, the notes could be converted into shares of common stock, at the option of the holder, commencing six months from issuance, at a conversion price equal to the lower of $24.00 per share or 75% of the volume weighted average price of the common stock for the five trading days prior to the conversion date.

For the second series of Series A Notes, the notes would automatically convert into common stock (in each case, subject to the trading volume of the Company’s common stock being a minimum of $500,000 for each trading day in the 20 consecutive trading days immediately preceding the conversion date), upon the earlier to occur of (i) the Company’s common stock being listed on a national securities exchange, in which event the conversion price would be equal to the lower of $24.00 per share or 75% of the volume weighted average price of the common stock for the 20 trading days prior to the conversion date, or (ii) upon the closing of the Company’s next equity round of financing for gross proceeds of greater than $5,000,000, in which event the conversion price would be equal to the lower of $24.00 per share or 75% of the price per share of the common stock (or of the conversion price in the event of the sale of securities convertible into common stock) sold in such financing. The Company could, at its discretion, redeem the notes for 115% of their face value plus accrued interest.

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

On December 30, 2022, the Company exchanged $500,000 of Series A Notes along with its outstanding interest accrual of $121,500 into a new convertible note with the same note holder. The new convertible note has principal of $621,500, stated interest rate of 12% per annum, as well as option to convert outstanding principal and accrued interest at the conversion price, calculated at 75% multiplied by the average of the three lowest closing prices during the previous ten trading days prior to the receipt of the conversion notice. The new convertible note matured on December 30, 2023.

During the three and nine months ended December 31, 2023, the Company recognized discount amortization of $17,102 and $49,393, respectively, as accretion and amortization expense. As of December 31, 2023, the discount on Series A convertible notes was fully amortized. During three and nine months ended December 31, 2022, the Company recognized Nil discount amortization as the relevant discounts were fully amortized.

As of December 31, 2023, the Company recorded $149,184 of interest accruals for the Series A Notes.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

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

The Series B Notes will automatically convert into common stock upon a merger, consolidation, exchange of shares, recapitalization, reorganization, as a result of which the Company’s common stock shall be changed into another class or classes of stock of the Company or another entity, or in the case of the sale of all or substantially all of the assets of the Company other than a complete liquidation of the Company. Within the first 180 days after the issuance date, the Company may, at its discretion, redeem the notes for 115% of their face value plus accrued interest. The Company is obligated to issue warrants that accompany the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is $6.36 per share for 100,000 warrant shares and $9.0 per share for 35,417 warrant shares.

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

As of December 31, 2023, the Company recorded accrued interest in the amount of $88,263 related to the Series B Notes.

During the three and nine months ended December 31, 2023, the Company redeemed $16,667 and $119,043 of Series B Notes, through a cash payment of $20,000 and $142,851, respectively. A gain on redemption of $2,149 and $15,281 was recognized as a result of this redemption, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities ($5,482 and $39,089 for the three and nine months ended December 31, 2023, respectively).

In total, as at December 31, 2023, the Company had $200,000 and $38,677 for Series A Notes and Series B Notes remaining outstanding beyond their contractual maturity date. These continued to accrue interest, and no repayment demand notification was received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently; and it is management’s expectation that all of these notes will eventually convert. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

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

In total, $1,812,700 (face value) of Series C Notes were issued up to December 31, 2023.

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

Net proceeds to the Company from Series C Notes issuance during the nine months ended December 31, 2023 amounted to $1,100,430 after payment of the relevant financing related fees.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

Prior to the final closing date (October 23, 2023), the Company determined that the conversion features contained in those Note, as well as the obligations to issue investor warrants and placement agent warrants represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion features, as well as the obligations related to investor warrant and placement agent warrant issuance. Subsequently, the exercise price of all warrants was concluded and locked to $4.18 and $2.09, respectively, for the note holder and placement agent warrants, as of the final closing date October 23, 2023. Since the exercise price was no longer a variable, the Company concluded that the noteholder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of October 23, 2023 and then transferred to equity (collectively, “End of warrants derivative treatment”).

For the Series C Notes, the Company recognized debt issuance costs of $Nil and $207,361 during the three and nine months ended December 31, 2023 and treated these as debt discounts. The Company also recognized additional debt discount in the amount of $Nil and $1,005,829 in connection with the recognition of derivative liabilities for the conversion features, investor warrants and placement agent warrants. The debt discounts are recorded as a contra liability against the convertible note and are amortized and recognized as accretion expenses using the effective interest method over the remaining lives of the Notes. Since total debt discount amount cannot exceed total gross proceeds upon issuance, the Company recognized accretion expenses up front of $Nil and $134,013 during the three and nine months ended December 31, 2023.

During the three and nine months ended December 31, 2023, the Company recognized discount amortization of $139,568 and $320,434, respectively, on Series C Notes as accretion and amortization expense. As of December 31, 2023, the remaining unamortized discount on Series C convertible notes was $ 1,471,345.

As of December 31, 2023, the Company recorded accrued interest in the amount of $184,911 related to the Series C Notes.

Convertible Preferred Notes

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

The Company also entered into a convertible preferred note financing on October 25, 2023 and issued a convertible note (“Preferred Note”) for a principal amount of $250,000. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 12% which is payable in cash monthly.

The conversion of the Preferred Notes is automatic upon a Qualified Financing which is in the control of the Company, or at maturity of the notes, upon mutual agreement by the noteholder and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Other Convertible Notes.

The Company may prepay the Preferred Note in whole or in part, after providing fifteen (15) days written notice to the holder, either in cash or by the mutually consented conversion of the Preferred Note and any accrued interest thereon at a 15% discount to the stock’s 10-day VWAP.

As of December 31, 2023, the Company recorded accrued interest in the amount of $36,460 related to the Preferred Notes.

Other Convertible Preferred Notes

On January 23, 2023, the Company issued $2,000,000 (face value) in convertible preferred notes (“the Notes”) to an accredited investor. The Notes mature 18 months from the issuance date. This note bears interest rate at a fixed rate of 10% in the form of stock with a striker price equal to the closing stock price on the note issuance date. Therefore, the Company issued 45,045 units of common stock in lieu of interest on this convertible note. These stocks were valued at $221,621 and was recognized as a deferred cost on the convertible note, recorded as a contra liability against the convertible note, and was amortized and recognized as accretion expense using the effective interest rate method over the remaining lives of the Notes.

The conversion of the Notes is automatic upon a Qualified Financing which is in the control of the Company, or at maturity of the notes, upon mutual agreement by the noteholder and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Notes.

During the three and nine months ended December 31, 2023, the Company recognized discount amortization of $55,861 and $166,975, respectively, for the Notes, as part of the accretion and amortization expenses. As of December 31, 2023, the remaining unamortized discount on Notes was $19,428.

Other Short-Term Loans, Promissory Notes and Financing Facilities

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of December 31, 2023, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three and nine months ended December 31, 2023 was nil and $6,142, respectively, and was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $Nil and $66,213 accretion expenses, during the three and nine months ended December 31, 2023, related to the increase in present value of the loan over its term.

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of December 31, 2023, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three and nine months ended December 31, 2023 was $800 and $11,200, respectively, which was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $481 and $150,760 accretion expenses, during the three and nine months ended December 31, 2023, related to the increase in present value of the loan over its term.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of December 31, 2023, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,825. The note continues to accrue interest, and no repayment demand notification was received from noteholder.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. As of December 31, 2023, the obligation to repay the principal balance was waived and amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $Nil. During the three and nine months ended December 31, 2023, the Company recognized $Nil and $7,304, respectively, amortization of discount on this promissory note as accretion and amortization expenses.

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds borrowed to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost in the amount of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. As of December 31, 2023, the amount of principal outstanding under this amended agreement was $357,445 and the remaining unamortized issuance cost discount was $11,900. During the three and nine months ended December 31, 2023, the Company recognized $9,100 and $16,100, respectively, of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $108,245 and $300,651 accretion expenses, during the three and nine months ended December 31, 2023, related to the increase in present value of the loan over its term.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of December 31, 2023, the Company had drawn $891,111 in accounts receivable financing and $300,000 in inventory financing with aggregate principal outstanding of $1,191,111.

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of December 31, 2023, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three and nine months ended December 31, 2023 was $5,143 and $24,000 respectively and was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $10,949 and $141,870 accretion expenses during the three and nine months ended December 31, 2023, related to the increase in present value of the loan over its term.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue formal interest, but do contain administrative fees in the aggregate of $75,000. One of the notes matures three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 is due. The second note matures six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 is due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of December 31, 2023, the amount of principal outstanding on the note was $500,000, and accrued interest outstanding on the note was $62,500.

On December 8, 2023, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $630,000, prior to the deduction of issuance costs in the amount of $15,750. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 44 weeks. The Company is required to make weekly payments of $19,195 ($844,200 in the aggregate). As of December 31, 2023, the amount of principal outstanding under this amended agreement was $598,014 and the remaining unamortized issuance cost discount was $14,676. During the three and nine months ended December 31, 2023, the Company recognized $1,074 and $1,074, respectively, of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $25,599 and $25,599 accretion expenses during the three and nine months ended December 31, 2023, related to the increase in present value of the loan over its term.

BIOTRICITY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

Total interest expense on the above convertible notes, short-term loan and promissory notes was $284,898 and $69,930 for the three months ended December 31, 2023 and 2022, respectively, and $689,493 and $126,574 during the nine months ended December 31, 2023 and 2022, respectively.

Total accretion expenses on the above convertible notes, short-term loan and promissory notes were $370,755 and Nil for the three months ended December 31, 2023 and 2022, respectively, and $1,421,729 and Nil during the nine months ended December 31, 2023 and 2022, respectively.

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000.

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

Total costs directly in connection to the loan and fair value of warrants were in the amount of $1,042,149, and such costs were accounted as debt discount and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. For the three months ended December 31, 2023 and 2022, the amortization of debt discount expense was $51,950 and $51,061, respectively, and $154,616 and $151,971 during the nine months ended December 31, 2023 and 2022, respectively.

Total interest expense on the term loan for the three months ended December 31, 2023 and 2022 was $496,952 and $389,662, respectively, and $1,489,764 and $1,054,166 during the nine months ended December 31, 2023 and 2022, respectively. During November 2022, the unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

The Company had accrued interest payable of $455,620 and $239,614, respectively, as of December 31, 2023 and March 31, 2023.

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

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

In connection with the Credit Agreement, the Company issued 9,590 warrants (as adjusted for the Reverse Split) to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants are accounted as a deduction from liability as well as a credit into additional paid-in capital, and amortized using the effective interest method.

At December 31, 2023, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

7. FEDERALLY GUARANTEED LOAN

Economic Injury Disaster Loan (“EIDL”)

In April 2020, the Company received $370,900 from the U.S. Small Business Administration (SBA) under the captioned program. The loan has a term of 30 years and an interest rate of 3.75% per annum, without the requirement for payment in the first 12 months. The Company may prepay the loan without penalty at will.

In May 2021, the Company received an additional $499,900 from the SBA under the same terms.

As of December 31, 2023, the Company recorded accrued interest of $35,846 for the EIDL loan (March 31, 2023: $65,247).

Interest expense on the above loan was $8,231 and $8,230 for the three months ended December 31, 2023 and 2022, respectively, and $24,603 and $24,602 for the nine months ended December 31, 2023 and 2022, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the series A and series B preferred shares instruments, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the nine months ended December 31, 2023 and 2022:

	2023	2022
	$	$
Derivative liabilities, beginning of period	759,065	352,402
Derivative liabilities recognized pursuant to issuance of Series B preferred shares (Note 9)	642,417	—
Change in fair value of derivatives during period	(142,830)	442,309
Reduction due to preferred shares converted	(119,359)	(53,036)
Derivative liabilities, end of period	1,139,293	741,675

The lattice methodology was used to value the derivative components, using the following assumptions during the nine months ended December 31, 2023 and 2022:

	2023	2022
Dividend yield (%)	12	12
Risk-free rate for term (%)	4.7 – 13.7	2.1 – 4.4
Volatility (%)	71.9 – 119.1	85.4 – 102
Remaining terms (Years)	0.25 – 2.01	1 – 3.01
Stock price ($ per share)	0.64 – 3.82	0.45 – 10.62

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the nine months ended December 31, 2023 and 2022:

	2023	2022
	$	$

Balance beginning of period – March 31	1,008,216	520,747
New Issuance	1,224,933	—
Conversion to common shares	(39,089)	(192,794)
Change in fair value of derivative liabilities	386,845	27,662
End of derivative treatment	(1,652,572)	(17,979)
Convertible note modification	—	(53,402)
Balance end of period – December 31	928,333	351,719

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the six months ended December 31, 2023 and 2022, using the following assumptions:

	2023	2022
Risk-free rate for term (%)	4.2 – 5.3	4.4 – 4.4
Volatility (%)	76.2 – 126.6	94 – 102
Remaining terms (Years)	0.25 – 1.49	1 – 1
Stock price ($ per share)	0.46 – 3.04	0.45 – 0.45

9. STOCKHOLDERS’ DEFICIENCY AND MEZZANINE EQUITY

(a) Authorized and Issued Stock

As at December 31, 2023, the Company is authorized to issue 125,000,000 (March 31, 2023 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2023 – 10,000,000) shares of preferred stock ($0.001 par value), of which 20,000 (March 31, 2023 – 20,000) are designated shares of Series A preferred stock ($0.001 par value) and 600 (March 31, 2023 – nil) are designated shares of Series B preferred stock ($0.001 par value).

At December 31, 2023, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 9,419,629 (March 31, 2023 – 8,752,505) shares; these were comprised of 9,258,957 (March 31, 2023 – 8,508,052) shares of common stock and 160,672 (March 31, 2023 – 244,458) exchangeable shares. At December 31, 2023, there were 6,304 shares of Series A Preferred Stock that were issued and outstanding (March 31, 2023 – 6,304) and there were 180 shares of Series B Preferred Stock that were issued and outstanding (March 31, 2023 – nil). Lastly, there is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at December 31, 2023 and March 31, 2023.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of December 31, 2023 and March 31, 2023 was 6,304.

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

Company Redemption

The Company may redeem all or part of the outstanding Series A Preferred Stock after one year from the date of issuance by paying an amount equal to the aggregate Purchase Price paid, adjusted for any reduction in Series A Preferred Stock holding, multiplied by 110% plus accrued dividends.

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

DECEMBER 31, 2023 (Unaudited)

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

During the three months ended December 31, 2023, 40 Series B preferred shares were converted into 562,251 common shares. As a result of the conversion, the Company removed $228,727 related to the book value of mezzanine equity for the shares converted. The Company removed $119,359 related to the fair value of derivative liabilities related to the shares converted. The Company recognized corresponding credits common share par value and paid in capital.

A roll-forward of activity is presented below for the nine months ended December 31, 2023:

2023
$
Balance beginning of period – March 31	—
Net proceeds received pursuant to the issuance of preferred shares	1,900,000
Recognition of derivative liabilities (Note 8)	(642,417)
Conversion into common shares	(228,727)
Balance end of period – December 31	1,028,856

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

(d) Common share issuances

Issuances during the nine months ended December 31, 2023

The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying a 3% placement fee and other issuance expenses. In addition, 20,846 shares of common stock were issued to existing holders as a result of rounding to the nearest whole share, which was required at the time of executing the Reverse Split.

In addition, the Company issued 47,125 common shares for services received with a fair value of $45,947 which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

Issuances during the nine months ended December 31, 2022

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

During the three months ended December 31, 2022, the Company issued 39,808 common shares in connection with the conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $207,002 that composed of face value of convertible promissory notes in amount of $153,600 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $53,402. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $211,602. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $4,600 and was recorded as loss on conversion of convertible promissory notes in condensed consolidated statements of operations and comprehensive loss.

In addition, the Company issued 17,544 common shares for services received with a fair value of $112,631 which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

(e) Common shares to be issued

Activity during the nine months ended December 31, 2023

None.

Activity during the nine months ended December 31, 2022

During the nine months ended December 31, 2022, the Company issued 17,544 in satisfaction of its obligation of shares to be issued, and moved $77,300 out of the shares to be issued account into the additional paid in capital account.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

(f) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the nine months ended December 31, 2023

During the three months ended December 31, 2023, the Company issued 868,098 note holder warrants and 69,062 placement agent warrants related to the final closing of Series C convertible notes (Note 5). These warrants relate to Series C Convertible Notes. Prior to the final closing date (October 23, 2023) of Series C Convertible Notes, the Company determined that the obligations to issue note holder warrants and placement agent warrants represented a derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities. Subsequently, the exercise price of all warrants was concluded and locked to $4.18 and $2.09, respectively, for the note holder and placement agent warrants, as of the final closing date October 23, 2023. Since the exercise price was no longer a variable, the Company concluded that the note holder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of October 23, 2023 and then transferred to equity (collectively, “End of warrants derivative treatment”). The warrants were therefore recognized with a reduction of $1,652,572 against the derivative liability and a corresponding credit against paid in capital.

Warrant exercises and issuances during the nine months ended December 31, 2022

During the three months ended June 30, 2022, the Company issued 8,972 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair-valued at $77,414, and recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital.

During the three months ended September 30, 2022, the Company issued 19,714 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The warrant expenses were fair-valued at $77,332, and recognized as general and administrative expenses, with a corresponding credit to additional paid-in capital.

During the three months ended December 31, 2022, the Company issued 36,464 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The fair value of the warrants at issuance was $77,780 and was recognized as a general and administrative expense, with a corresponding credit to additional paid-in capital. In addition, the Company added 52,083 warrants to its outstanding warrant schedule in connection with warrants issued to Series B convertible note holders. This has no impact on paid-in capital as the fair value of warrants was already accounted for as part of the original Series B convertible note issuance accounting entries. Lastly, the Company extinguished and exchanged 51,101 warrants for promissory notes [Note 5] that resulted in an adjustment to additional paid-in capital in the amount of $71,768.

Warrant activity during the nine months ended December 31, 2023 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2023	139,865	279,341	888,277	1,307,483
Expired/cancelled	—	(25,347)	—	(25,347)
Exercised	—	—	—	—
Issued	69,062	—	868,029	937,091
As at December 31, 2023	208,927	253,994	1,756,306	2,219,227
Exercise Price	$2.09 to $37.56	$2.69 to $14.40	$6.36 to $9.00
Expiration Date	August 2026 to October 2033	December 2028 to December 2032	January 2024 to October 2024

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

During the three months ended December 31, 2023 and 2022, the Company granted no new stock options, and granted 3,585 and 2,325 during the nine months ended December 2023 and 2022, respectively. The Company recorded stock-based compensation of $170,140 and $63,125 during the three months ended December 31, 2023 and 2022, respectively, and $ 544,655 and $363,372 during the nine months ended December 31, 2023 and 2022, respectively, in connection with the Plan under selling, general and administrative expenses with corresponding credit to additional paid in capital. The amount of vested stock options outstanding as of December 31, 2023 and March 31, 2023 was 1,043,488 and 960,521, respectively.

The following table summarizes the stock option activities during the nine months ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2023	1,264,890	$9.29
Granted	3,585	$2.79
Exercised	—	$—
Expired/Forfeited	(28,214)	$7.80
Outstanding at December 31, 2023	1,240,261	$9.32

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective nine month periods ended December 31:

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

There were no issuances under either the 2023 Plan or the ESPP as of December 31, 2023.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

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

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied was 11.4% as of December 31, 2023 and March 31, 2023. The weighted average remaining lease term as of December 31, 2023 and March 31, 2023 was 2.9 years and 2.5 years, respectively.

	2023	2022
Right of Use Asset	$	$
Beginning balance at March 31	1,587,492	1,242,700
New leases	—	685,099
Amortization	(271,357)	(255,146)
Ending balance at December 31	1,316,135	1,672,653

	2023	2022
Lease Liability	$	$
Beginning balance at March 31	1,722,095	1,330,338
New leases	—	685,099
Repayment and interest accretion, net	(261,072)	(231,533)
Ending balance at December 31	1,461,023	1,783,904

	December 31, 2023	March 31, 2023
Lease Liability	$	$
Current portion of operating lease liability	409,702	335,608
Noncurrent portion of operating lease liability	1,051,321	1,386,487

The operating lease expense was $140,759 and $53,286 for the three months ended December 31, 2023 and 2022, respectively, and $420,251 and $264,738 during the nine months ended December 31, 2023 and 2022, respectively, and is included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to 394,214 and $230,076 during the nine months periods ending December 31, 2023 and 2022, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as of December 31, 2023:

Calendar year	$
2024	552,293
2025	600,288
2026	565,359
Total undiscounted lease liability	1,717,940
Less imputed interest	(256,917)
Total	1,461,023

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (Unaudited)

(Expressed in US dollars)

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at December 31, 2023 or March 31, 2023 and, consequently, no provision for such has been recognized in the condensed consolidated financial statements.

12. PROPERTY AND EQUIPMENT

During the three and nine months ended December 31, 2023 and 2022, the Company did not purchase any property and equipment. The Company recognized depreciation expense for these assets in the amount of $1,489 during the three months ended December 31, 2023 and 2022, and $4,465 during the nine months ended December 2023 and 2022.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2023	16,839	12,928	29,767
Additions	—	—	—
Disposals	—	—	—
Balance at December 31, 2023	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2023	4,675	3,586	8,261
Depreciation for the period	2,526	1,939	4,465
Disposals	—	—	—
Balance at December 31, 2023	7,201	5,525	12,726

Net book value
Balance at March 31, 2023	12,164	9,342	21,506
Balance at December 31, 2023	9,638	7,403	17,041

13. OTHER (EXPENSE) INCOME

During the three months ended December 31, 2023 and 2022, we recognized $11,004 of other income compared to $119,880 other expense, respectively. During the nine months ended December 31, 2023 and 2022, we recognized $118,941 other expense compared to $116,989 other expense, respectively.

During the three and nine months ended December 31, Other (expense) income is comprised of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	$	$	$	$
Financing income contained in our revenue contracts	11,004	6,278	40,220	9,169
Expense from note modifications	—	(126,158)	(59,161)	(126,158)
Transaction expense on the Series B preferred share issuance	—	—	(100,000)	—
Other (expense) income	11,004	(119,880)	(118,941)	(116,989)

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from January 1 to February 20, 2024, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●	During January 2024, the Company issued a further $114,303 (face value) convertible notes to an investor. The notes mature one year from the issue date of and accrue interest at 10% per annum.
●	During February 2024, the Company borrowed $665,000 against $844,200 in future receipts, as a a short-term bridge loan with a collateralized merchant finance company.
●	During February 2024, the Company borrowed $205,000 in unsecured promissory notes, with a one-year term and an interest rate of 10%.

BIOTRICITY INC.

FORM 10-Q

DECEMBER 31, 2023

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

Company Overview

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We first focused on a segment of the ambulatory diagnostic cardiac market, otherwise known as COM, while also providing the capability to perform all type of ambulatory cardiac studies.

We developed our FDA-cleared Bioflux® COM technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2021 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, the Company announced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance its ecosystem, in 2022, the Company announced the launch of its Biotres Cardiac Monitoring Device (“Biotres”), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. We have since expanded our sales efforts to 35 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

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

Full market release of the Bioflux COM device for commercialization launched in April 2019, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. By increasing our sales force and geographic footprint, we had launched sales in 33 U.S. states by December 31, 2023.

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

In October 2022, the Company launched its Biocare Cardiac Disease Management Solution, after successfully piloting this technology in two facilities that provide cardiac care to more than 60,000 patients. This technology and other consumer technologies and applications such as the Biokit and Biocare have been developed to allow the Company to transform and use its strong cardiac footprint to expand into remote chronic care management solutions that will be part of the BioSphere. The technology puts actionable data into the hands of physicians in order to assist them in making effective treatment decisions quickly. During March 2023, the Company launched its patient-facing Biocare app on Android and Apple app stores; this further allows the Company to expand its footprint in providing full-cycle chronic care management solutions to its clinic and patient network. In January 2024, the Company appointed Dr. Fareeha Siddiqui, a scientist and expert in community health and diagnostics, to the position of VP of Healthcare to spearhead the roll-out and adoption of Biocare to existing and new customers. This has the potential for being a significant business for us in 2026 and beyond.

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

As a result of providing its Bioflux and Biotres products, Biotricity has monitored over two billion heartbeats for atrial fibrillation (afib), a leading cause of strokes. Over the past two years, these efforts have benefited over 28,000 patients diagnosed with afib, by providing them with the prospect of earlier medical intervention – which also produces significant healthcare savings to patients and the healthcare system.

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

The Company has relationships with the strongest hospital Group Purchasing Organizations (GPO’s) in the United States, which we anticipate will translate into an ability to sell to over 80% of US hospitals. We expect this to positively impact revenue growth in future quarters.

Our technology is globally useful; cardiac disease is the number one chronic care condition across the globe. We have recently made inroads or received approvals from the regulatory bodies of other countries that will allow us to sell in another jurisdictions. These sets us up for new initiatives we intend to move on in 2026.

From a market perspective, increasing interest and demand continue to drive the adoption of our suite of products, which are focused on chronic cardiac disease prevention and management. Our efforts in commercialization and development have yielded tremendous progress in remote monitoring solutions for diagnostic and post-diagnostic products.

Recent Developments

Subscription Agreement

On October 31, 2023, we entered into a subscription agreement (the “Agreement”) pursuant to which we issued an unsecured convertible preferred note (the “Note”) in the principal amount of $1,000,000 to an investor (“Investor”). The Note bears interest at a rate of 12% per annum, paid in cash monthly. The Note matures on the earlier of 18 months or if there is more than one closing, the 18-month anniversary of the last closing date of the offering (the “Maturity Date”).

The Note and accrued interest may be prepaid by us in whole or in part in cash or by a conversion, mutually consented to by us and the Investor, at a price that is equal to a 15% discount to the 10-day VWAP of our Common Stock. The Investor may, at its option, convert all of the outstanding balance and accrued interest on the Note, at any time subsequent to the consummation of a Qualified Financing through to earlier of the Early Payout Date or the Maturity Date, as such terms are defined in the Note, at a conversion price equal to a 20% discount to the lesser of (i) the actual price paid for the securities issued in the Qualified Financing or (ii) if there is no Qualified Financing as of the Maturity Date, by mutual consent and election of us and the Investor, at a 15% discount to the average VWAP for ten (10) consecutive trading days immediately prior to the Maturity Date.

The Note includes standard Events of Default, including, but not limited to: (i) failure to issue and deliver shares upon conversion, (ii) default in the payment of principal or interest, when same is due, (iii) the entry of a decree or order adjudging us as bankrupt or insolvent; or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of us, or appointing a receiver, liquidator, assignee, trustee or sequestrator (or other similar official) of us or of any substantial part of our property, or ordering the winding-up or liquidation of our affairs, and the continuance of any such decree or order unstayed and in effect for a period of 60 days; or (iv) our institution of proceedings to be adjudicated as bankrupt or insolvent, or the consent by us to the institution of bankruptcy or insolvency proceedings against us, or the filing by us of a petition or answer or consent seeking reorganization or relief under the Federal Bankruptcy Code or any other applicable federal or state law.

Nasdaq Listing

On August 4, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq granted us 180 calendar days, or until January 29, 2024 (the “Compliance Date”), to regain compliance with the MVLS Requirement.

On January 30, 2024, we received a delisting determination letter (the “Letter”) from the Staff advising us that the Staff had determined that we did not regain compliance with the MVLS Requirement by the Compliance Date because our MVLS did not close at or above $35 million for a minimum of 10 consecutive business days prior to the Compliance Date. As a result, trading of our Common Stock on the Nasdaq Capital Market was subject to suspension at the opening of business on February 8, 2024, and a Form 25-NSE would have been filed with the SEC to remove our securities from listing and registration on the Nasdaq Stock Market unless we requested an appeal of the Staff’s determination.

On February 6, 2024, we submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s delisting determination. The hearing request has stayed the suspension of our securities and the filing of a Form 25-NSE pending the Panel’s decision. At the hearing, we intend to present a plan to regain compliance with the MVLS Requirement.

Results of Operations

Three Months Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended December 31, 2023 and 2022.

	For the three months ended December 31,
	2023	2022	Period to Period Change
Revenue	$2,972,972	$2,459,181	$513,791
Cost of revenue	804,986	1,057,215	(252,229)
Gross profit	2,167,986	1,401,966	766,020
Gross Margin	72.9%	57.0%

Operating expenses:
Selling, general and administrative	2,996,804	4,363,964	(1,367,160)
Research and development	452,956	876,460	(423,504)
Total operating expenses	3,449,760	5,240,424	(1,790,664)
Loss from operations	(1,281,774)	(3,838,458)	2,556,684

Interest expense	(790,080)	(413,402)	(376,678)
Accretion and amortization expenses	(422,706)	(51,061)	(371,645)
Change in fair value of derivative liabilities	(326,683)	(99,705)	(226,978)
Gain (loss) upon convertible promissory note conversion and redemption	2,148	5,391	(3,243)
Other (expense) income, net	11,004	(119,880)	130,884
Net loss before income taxes	(2,808,091)	(4,517,115)	1,709,024
Income taxes	—	—	—
Net loss before dividends	$(2,808,091)	$(4,517,115)	$1,709,024

The results for the three months ended December 31, 2023, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 35 U.S. states. The Company earned combined device sales and technology fee income totaling $2.97 million during the three months ended December 31, 2023 – 20.9% growth in revenue over the $2.46 million earned in the prior year comparable quarter. During the last two quarters, we have also focused on improving the quality of our earnings by converting existing business to our subscription revenue model from a per use model and have directed the vast majority of our new business in that same subscription model.

Technology fees increased to $2.78 million during the three months ended December 31, 2023, which is a 23.4% increase over the corresponding three-month period of the prior year. The majority of these fees are recurring, and their growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use.

Device sales comprised 6.5% of our total revenue, or $193 thousand for the three-month period ended December 31, 2023. This period was the highest selling device quarter reported to-date. These device sales will positively impact technology fee subscription revenues in the next quarter and beyond. Device sales achieved and the revenues reported should be seen in the context of the fact that they occurred in a traditionally low selling quarter, which included thanksgiving and Christmas vacation periods, when we would have also expected lower usage-based revenues.

Gross profit percentage was 73% for the three months ended December 31, 2023, as compared to 57% in the corresponding prior year quarter. This increase in gross margin can primarily be attributed to improved margins on technology fees. Gross margin on technology fees stayed consistently above 70%. The company gained efficiencies in using AI for workflow automation and continued improving its revenue mix where technology fees are expected to comprise an increasing proportion of revenue. We anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 94.3% of total revenue for the three-month period ended December 31, 2023.

Operating Expenses

Total operating expenses for the three months ended December 31, 2023 were $3.45 million as compared to $5.24 million for the three months ended December 31, 2022. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the three months ended December 31, 2023 was $3 million, compared to approximately $4.36 million during the three months ended December 31, 2022, a 31.3% reduction. Despite our increased sales efforts and the resulting revenue growth, we reduced total selling, general and administrative expenses by $1.37 million during the three months ended December 31, 2023 when compared to the comparable prior year quarter period primarily due to a revised focus on using our outside sales force to engage new business, while using less expensive inside sales personnel to support existing business. We have also increased our focus on monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the three months ended December 31, 2023 we recorded research and development expenses of $0.45 million, compared to $0.88 million incurred for three months ended December 31, 2022. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended December 31, 2023 and 2022, we incurred interest expenses of $0.79 million and $0.41 million, respectively. The increase in interest expenses during the current period was primarily the result of increases in borrowings outstanding and variable market interest rates.

Accretion and amortization expenses

For the three months ended December 31, 2023 and 2022, we incurred accretion expenses of $0.42 million and $51 thousand, respectively. The increase in the current period was largely the result of debt discount amortization related to new convertible notes entered towards the end of the prior fiscal year.

Change in fair value of derivative liabilities

For the three months ended December 31, 2023 and 2022, we recognized a loss of $0.33 million and $99.7 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our equity fair value coupled with the timing of anticipated settlement events.

Gain (loss) upon convertible promissory notes conversion and redemption

During the three months ended December 31, 2023 and 2022, we recorded a gain of $2 thousand versus a gain of $5 thousand, respectively, related to the redemption or conversion of our convertible promissory notes. The change of gain upon convertible notes conversion was the result of decreased volumes of conversions and redemptions in the current period as compared to the comparable period in the prior year.

Other (expense) income, net

During the three months ended December 31, 2023 and 2022, we recognized $11 thousand of net other income compared to $120 thousand net other expense, respectively. Other (expense) income, net comprises of non-operating costs from note modifications and financing income contained in our revenue contracts.

Net loss attributed to common stockholders

As a result of the foregoing, the net loss attributable to common stockholders for the three months ended December 31, 2023 was $2.80 million compared to a net loss of $4.75 million during the comparable quarter in the prior year. This represents a 37.9% year-over-year reduction in net loss, and a reduction in loss per share to $0.124 from $0.434 for the three-month period ended December 31, 2022.

This improved result was reported despite some mitigating factors that include the increased expenses associated with necessary infrastructure growth and rising variable interest rates, which impact short term notes and our term debt, resulting in a year-over-year increase of $377 thousand in interest that impacted this quarter.

Nine Months Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the nine months ended December 31, 2023 and 2022.

	For the nine months ended December 31,
	2023	2022	Period to Period Change
Revenue	$8,885,034	$6,896,622	$1,988,412
Cost of revenue	2,801,066	2,989,290	(188,224)
Gross profit	6,083,968	3,907,332	2,176,636
Gross Margin	68.5%	56.7%

Operating expenses:
Selling, general and administrative	10,004,350	13,336,888	(3,332,538)
Research and development	1,863,551	2,526,550	(662,999)
Total operating expenses	11,867,901	15,863,438	(3,995,537)
Loss from operations	(5,783,933)	(11,956,106)	6,172,173

Interest expense	(2,203,860)	(1,205,342)	(998,518)
Accretion and amortization expenses	(1,576,345)	(151,970)	(1,424,375)
Change in fair value of derivative liabilities	(244,014)	(469,971)	225,957
Gain (loss) upon convertible promissory note conversion and redemption	15,280	(85,537)	100,817
Other income (expense)	(118,941)	(116,989)	(1,952)
Net loss before income taxes	(9,911,813)	(13,985,915)	4,077,102
Income taxes	—	—	—
Net loss before dividends	$(9,911,813)	$(13,985,915)	$4,077,102

The results for the nine months ended December 31, 2023, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 35 U.S. states. The Company earned combined device sales and technology fee income totaling $8.89 million during the nine months ended December 31, 2023 – 28.8% growth in revenue over the $6.90 million earned in the prior comparable period.

Technology fees increased to $8.28 million during the nine months ended December 31, 2023, which is a 32.7% increase over the corresponding nine month period of the prior year. The majority of these fees are recurring, and their growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 6.8% of our total revenue, or $0.60 million for the nine month period ended December 31, 2023. Gross profit percentage was 68.5% for the nine months ended December 31, 2023, as compared to 56.7% in the corresponding prior year period. This increase in gross margin can primarily be attributed to improved margins on technology fees. Given consistent gross margin on technology fees above 70%, and efficiencies gained in using AI in operational automation as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 93.2% of total revenue for the nine-month period ended December 31, 2023.

Operating Expenses

Total operating expenses for the nine months ended December 31, 2023, were $11.87 million as compared to $15.86 million for the nine months ended December 31, 2022. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the nine months ended December 31, 2023 was $10 million, compared to approximately $13.34 million during the nine months ended December 31, 2022 – a 25.0% reduction. Despite our increased sales efforts and the resulting revenue growth, we reduced total selling, general and administrative expenses by $3.37 million for the fiscal quarter ended December 31, 2023 when compared to the comparable prior year period primarily due to increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the nine months ended December 31, 2023 we recorded research and development expenses of $1.86 million, compared to $2.53 million incurred for nine months ended December 31, 2022. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the nine months ended December 31, 2023 and 2022, we incurred interest expenses of $2.20 million and $1.21 million, respectively. The increase in interest expense during the current period was primarily the result of increase in borrowings outstanding and market interest rates.

Accretion and amortization expenses

For the nine months ended December 31, 2023 and 2022, we incurred accretion expenses of $1.58 million and $0.15 million, respectively. The increase in the current period was a result of debt discount amortization related largely to new convertible notes entered towards the end of the prior fiscal year.

Change in fair value of derivative liabilities

For the nine months ended December 31, 2023 and 2022, we recognized a loss of $0.24 million versus a loss of $0.47 million, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our equity fair value coupled with the timing of anticipated settlement events.

Gain (loss) upon convertible promissory notes conversion and redemption

During the nine months ended December 31, 2023 and 2022, we recorded a gain of $15 thousand versus a loss of $86 thousand, respectively, related to the redemption or conversion of our convertible promissory notes. The change of loss upon conversion upon convertible notes conversion was largely the result of decreased volumes of conversions and redemptions in the current quarter as compared to the comparable quarter in the prior year.

Other (expense) income, net

During the nine months ended December 31, 2023 and 2022, we recognized $119 thousand net other expense compared to $117 thousand, respectively. Other (expense) income, net comprises of non-operating costs from note modifications, transaction expense on the Series B preferred share issuance and financing income contained in our revenue contracts.

Net loss attributed to common stockholders

As a result of the foregoing, the net loss attributable to common stockholders for the nine months ended December 31, 2023 was $10.53 million compared to a net loss of $14.68 million during the comparable period in the prior year. This represents a 28.3% year-over-year reduction in net loss, and a reduction in loss per share to $1.191 from $1.699 for the nine-month period ended December 31, 2022.

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

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: other income and expense, net, as well as the effect of special items that related to one-time, non-recurring expenditures or expenditures that do not reduce operating cash flows. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis, and are an important indicator to management of its progress towards achieving operational cash flow break-even and profitability. See notes in the table below for additional information regarding special items. The table below demonstrates significant reductions in quarterly negative EBITDA of $2.46 million from the corresponding three-month period a year earlier, and a reduction of $6.50 million from the corresponding prior year nine month period ended December 31, 2022. This resulted from management’s consistent effort to grow the recurring technology fee revenue base, while controlling administrative costs and reducing the costs associated with selling its services and processing the provision of those to customers. Management believes that they have achieved these results by continuous improvement to their technology, including thru the implementation of AI, operationally.

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

EBITDA and Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	$	$	$	$
Net loss attributable to common stockholders	(3,045,995)	(4,747,489)	(10,528,856)	(14,676,245)
Add:
Provision for income taxes	—	—	—	—
Interest expense	790,080	413,402	2,203,860	1,205,342
Accretion and amortization expense (1)	424,194	52,550	1,580,810	156,435
Preferred stock dividends	237,904	230,374	617,043	690,330
EBITDA	(1,593,817)	(4,051,163)	(6,127,143)	(12,624,138)

Add (Less)
Stock-based compensation	170,140	63,125	544,655	365,653
(Gain) loss expense related to convertible note conversion and redemption (2)	(2,148)	(5,391)	(15,280)	85,537
Fair value change on derivative liabilities (3)	326,683	99,705	244,014	469,971
Other expense (income) (4)	(11,004)	119,880	118,941	116,989
Adjusted EBITDA	(1,110,146)	(3,773,844)	(5,234,813)	(11,585,988)

Weighted average number of common shares outstanding	8,979,430	8,690,506	8,842,890	8,635,900
Adjusted Loss per Share, Basic and Diluted	(0.124)	(0.434)	(0.592)	(1.342)

(1) This relates to recognition of accretion expenses related to the debt discount balances on notes, as well as fixed asset depreciation expense.

(2) This relates to one-time recognition of expenses (gains) related to our financing transactions.

(3) Fair value changes on derivative liabilities corresponds to changes in the underlying stock value and thus does not reflect our day to day operations

(4) Loss from note and warrant modifications and other financing transactions that do not reflect the Company’s core operating activities.

Translation Adjustment

Translation adjustment for the three and nine months ended December 31, 2023 was a loss of $0.20 million and $99.1 thousand, respectively, versus a loss of $73 thousand and a gain of $0.62 million during the three and nine months ended December 31, 2022, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity or debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at December 31, 2023, has an accumulated deficit of $122.54 million. On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On December 31, 2023, the Company has a working capital deficit of $14.69 million. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement.

On December 31, 2023, we had cash deposits in the aggregate of approximately $85 thousand.

The Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated financial statements.

During the fiscal year ended March 31, 2022, the Company raised $499,900 through government EIDL loan. The Company also raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. The Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loans. In connection with this loan, the Company and Lender entered into a Guarantee and Collateral Agreement, as well as an Intellectual Property Security Agreement, wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets, as well as secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders. The Company also raised convertible notes, net of redemptions of $2,355,318 from various lenders.

During the nine months ended December 31, 2023, the Company raised additional convertible notes from various lenders of approximately $2.2 million net of issuance costs. In addition, the Company raised additional short-term loans and promissory notes, net of repayments, of $0.7 million from various lenders. Lastly, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”), at a purchase price of $9,090.91 per share of Series B Preferred Stock, or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000 for the Series B Preferred Stock. Shares of Series B Preferred Stock and shares of common stock of the Company that are issuable upon conversion of, or as dividends on, the Series B Preferred Stock were offered and were issued pursuant to the Prospectus Supplement, filed September 19, 2023, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333-255544) filed with the Securities and Exchange Commission on April 27, 2021, and declared effective May 4, 2021.

As we proceed with the commercialization of the Bioflux, Biotres and Biocare products and continue their development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

We expect to require additional funds to further develop our business plan, including the continuous commercialization and expansion of the technologies that will form part of its BioSphere eco-system. Based on the current known facts and assumptions, we believe our existing cash and cash equivalents, access to funding sources, along with anticipated near-term debt and equity financings, will be sufficient to meet our needs for the next twelve months from the filing date of this report. We intend to seek and opportunistically acquire additional debt or equity capital to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. The terms of our future financing may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. There can be no assurance we will be able to raise this additional capital on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to modify our operating plan and otherwise curtail or slow the pace of development and commercialization of our proposed product lines.

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(5,528,119)	$(11,669,667)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	4,953,181	4,119
Net increase (decrease) in cash	$(574,938)	$(11,665,548)

Net Cash Used in Operating Activities

During the nine months ended December 31, 2023, we used cash in operating activities in the amount of $5.53 million. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

During the nine months ended December 31, 2022, we used cash in operating activities of $11.7 million. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil during the nine months ended December 31, 2023 and 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.95 million as compared to $4 thousand during the nine months ended December 31, 2023 and 2022, respectively.

For the nine months ended December 31, 2023, the net cash provided by financing activities related primarily to net proceeds attributed to the issuance of Series B preferred stock in the amount of $1.9 million, the issuance of convertible notes in the amount of $2.3 million and the issuance of short term loans and promissory notes in the amount of approximately $1.4 million, net of repayments. Lastly, we issued common stock resulting in $0.1 million of net proceeds.

For the nine months ended December 31, 2022, the net cash provided by financing activities related primarily to net proceeds attributed to short term loans and promissory notes in the amount of 1.89 million. This was largely offset by the redemption of preferred stock in the amount of $0.9 million and the payment of preferred stock dividends in the amount of $0.94 million.

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

During the three and nine months ended December 31, 2023, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K filed on June 29, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended December 31 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February 2024.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

