Form 10-K
period 2024-03-31
BIOTRICITY INC.
filed 2024-06-27
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56074

BIOTRICITY INC.

(Exact name of registrant as specified in its charter)

nevada	30-0983531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

203 Redwood Shores Parkway, Suite 600
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $16,344,389.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 25, 2024, was 21,484,396 (not including 160,672 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2024

PART I

ITEM 1. BUSINESS

Biotricity Inc. (the “Company”, “Biotricity”, “we”, “us”, “our”) is a medical technology company focused on biometric data monitoring solutions. Our aim is to deliver innovative, remote monitoring solutions to the medical, healthcare, and consumer markets, with a focus on diagnostic and post-diagnostic solutions for lifestyle and chronic illnesses. We approach the diagnostic side of remote patient monitoring by applying innovation within existing business models where reimbursement is established. We believe this approach reduces the risk associated with traditional medical device development and accelerates the path to revenue. In post-diagnostic markets, we intend to apply medical grade biometrics to enable consumers to self-manage, thereby driving patient compliance and reducing healthcare costs. We first focused on a segment of the ambulatory diagnostic cardiac outpatient market, otherwise known as Mobile Cardiac Outpatient Monitoring (“COM”), while also providing the capability to perform all types of ambulatory cardiac studies.

We developed our Bioflux® (“Bioflux”) COM technology, which has received clearance from the U.S. Food and Drug Administration (“FDA”), comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, to assess, establish and develop sales processes and market dynamics. Full market release of the Bioflux device for commercialization occurred in April 2019. The fiscal year ended March 31, 2021 marked our first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, we commenced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance our ecosystem, in 2022, we announced the launch of our Biocore Cardiac Monitoring Device (“Biocore”, previously branded as Biotres), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. We have since expanded our sales efforts to 35 states, and intend to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our technological and clinical advantage combined with our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for us, and enables a more efficient market penetration and distribution strategy.

We are a technology company focused on earning utilization-based recurring technology fee revenue. Our ability to grow this type of revenue is predicated on the size and quality of our sales force and their ability to penetrate the market and place devices with clinically focused, repeat users of its cardiac study technology. We plan to grow our sales force to address new markets and achieve sales penetration in the markets currently served.

Our principal executive office is located at 203 Redwood Shores Pkwy Suite 600, Redwood City, California, and our telephone number is (800) 590-4155. Our website address is www.biotricity.com. The information on our website is not part of this Annual Report on Form 10-K.

Commercial History

Full market release of the Bioflux COM device for commercialization launched in April 2019, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. We then expanded our sales force and geographic footprint.

In 2021, we received a 510(k) clearance from the FDA for our Bioflux Software II System, engineered to improve workflows and reduce estimated review time from 5 minutes to 30 seconds. This improvement in review time reduces operational costs and allows us to continue to focus on excellent customer service and industry-leading response times to physicians and their at-risk patients. Additionally, these advances mean we can focus our resources on high-level operations and sales.

During 2021 and the early part of 2022, we also commercially launched our Bioheart technology, which is a consumer technology whose development was forged out of prior the development of the clinical technologies that are already part of our technology ecosystem, the Biosphere. In recognition of our product development, in November 2022, Bioheart received recognition as one of TIME’s Best Inventions of 2022.

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. We continue to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with our technology platform and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. We intend to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse. Our goal is to position ourselves as an all-in-one cardiac diagnostic and disease management solution. We continue to grow our data set of billions of patient heartbeats, allowing us to further develop our predictive capabilities relative to atrial fibrillation and arrythmias.

In January 2022, we received the 510(k) FDA clearance of our Biocore (previously named Biotres) patch solution, which is a novel product in the field of Holter monitoring. This three-lead technology can provide connected Holter monitoring that is designed to produce more accurate arrythmia detection than is typical of competing remote patient monitoring solutions. It is also foundational, since already developed improvements to this technology will follow which are not known by us to be currently available in the market, for clinical and consumer patch solution applications. In October 2023, we launched the cellular version of this device, the Biocore Pro.

In October 2022, we launched Biocare, after successfully piloting this technology in two facilities that provide cardiac care to more than 60,000 patients. This technology and other consumer technologies and applications such as the Biokit and Biocare have been developed to allow us to transform and use our strong cardiac footprint to expand into remote chronic care management solutions that will be part of the Biosphere. The technology puts actionable data into the hands of physicians to assist them in making effective treatment decisions quickly. During March 2023, we launched our patient-facing Biocare app on Android and Apple app stores. This further allows us to expand our footprint in providing full-cycle chronic care management solutions to our clinic and patient network. In January 2024, we appointed Dr. Fareeha Siddiqui, a scientist and expert in community health and diagnostics, to the position of VP of Healthcare to spearhead the roll-out and Biocare adoption to existing and new customers.

We are also developing several other ancillary technologies, which will require application for further FDA clearances, which we anticipate applying for within the next twelve months. Among these are:

●	advanced ECG algorithms and analysis software for further improvements in sensitivity and specificity to analyze and synthesize patient ECG monitoring data with the purpose of distilling it down to the important information that requires clinical intervention, while reducing the amount of human intervention necessary in the process;

●	the Biocore® 2.0, which is the next generation of our award winning Biocore®

We identified the importance of recent developments in accelerating our path to profitability, including the launch of important new products identified, which have a ready market through cross-selling to existing large customer clinics, and large new distribution partnerships that allow us to sell into large hospital networks.

Additionally, in September 2022, we were awarded a NIH Grant from the National Heart, Blood, and Lung Institute for AI-Enabled real-time monitoring, and predictive analytics for stroke due to chronic kidney failure. This is a significant achievement that broadens our technology platform’s disease space demographic. The grant focuses on Bioflux-AI as an innovative system for real-time monitoring and prediction of stroke episodes in chronic kidney disease patients. We received $238,703 under this award in March 2023, which we used to defray research and development and other associated costs.

Our mission is to innovate and create transformative healthcare products while ensuring financial discipline, to drive margin and revenue growth to deliver value creation for our investors. Our commitment to innovation means that we harness data intelligently to explore novel avenues for enhancing healthcare outcomes. Through cutting-edge research and development, we believe we are redefining medical diagnostics and patient care and innovating new AI-driven solutions.

As a result of providing our Bioflux and Biocore products, Biotricity has monitored well over two billion heartbeats for atrial fibrillation (afib), a leading cause of strokes. Over the past two years, these efforts have benefited over 28,000 patients diagnosed with afib, by providing them with the prospect of earlier medical intervention – which also produces significant healthcare savings to patients and the healthcare system.

We are expanding our AI technology development in remote cardiac care, leveraging proprietary AI technology to provide a suite of predictive monitoring tools to enhance new disease profiling, improve patient management, and revolutionize the healthcare industry for disease prevention.

We have also strengthened relationships with Amazon and Google. The healthcare AI market opportunity is projected to grow to $208.2 billion by 2030 according to Grand View Research. We have already established a strong foothold, having already built a powerful proprietary cardiac AI model that combines Google’s TensorFlow, AWS infrastructure, big data and a continuous learning engine. This combination allows us to rapidly improve our cardiac technology. In the near future, we believe the capabilities of our cardiac AI model will allow us to support healthcare professionals in handling exponentially more patients while identifying the most critical data. This will enable healthcare workers to elevate the quality of care while serving a larger number of patients. As growing patient numbers further stress the shortage of healthcare professionals, our technology could help alleviate this pressing issue. We have engineered our technology to not only improve patient care and outcomes, but to do so in a manner that supports more patients. This has led to increasing sales of our remote cardiac monitoring devices and the ramp-up of our subscription-based service, increasing our recurring revenue over the past few quarters and charting a clear path to profitability.

From a market perspective, increasing interest and demand continue to drive the adoption of our suite of products, which are focused on chronic cardiac disease prevention and management. Our efforts in commercialization and development have yielded tremendous progress in remote monitoring solutions for diagnostic and post-diagnostic products.

Market Overview

Chronic diseases are the number one burden on the healthcare system, driving up costs year over year. Lifestyle related illnesses such as obesity and hypertension are the top contributing factors of chronic conditions including diabetes and heart disease. Government and healthcare organizations are focused on driving costs down by shifting to evidence-based healthcare where individuals, especially those suffering from chronic illnesses, engage in self-management. This has led to growth in the connected health market, which according to an October 2023 report by MarketUs is projected to reach $150 billion by 2024 at a compound annual growth rate (CAGR) of 25%.

According to the American Heart Association, the number one cost to the healthcare system is cardiovascular disease, estimated by the CDC Foundation to be responsible for 1 in every 6 healthcare dollars spent in the US. Since cardiovascular disease is the number one cause of death worldwide, early detection, diagnosis, and management of chronic cardiac conditions are necessary to relieve the increasing burden on the healthcare infrastructure. Diagnostic tests such as ECGs are used to detect, diagnose and track certain types of cardiovascular conditions. We believe that the rise of lifestyle related illnesses associated with heart disease has created a need to develop cost-effective diagnostic solutions to fill a hole in the current ECG market. These solutions will not only deliver faster and earlier diagnoses but also build the foundation for disease management, supporting the transition from diagnosis to disease management.

A report by Grand View Research projects that the global ECG equipment market will grow at a CAGR of 6.5% from 2023 to 2030, with the US market valued at $2.01 billion in 2022. The factors driving this market include an aging population, an increase in chronic diseases related to lifestyle choices, improved technology in diagnostic ECG devices, and high growth rates of ECG device sales.

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

Market Opportunity

Cardiac Diagnostics

ECGs are a key diagnostic test utilized in the diagnosis of cardiovascular disease, the number one cause of death worldwide. The American Heart Association reported that there were approximately 128 million adults in the US living with cardiovascular disease in 2020.

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

The event monitoring market is divided into the Holter/Extended Holter, Event Loop and COM product segments, of which Holter, and its variant Extended Holter, and Event Loop are the current market leaders. Among event monitoring systems, we believe that the preferred choice of physicians and cardiologists is COM, because of its ability to continuously analyze patient data and transmit, thereby speeding up diagnoses. COM devices have built-in arrhythmia analysis and regular communication, which allow physicians to prescribe the device for a longer period of time; thereby enabling prolonged data collection and delivering a more complete picture for diagnosis.

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

The Bioflux solution and business model attempts to address these complications with its complete, turn-key solution for providers to deliver cardiac diagnostics directly. Technologically, the Bioflux solution is superior as a one-piece solution as opposed to a two-piece and collects 3 channels of ECG compared with 1 or 2, resulting in better data and higher quality diagnoses. Combined with our insourced business model, providers can deliver better and faster care while also billing. This combination has lead to our continued growth and high customer retention rates.

Chronic Care and Remote Patient Monitoring

Chronic diseases are the number one healthcare expense and are continuing to grow as the population ages. Lifestyle related illnesses such as obesity, hypertension, cardiovascular diseases, and diabetes are the top contributing factors of chronic conditions. Government and healthcare organizations are focused on driving costs down by shifting to holistic management where individuals, especially those suffering from chronic illnesses, are supported outside of the clinic. This has led to growth in chronic care management market, which is projected to reach $8.7 billion in the US by 2027 at a compound annual growth rate (CAGR) of 18% between 2021 and 2027, according to a January 2022 report by Precedence Research.

Remote patient monitoring (RPM), one of the key areas of focus for disease-management and evidence-based practice, is projected by Research and Markets to reach a market size of $96.67 billion by 2030 at a CAGR of 17.6%, according to a January 2024 report by Research and Markets. Today, approximately 20% of large healthcare facilities in the US are already using remote monitoring with a projected 70 million US patients utilizing remote monitoring by 2025, as reported by Strategic Market Research in July 2023.

Similar to chronic care and RPM, lifestyle management is seeing increasing growth where stable patients are becoming more and more engaged in lifestyle management. Grand View Research reported that the global wearable technology market has already reached $61.3 billion in 2022 with an expected CAGR of 14.6% from 2023 to 2030. In 2021, the US portion of that market was valued at $17.9 billion.

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

Combining our technological innovation with our business model delivers a solution that is not only industry leading technologically and clinically, but one that also supports providers to deliver better care while creating a new revenue stream. We believe this leap in innovation will help us compete with the more generic solutions as well as those limited by shorter duration data collection. The leap in innovation created by Bioheart was also recognized by TIME, where they named Bioheart one of the Best Inventions of the World in 2022.

Market Strategy

Cardiac Diagnostics

Our cardiac diagnostics strategy is focused on the target addressable market of approximately 34,000 cardiologist physician offices in the U.S. (approximately 6% of all specialty physician offices in the U.S.), approximately 780 hospitals that specialize in cardiology, heart and vascular surgery (approximately 13% of all hospitals in the U.S.), and 300 IDTFs that provide cardiac monitoring services (an estimated 10% of all IDTFs in the U.S.). To do this, we invested in the hiring of top caliber sales professionals with a proven track record in cardiac technology and device sales, and strong business relationships with providers of cardiac medical services. To further expand our market reach, we have partnered with leading distributors and GPOs.

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

Holter/Extended Holter

The Biocore solution is purpose-built for the holter and extended holter market and is deployed into physicians’ offices, clinics, hospitals, and IDTFs. For the prescribing physician, the Holter/Extended Holter diagnostic read is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for a Holter and Extended Holter diagnostics are available under the American Medical Association Current Procedural Terminal, with a current blended average reimbursement rate of $200 per test, where a test is between 1 and 21 days long.

We believe that Biocore’s revenue model, which is a platform or technology as a service model (PAAS or TAAS), is a significant and disruptive departure from the pricing and reimbursement strategies of the existing competitors in the Holter market, which apply an outsourced model to Holter diagnostics, where the entire procedure and reimbursement is outsourced; the Holter solutions provider takes over the clinical responsibilities and earns the reimbursement and pays the physician a small administrative stipend. Biocore’s technology, revenue and insourced business model entail differentiators that are expected to create barriers to entry for other competitors seeking to emulate our strategy.

Additionally, we believe the Biocore solution is not only financially superior but also clinically superior. Existing holter patch solutions are 1 channel devices that lack connectivity. This leads to cardiac diagnostic results taking up to 2 weeks. Biocore is a connected 3 channel patch solution, delivering more and higher quality data while reducing the time to diagnosis from 2 weeks to 3 days or less. This is a significant barrier to entry for existing and new competitors as they would need to develop an entirely new solution that encompasses connectivity and multiple channels to compete with the Biocore.

Chronic Care Management (CCM) and Remote Patient Monitoring (RPM)

Our chronic care management and remote patient monitoring strategy is focused on the same target addressable market of approximately 34,000 cardiologist physician offices (approximately 6% of all physician offices in the U.S.), approximately 780 hospitals that specialize in cardiology, heart and vascular surgery (approximately 13% of all hospitals in the U.S.), and 300 IDTFs that provide cardiac monitoring services (an estimated 10% of all IDTFs in the U.S.) that we are targeting for our diagnostics. The difference in our strategy here is a focus on selling into existing accounts and new diagnostic accounts as opposed to building out a new channel strategy. These solutions are complementary to our diagnostics solution and can be sold as part of a complete platform to target new and existing customers.

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

Biocore

Holter and Extended Holter monitors are significantly simplified versions of cardiac diagnostics that lack connectivity and analysis. Holter and Extended Holter monitors require data to be downloaded manually, resulting in diagnostic results taking up to 2 weeks or longer. The Biocore device has been designed to address the limitations of existing solutions while providing the same disruptive business model as the Bioflux. Responding to our customer needs, the Biocore was developed with the following features:

●	3 channels
●	Connectivity
●	Rechargeable
●	Reusable

The Biocore is also a platform technology that can be leveraged and used to enter other markets and support future product enhancements. The company has already developed a number of enhancements for Biocore that will be available in the next generation of the solution.

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

Taking it a step further, we developed Biokit to support cardiac patients that had other chronic conditions such as hypertension or COPD. Biokit is a remote patient monitoring kit that combines a blood pressure cuff, an pulse oximeter and a digital thermometer into the Biocare platform to support the collection of additional biometrics for those patients with multiple conditions. Biocare was developed with the following features:

●	Integration with cardiac diagnostics: Bioflux and Biocore
●	Bioheart
●	Biokit
●	Virtual Clinic
●	Automated biometric reporting

●	Patient Dashboards
●	Automated time tracking
●	Built-in patient reminders and calling
●	Asynchronous chat
●	Monthly data summaries

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

Within the US event monitoring systems market, we are aware of six main competitors in the COM product segment. These competitors have increased market presence and distribution primarily by working through existing IDTFs. The existing competitors have maintained a competitive advantage within the market by controlling the distribution of all available COM devices and software solutions. Our primary competitors in the COM market are:

● Philips Biotel - Biotelemetry (formerly CardioNet), recently acquired by Philips for a reported $2.8B. We believe that BioTelemetry, Inc. has the largest network of IDTFs within the COM market. BioTelemetry is considered a complete solution provider as it produces and distributes its own COM device, software solution, and COM monitoring centers. The company acquired its COM device through the acquisition of a COM manufacturer, Braemar. Upon acquisition of Braemar, BioTelemetry offered limited support to other clients utilizing Braemar’s technology. This resulted in BioTelemetry increasing the use of its device and software solution, enabling wide market penetration. We believe that BioTelemetry business model is focused on providing the COM diagnostic service, as opposed to selling COM solutions to other IDTFs or service providers, which enables a perpetual per-read fee as opposed to one time device or software sales. Equity research analysts categorize BioTelemetry as a clinical health provider, because of its business model, rather than as a medical device company. As such, we believe that BioTelemetry market cap is limited by the low multiples associated with that type of business, and, as a clinical health provider, BioTelemetry has significant overhead and fixed costs associated with monitoring centers and health professionals.

● Boston Scientific – Preventice Preventice (formerly eCardio.), recently acquired by Boston Scientific for a reported $1.2B. Preventice is a private company, based in Houston, Texas. Preventice’s device is manufactured by a third party medical device company, TZ Medical. Preventice has integrated TZ Medical’s device with its software solution to create a complete COM solution. Similar to Biotelemetry, we believe eCardio follows the same business model of offering the COM service and acting as a clinical health provider.

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

● Infobionic. Infobionic is a private company located in Waltham, Massachusetts. It follows a leasing model where it leases its technology at a fixed monthly rate, whether technology is used or not. They have a complete solution, comprised of a device and software. We believe that they have a good model that will enable them to be competitive in the market. In our opinion, there is room for both Biotricity and Infobionic within the marketplace, though we believe that our solution is superior in two ways. Firstly, our device has a screen which allows better patient feedback and improved patient hookup at the clinic. Secondly, our business model is based on usage. The physician is charged a technology fee when the technology is used. If it is not used, there is no charge. This makes it attractive compared to Infobionic’s model where the physician is charged even if the technology is not used.

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

● TZ Medical. TZ Medical is a medical device company that focuses on manufacturing a variety of medical devices. We do not consider TZ Medical to be a direct competitor as they produce a COM device that is available for purchase, and sold to competitors such as to Scottcare and Preventice, described above. However, we do not believe that TZ Medical has a software solution, requiring any new entrant to either acquire or build out a software solution and then integrate that with the TZ Medical device. This creates a requirement for a large upfront capital investment. As a result, we believe this approach only works for organizations looking to become COM solution providers with the same business model as the others.

We believe that our Bioflux COM solution will successfully compete because:

●	it is designed as a platform to encompass all segments of the event monitoring market;

●	of the insourcing business model which we believe is applicable to a significantly larger portion of the total available market and enable more efficient strategic penetration and distribution; and

●	for the other reasons described earlier under “Market Opportunity.”

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

We incurred research and development costs of $2.6 million for the fiscal year ended March 31, 2024 and $3.2 million for the fiscal year ended March 31, 2023.

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

We received 510(k) clearance for both the software and hardware components of our Bioflux and Biocore products. To obtain 510(k) clearance, a company must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Once the information is submitted, there is no guarantee that the FDA will grant a company 510(k) clearance for its pipeline products, and failure to obtain the necessary clearances for its products would adversely affect its ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce its business prospects.

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

Manufacturing and Suppliers

Earlier in the life-cycle of the Company, we focused primarily on research and development of the first generation version of the Bioflux. We have since completed the development of Biocore and of Bioheart and their proposed marketing and distribution. We currently assemble our devices at our Redwood City, California facility. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages.

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

We have not been profitable, and cannot definitely predict when we will achieve profitability, if ever. We have experienced net losses historically. We do not anticipate generating significant revenues until we successfully continue to develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of new products. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2024, we had an accumulated deficit of $127,499,785.

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

On December 21, 2021, we entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’), wherein the Company has borrowed $12.3 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% (subject to adjustment as set forth in the Credit Agreement). Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company paid an Origination Fee in the amount of $120,000. Based on the Credit Agreement, upon Termination, the Company shall pay an Exit Fee of $600,000.

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

We will require additional funds to further develop our business plan. Based on our current operating plans, we plan to use an additional $10 million in capital to fund our planned operations and sales efforts necessary to propel the commercialization of Bioflux and Biocore into broader US markets. We may choose to raise additional capital beyond this in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient planned revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for the development completion and introduction of our other planned products and technologies. Any such financing that we undertake will likely be dilutive to current stockholders.

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

We currently assemble devices in our California facility. To maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture our devices must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers do not maintain regulatory approval for our manufacturing operations, our business could be adversely affected.

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

As of March 31, 2024, in addition to our accounts payable, we had aggregate outstanding indebtedness of $22.5 million compared to $17.8 million for the year ended March 31, 2023. This level of indebtedness could:

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

As of March 31, 2024, the Company had $786,060 in cash, accumulated deficit of $127,499,785 and cash flow used in operations of $6,693,912 for the fiscal year then ended. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) engage in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offer noncash consideration and seek for equity lines as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Risks Related to Our Securities and Other Risks

If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted.

On August 1, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq granted the Company 180 calendar days, or until January 29, 2024 (the “Compliance Date”), to regain compliance with the MVLS Requirement.

On January 30, 2024, the Company received a delisting determination letter from the Staff advising the Company that the Staff had determined that the Company did not regain compliance with the MVLS Requirement by the Compliance Date because the Company’s MVLS did not close at or above $35 million for a minimum of 10 consecutive business days prior to the Compliance Date. The Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s delisting determination, which stayed the suspension of the Company’s securities and the filing of a Form 25-NSE pending the Panel’s decision. A hearing was held on April 9, 2024, at which time the Company presented a plan to regain compliance with the MVLS Requirement.

On April 23, 2024, Nasdaq notified the Company that the Panel granted its request to continue its listing on Nasdaq, subject to the Company meeting certain milestones including an increase in its outstanding shares of common stock through the issuance of shares of stock in certain stock offerings and upon the conversion of certain convertible securities, the receipt of shareholder approval of certain actions and on or before July 29, 2024, the Company regaining compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

On May 1, 2024, the Company received a letter from Nasdaq stating that it is not in compliance with the Nasdaq Listing Rule 5620(a) requiring that the Company hold an annual meeting of stockholders within 12 months of the end of its fiscal year. The notification received has no immediate effect on the Company’s continued listing on the Nasdaq Capital Market, subject to its compliance with the other continued listing requirements.

In the letter dated May 1, 2024, Nasdaq notified the Company that this serves as an additional basis for delisting of the Company’s securities from Nasdaq and that the letter was formal notification that Nasdaq’s Hearings Panel will consider the matter in their decision regarding the Company’s continued listing on Nasdaq following the Company’s recent hearing before the Panel on April 9, 2024. The Company was instructed to present its views with respect to this additional deficiency to the Panel in writing no later than May 8, 2024, which the Company did.

If we are unable to achieve and maintain compliance with such listing standards or other Nasdaq listing requirements in the future, our common stock could be delisted from Nasdaq. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

There is a limited existing market for our common stock and we do not know if a more liquid market for our common stock will develop to provide you with adequate liquidity.

Until August 25, 2021, our common stock was quoted on the OTCQB. As of August 26, 2021, our common stock began trading on the Nasdaq Capital Market. We cannot assure you that a more active trading market for our common stock will develop or if it does develop, that it will be maintained. You may not be able to sell your securities quickly or at the market price if trading in our securities is not active. In the absence of an active public trading market:

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

We have 21,484,396 outstanding shares as of June 25, 2024, of which 7,067,838 are unrestricted shares of common stock, such that a large number of shares of our common stock could be made available for sale in the public market, which could harm the market price of the stock. We also have 160,672 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock, which could be exchanged and made available for sale in public markets,

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq, our chief executive officer and a member of our board of directors, beneficially owns approximately 7.21% of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, effective, as of March 31, 2024. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

The Company’s certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. For example, our Certificate of Incorporation permits the Board of Directors without stockholder approval to issue up to 10,000,000 shares of preferred stock (20,000 of these shares have been designated as Series A Preferred, of which 6,305 are outstanding, 600 of these shares have been designated as Series B Preferred, of which 265 are outstanding, and one special voting preferred share is designated and outstanding) and to fix the designation, power, preferences, and rights of the shares and preferred stock. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with Vice President of Technology, who reports to our Chief Executive Officer, to manage   the risk assessment and mitigation process.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of our Vice President of Technology. Our executive team including our Chief Executive Officer, and Chief Financial Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, and Chief Financial Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to the Vice President of Technology, to receive various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

We are not currently a party in any material legal proceeding or governmental regulatory proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on NASDAQ under the symbol “BTCY” since August 26, 2021. Prior to that, our common stock was quoted on the OTCQB marketplace under the symbol “BTCY”. On March 31, 2024 the closing price of our common stock as reported on NASDAQ was $1.48 per share.

Shareholders of Record

As of June 25, 2024, an aggregate of 21,484,396 shares of the Company’s common stock were issued and outstanding and owned by approximately 146 named shareholders of record. As of June 25, 2024, 160,672 Exchangeable Shares were also issued and outstanding and held by approximately 10 holders of record. The numbers of record holders do not include beneficial owners holding shares through nominee names.

As of June 25, 2024 there is also one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee, and 200 Series A preferred shares issued and outstanding and owned by 2 shareholders.

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

Issuance of Securities

During the year ended March 31, 2024, the Company issued 612,062 common shares for conversion of preferred shares. The Company issued 83,786 shares for exchangeable shares that were exchanged into common shares. The Company issued 92,125 common shares for services provided. The Company issued 36,897 common shares for private placement. Lastly, the Company issued 20,846 shares to adjust for the rounding effect of the Reverse Split.

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

The maximum aggregate number of shares of our common stock that may be issued under the equity incentive plan is 1,241,422, which, except as provided in the plan shall automatically increase on January 1 of each year for no more than 10 years, so the number of shares that may be issued is an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1. The equity incentive plan provides for the grant of, among other awards, (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) non-statutory options and restricted stock to our employees, directors or consultants.

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

There were no issuances from the new 2023 Plan as of March 31, 2024. Shown below is information as of March 31, 2024 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,239,634	$9.3889	5,001,788

Equity compensation plans not approved by security holders (2)

Directors, Officers and Employees Stock Option Plan (3)

Warrants granted to Directors and Officers (4)	242,882	$6.3987	-

Total	1,499,423		5,001,788

(1)	Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 416,664 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement at an exercise price of $13.2, and a grant to Mr. Al-Siddiq of 233,334 options in April 2020 which would vest quarterly over four years and have an exercise price of $6.3 per share, as well as additional two grants to Mr. Al-Siddiq of 58,334 options each on March 12, 2023, with an exercise price of $7.5 and $10.5 per share respectively for each grant, out of which 29,167 options from each grant (in total 58,334) had vested immediately upon grant date, and the remaining 29,167 options from each grant (in total 58,334) vested on March 12, 2024. A further grant was made to Mr. Al-Siddiq of 166,695 options on March 12, 2023, with an exercise price of $4.86 per share, out of which 41,667 options had vested immediately upon grant and the rest will vest monthly over 36 months.

(2)	At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s existing equity compensation plan was exchanged for approximately 0.1995 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 0.1995 shares of common stock with a corresponding adjustment to the exercise price. Does not include options granted to Mr. Al-Siddiq discussed in (1) above.

(3)	On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 500,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, there were 22,919 outstanding options at an exercise price of $.0006 under this plan. These options represented the right to purchase 27,432 shares of the Company’s common stock using the ratio of 1.1969:1. All of these options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

(4)	This category relates to individuals who, at the time of grant, were not part of the Company’s 2016 Equity Incentive Plan.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2024 and should be read in conjunction with our consolidated financial statements and related notes of the Company as of and for the fiscal years ended March 31, 2024 and 2023 contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

We developed our FDA-cleared Bioflux® COM technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2021 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, the Company announced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance its ecosystem, in 2022, the Company announced the launch of its Biocore Cardiac Monitoring Device (“Biocore”, previously branded as Biotres), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. We have since expanded our sales efforts to 35 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

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

On January 24, 2022 the Company announced that it has received the 510(k) FDA clearance of its Biocore patch solution, which is a novel product in the field of Holter monitoring. This three-lead technology can provide connected Holter monitoring that is designed to produce more accurate arrythmia detection than is typical of competing remote patient monitoring solutions. It is also foundational, since already developed improvements to this technology will follow which are not known by the Company to be currently available in the market, for clinical and consumer patch solution applications.

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

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. During the twelve months ended March 31, 2023, the Company continued to develop its telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with the Company’s Bioflux product and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. The intention is to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and costs savings to healthcare service providers and payers that reimburse. The Company’s goal is to position itself as an all-in-one cardiac diagnostic and disease management solution. The Company continues to grow its data set of billions of patient heartbeats, allowing it to further develop its predictive capabilities relative to atrial fibrillation and arrythmias.

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

Results of Operations

Biotricity incurred a net loss attributed to common stockholders of $14,928,960 (loss per share of $1.66) during the year ended March 31, 2024 as compared to $19,533,683 (loss per share $2.256) during the year ended March 31, 2023. From the Company’s inception in 2009 through March 31, 2024, the Company has generated an accumulated deficit of $127,499,785. We devoted, and expect to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

Comparison of the Fiscal Years and the Three Months Periods Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the fiscal years ended March 31, 2024 and 2023.

	For the years ended March 31,
	2024	2023	Period to Period Change

Revenue	12,063,345	9,639,057	2,424,288
Cost of Revenue	3,707,064	4,197,024	(489,960)
Gross profit	8,356,281	5,442,033	2,914,248
	69.3%	56.5%	12.8%
Operating expenses:
Selling, general and administrative expenses	14,612,724	17,621,865	(3,009,141)
Research and development expenses	2,571,826	3,229,879	(658,053)
Total operating expenses	17,184,550	20,851,744	(3,667,194)
Loss from operations	(8,828,269)	(15,409,711)	6,581,442
Interest expense	(3,018,803)	(1,839,159)	(1,179,644)
Accretion expense including day one derivative loss	(2,172,920)	(743,459)	(1,429,461)
Change in fair value of derivative liabilities	9,777	(483,873)	493,650
Gain/(Loss) upon convertible promissory note conversion and redemption	18,539	(71,119)	89,658
Other (expense) income	(102,607)	(110,822)	8,215
Net loss before income taxes	(14,094,283)	(18,658,143)	4,563,860

Income taxes	—	—
Net loss before dividends	(14,094,283)	(18,658,143)	4,563,860

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023.

	For the 3 months ended March 31,
	2024	2023	Period to Period Change

Revenue	3,178,311	2,742,435	435,876
Cost of Revenue	905,998	1,207,734	(301,736)
Gross profit	2,272,313	1,534,701	737,612
	71.5%	56.0%	12.8%
Operating expenses:
Selling, general and administrative expenses	4,608,374	4,284,977	323,397
Research and development expenses	708,275	703,329	4,946
Total operating expenses	5,316,649	4,988,306	328,343
Loss from operations	(3,044,336)	(3,453,605)	409,269
Interest expense	(814,943)	(665,350)	(149,593)
Accretion expense including day one derivative loss	(596,575)	(559,956)	(36,619)
Change in fair value of derivative liabilities	253,791	(13,902)	267,693
Gain/(Loss) upon convertible promissory note conversion and redemption	3,259	14,418	(11,159)
Other (expense) income	16,334	6,167	10,167
Net loss before income taxes	(4,182,470)	(4,672,228)	489,758

Income taxes	—	—
Net loss before dividends	(4,182,470)	(4,672,228)	489,758

Revenue and cost of revenue

Through the efforts of our sales force to increase our geographic footprint, we have launched sales in 35 U.S. states by March 31, 2024. The Company earned combined device sales and technology fee income totaling $12.1 million during the year ended March 31, 2024, a 25.2% increase over the $9.6 million earned in the preceding fiscal year. During three months ended March 31, 2024, the Company earned total sales of $3.2 million, a 15.9% increase over the $2.7 million sales earned in the corresponding quarter in prior year.

Our gross profit percentage was 69.3% during the year ended March 31, 2024 as compared to 56.5% during the comparable prior year period. The increase in average margins was a result of increase of technology sales as a percentage of total sales, since these enjoy a higher margin than device sales. Gross margin on technology sales was 75% for the year ended March 31, 2024, which improved significantly from the prior year technology sales gross margin of 69%, as a result of the Company’s continuous efforts to improve efficiency in delivering those services. We expect the gross margin related to technology fees to continue improving going forward as we achieve greater economy of scale, including the cost of monitoring. Given the improved gross margin on technology fees and an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time.

Gross profit percentage was 71.5% during three months ended March 31, 2024 as compared to 56% in the corresponding quarter in the prior year. This was mainly a result of increased study revenue from an increased number of studies performed at a lower cost of revenue due to economy of scale and continued efforts to reduce the cost per study.

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2024 were $17.2 million compared to $20.9 million for the fiscal year ended March 31, 2023. Total operating expenses for the three months ended March 31, 2024 were $5.3 million as compared $5 million for the three months ended March 31, 2023. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the fiscal year ended March 31, 2024 decreased to $14.6 million, compared to approximately $17.6 million for the fiscal year ended March 31, 2023 and increased to $4.6 million for the three months ended March 31, 2024 compared to and $4.3 million during the three months ended March 31, 2023. Our total selling, general and administrative expenses decreased by $3 million for the fiscal year ended March 31, 2024, which was primarily due increased monitoring of spending efficiency over sales commissions and fixed general and administrative expenses.

Research and development expenses

During the fiscal year and three months ended March 31, 2024 we recorded research and development expenses of $2.6 million and $0.7 million, respectively, compared to $3.2 million and $0.7 million incurred in the fiscal year and three months ended March 31, 2023. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of increased monitoring of spending efficiency over our development of new technologies for our ecosystem and product enhancements.

Interest Expense

During the fiscal year ended March 31, 2024 and March 31, 2023, we incurred interest expenses of $3 million and $0.8 million, respectively. During three months ended March 31, 2024 and March 31, 2023, we incurred interest expenses of $0.8 million and $0.6 million, respectively. The increase in interest expense corresponded to an increase in borrowings and market increases in interest rates period over period.

Accretion and amortization expenses

During the fiscal year ended March 31, 2024 and March 31, 2023, we incurred accretion expense of $2.2 million and $0.7 million, respectively. The increase from the prior year period corresponded with an increase in borrowings. The amortization during the current year related primarily to the amortization of debt discount related to the Company’s term loan, merchant loans and series C convertible notes. During the three months ended March 31, 2024 and March 31, 2023, we incurred accretion expenses of $0.6 million. The expense for the quarters are comparable due to an increase as a result of debt discount amortization related to new convertible notes entered towards the end of the prior fiscal year.

Change in fair value of derivative liabilities

During the year ended March 31, 2024 and March 31, 2023, the Company recognized $10 thousand and $483 thousand, respectively, related to the change in fair value of derivative liabilities. During the three months ended March 31, 2024 and March 31, 2023, the Company recognized $254 thousand and $14 thousand, respectively, related to the change in fair value of derivative liabilities.

Loss upon convertible promissory notes conversion

During the year ended March 31, 2024, we recorded a gain of $19 thousand, compared to a loss of $71 thousand during the year ended March 31, 2024, related to the redemption of our convertible promissory notes  . During the three months ended March 31, 2024 and 2023, we recorded a gain of $3 thousand and $14 thousand, respectively, related to the redemption of our convertible promissory notes.

Other (expense) income

During the years ended March 31, 2024, and March 31, 2023 we recognized $103 thousand and $111 in net other expense. The change in net other (expense) income is mainly a result of loss upon debt extinguishments and the financing component of revenue recognized as interest (note 3). During the three months ended March 31, 2024, and March 31, 2023, we recognized $16 thousand and $6 thousand, respectively, in net other income.

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

EBITDA and Adjusted EBITDA
	Year ended March 31, 2024	Year ended March 31, 2023	3 months ended March 31, 2024	3 months ended March 31, 2023
	$	$	$	$
Net loss attributable to common stockholders	(14,928,960)	(19,533,683)	(4,400,104)	(4,857,438)
Add:
Provision for income taxes	-	-	-	-
Interest expense	3,018,803	1,839,159	814,943	665,350
Accretion and amortization expenses	2,178,873	747,924	598,063	561,445
Preferred stock dividends (2)	834,677	875,540	217,634	185,210
EBITDA	(8,896,607)	(16,071,060)	(2,769,464)	(3,445,433)

Add (Less)
Share based compensation (1)	1,025,930	647,631	481,275	281,978
Other (income)/loss (3)	102,607	110,822	(16,334)	(6,167)
Gain (loss) upon convertible promissory notes conversion and redemption (3)	(18,539)	71,119	(3,259)	(14,418)
Fair value change on derivative liabilities (3)	(9,777)	483,873	(253,791)	13,902
Adjusted EBITDA	(7,796,386)	(14,757,615)	(2,561,573)	(3,170,138)

Weighted average number of common shares outstanding	8,991,766	8,659,718	9,441,667	8,732,199

Adjusted Loss per Share, Basic and Diluted	(0.867)	(1.704)	(0.271)	(0.363)

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our adjusted EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

(4) Certain amounts presented in the prior year period have been reclassified to conform to current period presentation.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the fiscal year ended March 31, 2024 was $14.9 million compared to a net loss of $19.5 million during the fiscal year ended March 31, 2023.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2024 was a gain of $185 thousand compared to a gain of $616 thousand for the fiscal year ended March 31, 2023. Translation adjustment was a gain of $284 thousand for the three months ended March 31, 2024, compared to a loss of $10 thousand for the three months ended March 31, 2023. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

Liquidity and Capital Resources

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2024 and 2023, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditure may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at March 31, 2024, has an accumulated deficit of $127,499,785. On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On December 31, 2023, the Company has a working capital deficit of $14.69 million. Prior to listing on the Nasdaq Capital Market, the Company had also filed a shelf Registration Statement on Form S-3 (No. 333-255544) with the Securities and Exchange Commission on April 27, 2021, which was declared effective on May 4, 2021. This facilitates better transactional preparedness when the Company seeks to issue equity or debt to potential investors, since it continues to allow the Company to offer its shares to investors only by means of a prospectus, including a prospectus supplement, which forms part of an effective registration statement.

On March 31, 2024, we had cash deposits in the aggregate of approximately $0.8 million.

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

During the fiscal year ended March 31, 2024, the Company raised short-term loans, net of repayments of $853,030 and convertible notes, net of redemptions of $2,962,386 from various lenders. The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying a 3% placement fee and other issuance expenses.

Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”), at a purchase price of $9,090.91 per share of Series B Preferred Stock, or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000 for the Series B Preferred Stock. During the three months ended March 31, 2024, a further 110 Series B preferred shares were issued. The net proceeds received was in the amount of $925,000.

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

As we proceed with the commercialization of the Bioflux, Biocore and Biocare products and continue their development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(6,693,912)	$(13,547,935)
Net cash used in investing activities	—	—
Net cash provided by financing activities	6,741,685	2,001,603
Net (decrease) increase in cash	$47,773	$(11,546,332)

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2024, we used cash in operating activities in the amount of $6.7 million compared to $13.5 million for the fiscal year ended March 31, 2023. For each of the fiscal years ended March 31, 2024 and March 31, 2023, the cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil in the fiscal years ended March 31, 2024 and March 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.7 million for the fiscal year ended March 31, 2024 compared to $2 million for the fiscal year ended March 31, 2023.

For the fiscal year ended March 31, 2024, the cash provided by financing activities was primarily from proceeds in connection with the issuance of convertible notes and loans, net of repayments, in the amount of $3.8 million and the issuance of Series B convertible preferred stock, in the amount of $2.8 million.

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

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2024 and 2023:

	2024	2023
	$	$
Technology fees	11,249,113	8,802,032
Device sales	814,232	837,035
	12,063,345	9,639,057

The Company recognized the following forms of revenue for the three months ended March 31, 2024 and 2023:

	2024	2023
	$	$
Technology fees	2,968,639	2,561,990
Device sales	209,671	180,445
	3,178,310	2,742,435

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2024 and 2023.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follow:

Office equipment	5 years
Leasehold improvement	5 years

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2024 and 2023, the Company believes there was no impairment of its long-lived assets.

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

Recently Issued Accounting Pronouncements

Refer to “Note 3— Summary of Significant Accounting Policies” to our consolidated financial statements included in “Part II, Item 8 – Financial Statements and Supplementary Data” in this Annual Report for a discussion of recently issued accounting pronouncements.

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

As of March 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2024.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	39	President, Chief Executive Officer and Chairman of the Board of Directors
David A. Rosa	59	Director
Ron McClurg	65	Director
Chester White	59	Director
John Ayanoglou	58	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2024 were complied with by each person who at any time during the 2024 fiscal year was a director or an executive officer or held more than 10% of our common stock.

Board Diversity

The table below provides certain highlights of the diversity characteristics of our directors:

Board Diversity Matrix (As of June 25, 2024)
Total Number of Directors – 4
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		4

Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which is comprised of Mr. Al-Siddiq, Mr. Rosa, Mr. McClurg and Mr. White.

Term of Office

Directors are appointed to hold office until the next annual general meeting of stockholders, and until their successors have been duly elected and qualified, or until their earlier resignation or removal from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board or their resignation.

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy has been filed herewith, as exhibit 19.

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

Under such definitions, Mr. McClurg. Mr. White and Mr. Rosa are independent directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2024 and March 31, 2023.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option/Warrant Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq	2024	$480,000	$240,000		$522,153		$12,000	$1,254,153
Chief Executive Officer	2023	$480,000	$240,000		$428,757		$12,000	$1,160,757

John Ayanoglou	2024	$300,000	$250,000				$12,000	$562,000
Chief Financial Officer	2023	$293,750	$-		$232,537		$12,000	$538,287

(1)	For assumptions made in such valuation, see Note 7 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, while he was not a member of the Company’s options program. On June 21, 2024, Mr. Ayanoglou was awarded a grant of 21,585 warrants that vested on grant, and have a 10-year term, and an exercise price of $1.48.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2024:

					Option Awards(1)
Name	Award Type	Grant Date	Number of securities underlying unexercised options or warrants exercisable		Number of securities underlying unexercised options or warrants exercisable	Option or Warrant exercise price ($)	Option or Warrant expiration date
Waqaas Al-Siddiq	Option	7-12-16	416,664	(3)	-	$13.20	7-12-26
Waqaas Al-Siddiq	Option	4-7-20	175,008	(4)	58,336	$6.30	4-7-30
Waqaas Al-Siddiq	Option	3-12-23	29,167	(5)	29,167	$7.50	3-12-33
Waqaas Al-Siddiq	Option	3-12-23	29,167	(5)	29,167	$10.50	3-12-33
Waqaas Al-Siddiq	Option	3-12-23	41,667	(6)	125,028	$4.86	3-12-33
John Ayanoglou	Warrant	10-26-17	8,333	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	3-31-18	8,333	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	6-30-18	8,333	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	9-30-18	8,333	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	12-31-18	8,333	(2)		$2.88	12-30-28
John Ayanoglou	Warrant	3-31-19	8,333	(3)		$5.46	3-30-29
John Ayanoglou	Warrant	6-30-19	8,333	(3)		$3.96	6-29-29
John Ayanoglou	Warrant	9-30-19	8,333	(3)		$3.48	9-29-29
John Ayanoglou	Warrant	12-31-19	8,333	(2)		$3.78	12-30-29
John Ayanoglou	Warrant	3-31-20	8,333	(2)		$5.84	3-31-30
John Ayanoglou	Warrant	6-30-20	8,333	(2)		$8.20	6-30-30
John Ayanoglou	Warrant	9-30-20	8,333	(2)		$6.66	9-30-30
John Ayanoglou	Warrant	1-24-20	8,333	(2)		$4.50	1-23-30
John Ayanoglou	Warrant	12-31-20	8,333	(2)		$4.44	12-31-30
John Ayanoglou	Warrant	3-31-21	8,333	(2)		$14.40	3-31-31
John Ayanoglou	Warrant	4-30-17	1,250	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	5-31-17	1,250	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	6-30-17	1,250	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	7-31-17	1,250	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	8-31-17	1,250	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	9-30-17	2,917	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	9-30-17	3,333	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	12-5-17	2,301	(2)		$4.38	12-31-30
John Ayanoglou	Warrant	6-30-21	8,333	(2)		$14.40	6-30-31
John Ayanoglou	Warrant	9-30-21	8,333	(2)		$14.40	9-30-31
John Ayanoglou	Warrant	12-31-21	8,333	(2)		$14.40	12-31-31
John Ayanoglou	Warrant	3-31-22	6,266	(2)		$13.62	3-31-32
John Ayanoglou	Warrant	6-30-22	8,971	(2)		$10.62	6-30-32
John Ayanoglou	Warrant	9-30-22	19,714	(2)		$4.80	9-30-32
John Ayanoglou	Warrant	12-31-22	36,464	(2)		$2.69	12-30-32

(1)	Unless otherwise indicated, vesting of all options and warrants is subject to continued service on the applicable vesting date.
(2)	The shares subject to the options/warrants, as applicable, vested in full upon the date of grant.
(3)	The shares subject to the stock option vest monthly over 36 months.
(4)	The shares subject to the stock option vest quarterly over 16 quarters.
(5)	The shares subject to the stock options vest 50% on the date of grant and 50% on the one-year anniversary of the date of grant.
(6)	The shares subject to the stock option vest 41,667 on the date of grant and the balance monthly pro rata for 36 months.

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Mr. Al-Siddiq dated as of April 10, 2020. Pursuant to the Employment Agreement, Mr. Al-Siddiq (“Executive”) will continue to serve as the Corporation’s Chief Executive Officer. The term of the Employment Agreement is for 12 months unless it is earlier terminated pursuant to its terms and it shall be automatically renewed for successive one year periods until the Executive or the Company delivers to the other party a written notice of their intent not to renew the employment term at least 30 days prior to the expiration of the then effective employment term. During the term of the Employment Agreement, Executive salary was initially $390,000, subject to any increase approved by the Company’s board. For the years ended March 31, 2023 and 2024, Mr. Al-Sidddiq’s salary was $480,000 per annum. Under the Employment Agreement, the Executive is eligible to earn a cash and/or equity bonus of up to 50% of his then annual salary. In the event that the Executive is terminated without just cause or terminates for good reason (as these terms are defined in the Employment Agreement), the Executive will be entitled to a severance payment equal to 12 months of salary paid on a monthly basis and accrued but unused vacation. Mr. Al-Siddiq is also compensated through period, approved option grants.

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.1 to our current report on Form 8-K on April 13, 2020

John Ayanoglou

In connection with Mr. Ayanoglou’s official appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pay Mr. Ayanoglou an initial base salary of $200,000, subject to approved increases and an approved cash or equity bonus. Mr. Ayanoglou’s base salary for calendar 2021, 2022, 2023 and 2024 was set at $300,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase 33,333 shares (200,000 shares on a pre-reverse-split basis) of the Company’s common stock, during each year of his tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. The warrants vest monthly on a pro-rata basis over a period of 12 months, with the same 10-year term and the same rights and protections as executive options awarded under the Company’s 2016 Equity Incentive Plan.

Director Compensation

The following table sets forth a summary of the compensation for our non-employee directors during the fiscal years ended March 31, 2024 and March 31, 2023.

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ronald McClurg (1)	2024		$16,000	-	16,617	-	-	-	$32,617
	2023		$14,667	-	-	-	-	-	$14,667

David A. Rosa (2)	2024		$60,000			-		-	$60,000
	2023		$58,000			-		-	$58,000

Chester White (3)	2024	$		-	-	-	-	-	$-
	2023	$		-	-	-	-	-	$-

Steve Salmon (4)	2024	$		-	-	-	-	-	$-
	2023		$2,000	-	-	-	-	-	$2,000

Dr. Norman M. Betts (5)	2024	$			-	-	-	-	$-
	2023		$2,000		-	-	-	-	$2,000

Patricia Kennedy (6)	2024		$-	-	-	-	-	-	$-
	2023		$14,000	-	-	-	-	-	$14,000

(1)	Mr. McClurg was appointed to the board on May 2, 2022. On June 21, 2024, Mr. McClurg was awarded a grant of 21,585 options, that vested on grant, and have a 10-year term, and an exercise price of $1.48.
(2)	On June 21, 2024, Mr. Rosa was awarded a grant of 127,778 options, that vested on grant, and have a 10-year term, and an exercise price of $1.48.
(3)	Mr. White was appointed to the board on August 11, 2022. On June 21, 2024, Mr. White was awarded a grant of 21,585 options, that vested on grant, and have a 10-year term, and an exercise price of $1.48.
(4)	Mr. Salmon resigned from the board on May 2, 2022.
(5)	Mr. Betts resigned from the board on August 4, 2022.
(6)	Ms. Kennedy resigned from the board on August 4, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of June 25, 2024 held by (i) each affiliated person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 25, 2024 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 21,615,068 shares are outstanding as of June 25, 2024, consisting of 21,484,396 shares of common stock and 160,672 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq (1)	1,642,355	7.21%
John Ayanoglou (2)	273,161	1.20%
David A. Rosa (2)	298,188	1.31%
Chester White (2)	149,197	*
Ronald McClurg (2)	35,305	*
Mohamed Abdi	1,790,434	7.86%
Mohammad Siddiqui	1.898.159	8.33%
Rizwana Siddiqui	1,790,434	7.86%
Sohaira Siddiqui	1.916.910	8.41%
Rizwan Rahman	1,790,434	7.86%

All directors and executive officers as a group	2,398,206	10.52%

* Less than 1%

(1) Includes an option to purchase an aggregate of 859,965 of the Company’s shares.

(2) Includes options and warrants that were granted during 2017 to 2024, that are exercisable within 60 days of June 25, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2024 and March 31, 2023.

Fee Category	2024	2023
Audit Fees (1)	$155,377	$145,733
Audit-Related Fees (2)
Tax Fees
All Other Fees
Total Fees	$155,377	$145,733

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consists of fees for professional services rendered in connection with the Company’s registration statements and offerings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Biotricity Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.2	Exchangeable Share provisions with respect to the special rights and restrictions attached to Exchangeable Shares (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.3	Form of Secured Convertible Debenture due September 21, 2017 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.10	Form of Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
4.11	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
4.12	Promissory Note between Biotricity Ic. and Cross River Bank (filed as exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on July 15, 2020 and incorporated herein by reference).
4.13	Description of Registrant’s Securities
10.1	Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.2	Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.3	Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.4	Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.6	Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.8	Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.11+	Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
10.14	Form of Promissory Note (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.15	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.16	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
10.17	Form of Securities Purchase Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
10.18	Form of Exchange Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2019 and incorporated herein by reference).
10.19	Employment Agreement between the Company and Waqaas Al-Siddiq filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2020 and incorporated herein by reference).
10.20	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.21	Form of Convertible Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.22	Form of Warrant filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.23	Form of Registration Rights Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.24	Form of Subscription Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.25	Form of Convertible Promissory Note filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.26	Form of Registration Rights Agreement filed as Exhibit 10. 4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.27	Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.28	Common Stock Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.29	Collateral Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.30	IP Security Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.31	At The Market Offering Agreement, by and between the Company and H.C. Wainwright & CO, LLC, dated March 22, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022 and incorporated herein by reference).
10.32	Credit Agreement, by and between the Company and SWK Funding LLC (filed as Exhibit 10.1 to the current report under Form 8-K filled with SEC on December 28, 2021)
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
19	Insider Trading Policy
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
23.1	Consent of SRCO Professional Corporation
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
97	Clawback policy
101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of June 25, 2024.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	June 25, 2024
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	June 25, 2024
John Ayanoglou

/s/ David A. Rosa	Director	June 25, 2024
David A. Rosa

/s/ Chester White	Director	June 25, 2024
Chester White

/s/ Ronald McClurg	Director	June 25, 2024
Ronald McClurg

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2024 and 2023

REPORT  OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and its subsidiary (the Company) as of March 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2024 and related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Notes 5 and 8 to the financial statements, the Company determined that the conversion features and redemption features of its convertible promissory notes, certain warrants, and Series A and Series B preferred shares, issued in conjunction with financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. These derivatives require valuation techniques that may include complex models and non-observable inputs, requiring management’s estimation and judgment.

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

Accounting and classification of mezzanine equity

Critical Audit Matter Description

As described further in Note 9 to the financial statements, the Company identified that the Series B preferred shares are required to be accounted for and classified as mezzanine equity. The accounting and classification of Series B preferred shares requires significant management judgment in applicable accounting guidance in these areas and the significant nature of the financing arrangement.

How the Critical Audit Matter was Addressed in the Audit

To test the accounting and classification related to the mezzanine equity, our audit procedures included, among others, examining and evaluating the underlying financing terms and agreements, and assessing the Company’s analysis of the accounting of the mezzanine equity, in accordance with relevant accounting standards. We have also evaluated the financial statement disclosures related to these matters.

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada June 26, 2024	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	As at March 31, 2024	As at March 31, 2023
	$	$
CURRENT ASSETS
Cash	786,060	570,460
Accounts receivable, net	1,468,655	1,224,137
Inventory [Note 3]	1,879,402	2,337,006
Deposits and other receivables	336,456	588,599
Total current assets	4,470,573	4,720,202

Deposits and other receivables [Note 12]	85,000	85,000
Long-term accounts receivable	149,907	96,344
Property and equipment [Note 13]	15,552	21,506
Operating right of use assets [Note 12]	1,221,593	1,587,492
TOTAL ASSETS	5,942,625	6,510,544

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	9,613,118	5,042,476
Convertible promissory notes and short term loans [Note 5]	9,236,471	4,774,468
Term loan, current	2,400,000	—
Derivative liabilities [Note 8]	991,866	1,008,216
Operating lease obligations, current [Note 10]	457,371	335,608
Total current liabilities	22,698,826	11,160,768

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	9,985,033	12,178,809
Derivative liabilities [Note 8]	1,435,668	759,065
Operating lease obligations	929,115	1,386,487
TOTAL LIABILITIES	35,919,442	26,355,929

MEZZANINE EQUITY
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 and no shares authorized as of March 31, 2024 and March 31, 2023, respectively, 265 and no shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively [Note 9]	1,488,920	—

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,979,400 and 9,980,000 shares authorized as of March 31, 2024 and March 31, 2023, respectively, 1 share issued and outstanding as of March 31, 2024 and March 31, 2023 [Note 9]	1	1
Preferred stock, $0.001 par value, 20,000 and 20,000 authorized as at March 31, 2024 and March 31, 2023, respectively, 6,304 and 6,304 preferred shares issued and outstanding as at March 31, 2024 and as at March 31, 2023, respectively [Note 9]	6	6
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2024 and March 31, 2023, respectively. Issued and outstanding common shares: 9,353,768 and 8,508,052 as at March 31, 2024 and March 31, 2023, respectively, and exchangeable shares of 160,672 and 244,458 outstanding as at March 31, 2024 and March 31, 2023, respectively [Note 9]	9,515	8,753
Shares to be issued (344,276 and 3,955 shares of common stock as at March 31, 2024 and March 31, 2023, respectively) [Note 9]	269,065	24,999
Additional paid-in-capital	95,723,083	92,844,478
Accumulated other comprehensive gain (loss)	32,378	(152,797)
Accumulated deficit	(127,499,785)	(112,570,825)
Total stockholders’ deficiency	(31,465,737)	(19,845,385)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	5,942,625	6,510,544

Commitments and contingencies [Note 11]

Subsequent events [Note 14]

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Year Ended March 31, 2024	Year Ended March 31, 2023

	$	$

REVENUE	12,063,345	9,639,057

Cost of Revenue	3,707,064	4,197,024
GROSS PROFIT	8,356,281	5,442,033

EXPENSES
Selling, general and administrative expenses	14,612,724	17,621,865
Research and development expenses	2,571,826	3,229,879
TOTAL OPERATING EXPENSES	17,184,550	20,851,744
LOSS FROM OPERATIONS	(8,828,269)	(15,409,711)

Other income/(expense) [Notes 3, 5]	(102,607)	(110,822)
Interest expense [Notes 5, 6, 7]	(3,018,803)	(1,839,159)
Gain/(Loss) upon convertible promissory notes conversion and redemption [Note 5]	18,539	(71,119)
Accretion and amortization expenses [Notes 5, 6]	(2,172,920)	(743,459)
Change in fair value of derivative liabilities [Note 8]	9,777	(483,873)
NET LOSS BEFORE INCOME TAXES	(14,094,283)	(18,658,143)

Income taxes [Note 10]	—	—
NET LOSS BEFORE DIVIDENDS	(14,094,283)	(18,658,143)

Preferred Stock Dividends	(834,677)	(875,540)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(14,928,960)	(19,533,683)

Translation adjustment	185,175	615,859

COMPREHENSIVE LOSS	(14,743,785)	(18,917,824)

LOSS PER SHARE, BASIC AND DILUTED	(1.660)	(2.256)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,991,766	8,659,718

See accompanying notes to the consolidated financial statements

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

(Expressed in US Dollars)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2023	—	—	—	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Issuance of common shares to adjust for rounding effect of Reverse Split [Note 9]	—	—	—	—	—	20,846	21	—	—	(21)	—	—	—
Issuance of common shares for private placement [Note 9]	—	—	—	—	—	36,897	37	—	—	119,248	—	—	119,285
Issuance of mezzanine equity [Note 9]	330	1,860,554	1,860,554	—	—	—	—	—	—	—	—	—	—
Issuance of warrants for private placement holders [Note 9]	—	—	—	—	—	—	—	—	—	1,137,716	—	—	1,137,716
Issuance of warrants for brokers [Note 9]	—	—	—	—	—	—	—	—	—	141,070	—	—	141,070
Conversion of mezzanine equity into common shares [Note 9]	(65)	(371,634)	(371,634)	—	—	612,062	612	320,321	228,786	353,907	—	—	583,305
Issuance of shares for services [Note 9]	—	—	—	—	—	92,125	92	20,000	15,280	100,755	—	—	116,127
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	1,025,930	—	—	1,025,930
Translation adjustment	—	—	—	—	—	—	—	—	—	—	185,175	—	185,175
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(14,094,283)	(14,094,283)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(834,677)	(834,677)
Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2022	7,201	8	8,546,261	8,546	20,638	102,299	91,550,209	(768,656)	(93,037,142)	(2,144,736)
Conversion of convertible notes into common shares [Note 9]	—	—	126,833	127	—	—	843,795	—	—	843,922
Preferred stock purchased back via cash	(896)	(1)	—	—	—	—	(777,174)	—	—	(777,175)
Issuance of shares for services [Note 9]	—	—	22,035	22	—	—	150,396	—	—	150,418
Issuance of warrants for services [Note 9]	—	—	—	—	—	—	232,526	—	—	232,526
Exercise of warrants for cash [Note 9]	—	—	11,966	12	(16,683)	(77,300)	47,514	—	—	(29,774)
Exchange of warrants for promissory notes [Note 9]	—	—	—	—	—	—	(71,768)	—	—	(71,768)
Issuance of shares in lieu of convertible note interest [Note 9]	—	—	45,043	45	—	—	221,351	—	—	221,396
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	647,631	—	—	647,631
Cashless exercise of options [Note 9]	—	—	372	1	—	—	(2)	—	—	(1)
Translation adjustment	—	—	—	—	—	—	—	615,859	—	615,859
Net loss before dividends for the year	—	—	—	—	—	—	—	—	(18,658,143)	(18,658,143)
Preferred stock dividends	—	—	—	—	—	—	—	—	(875,540)	(875,540)
Balance, March 31, 2023	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)

See accompanying notes to the consolidated financial statements

The consolidated statements of mezzanine equity and stockholder’s deficiency share amounts have been retroactively adjusted to account for the Company’s 1:6 Reverse Split, effective July 3, 2023.

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended March 31, 2024	Year ended March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(14,094,283)	(18,658,143)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	1,025,930	647,631
Issuance of shares for services	116,127	150,418
Issuance of warrants for services, at fair value	—	232,526
Accretion and amortization expenses	2,172,920	743,459
Change in fair value of derivative liabilities	(9,777)	483,873
(Gain) Loss on debt conversion and redemption	(18,539)	71,119
Loss on debt and warrant modification	59,161	126,158
Property and equipment depreciation	5,953	5,953
Non cash lease expense	365,899	340,307

Changes in operating assets and liabilities:
Accounts receivable, net	(298,248)	686,197
Inventory	457,604	(1,494,082)
Deposits and other receivables	252,143	(224,819)
Accounts payable and accrued liabilities	3,271,198	3,341,468
Net cash used in operating activities	(6,693,912)	(13,547,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	119,285	—
Issuance of preferred shares, net	2,825,000	—
Redemption of preferred shares	—	(895,556)
Exercise of warrants for cash	—	12,500
Proceeds from convertible debentures, net	2,962,386	2,355,318
Proceeds from short term loan and promissory notes, net	853,030	1,476,121
Preferred Stock Dividend	(18,016)	(946,780)
Net cash provided by financing activities	6,741,685	2,001,603

Effect of foreign currency translation	167,827	49,863
Net increase (decrease) in cash during the year	47,773	(11,546,332)
Cash, beginning of year	570,460	12,066,929
Cash, end of year	786,060	570,460

Supplemental disclosure of cash flow information:
Interest paid	2,022,221	1,620,012
Taxes	—	—

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

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

Reverse Split

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

Going Concern, Liquidity and Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of March 31, 2024, had an accumulated deficit of $127,499,785 and a working capital deficiency of $18,228,253. Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. During fiscal year ended March 31, 2022, the Company raised $499,900 through government EIDL loan. During the fiscal quarter ended September 30, 2021, the Company also raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loans. In connection with this loan, the Company and Lender entered into a Guarantee and Collateral Agreement, as well as an Intellectual Property Security Agreement, wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets, as well as secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders, and also raised convertible notes, net of redemptions of $2,355,318 from various lenders.

During the fiscal year ended March 31, 2024, the Company raised short-term loans and promissory notes, net of repayments of $853,030 and convertible notes, net of redemptions of $ 2,962,386 from various lenders. The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying a 3% placement fee and other issuance expenses.

Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”), at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000 for the Series B Preferred Stock. During the three months ended March 31, 2024, a further 110 Series B preferred shares were issued. The net proceeds received was in the amount of $925,000.

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

As we proceed with the commercialization of the Bioflux, Biocore, and Biocare product development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

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

Both the Bioflux mobile cardiac telemetry device, and the Biocore device are wearable devices. The cardiac data that the devices monitor and collect is curated and analyzed by the Company’s proprietary algorithms and then securely communicated to a remote monitoring facility for electronic reporting and conveyance to the patient’s prescribing physician or other certified cardiac medical professional. Revenues earned are comprised of device sales revenues and technology fee revenues (technology as a service). The devices, together with their licensed software, are available for sale to the medical center or physician, who is responsible for the delivery of clinical diagnosis and therapy. The remote monitoring, data collection and reporting services performed by the technology culminate in a patient study that is generally billable when it is complete and is issued to the physician. In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, and delivery has occurred or services have been rendered. For sales of devices, which are invoiced directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for device sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the statement of operations and included in other income; for revenue that is earned based on customer usage of the proprietary software to render a patient’s cardiac study, the Company recognizes revenue when the study ends based on a fixed billing rate. Costs associated with providing the services are recorded as the service is provided regardless of whether or when revenue is recognized.

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

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2024 and 2023:

	2024	2023
	$	$
Technology fees	11,249,113	8,802,032
Device sales	814,232	837,025
	12,063,345	9,639,057

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

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

	2024	2023
	$	$
Raw material	1,128,700	1,186,735
Finished goods	750,702	1,150,271

	1,879,402	2,337,006

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

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

Years ended March 31, 2024 and 2023

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

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiary from their functional currency into the Company’s reporting currency of United States dollars, consolidated balance sheet accounts are translated using the closing exchange rate in effect at the consolidated balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholders’ deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts receivable, deposits and other receivables, convertible promissory notes and short term loans, federally guaranteed loans, term loans and accounts payable and accrued liabilities. The Company’s derivative liabilities are carried at fair values and are classified as Level 3 financial instruments. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$786,060	$786,060	$—	$—
Total assets at fair value	$786,060	$786,060	$—	$—

Liabilities:
Derivative liabilities, short-term	$991,866	$—	$—	$991,866
Derivative liabilities, long-term	1,435,668	—	—	1,435,668
Total liabilities at fair value	$2,427,534	$—	$—	$2,427,534

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$570,460	$570,460	$—	$—
Total assets at fair value	$570,460	$570,460	$—	$—

Liabilities:
Derivative liabilities, short-term	$1,008,216	$—	$—	$1,008,216
Derivative liabilities, long-term	759,065	—	—	759,065
Total liabilities at fair value	$1,767,281	$—	$—	$1,767,281

There were no transfers between fair value hierarchy levels during the years ended March 31, 2024 and 2023.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follow:

Office equipment	5 years
Leasehold improvement	5 years

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2024 and 2023, the Company believes there was no impairment of its long-lived assets.

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items Operating right of use assets, Operating lease obligations, current, and Operating lease obligations, long-term in the consolidated balance sheet.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

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

Series B Convertible Preferred Stock

The Series B convertible preferred stock (“Series B Preferred Stock”) was accounted for as mezzanine equity and the embedded conversion and redemption features was accounted for as derivative liabilities with change in fair value at each reporting period end charged to the consolidated statement of operation and comprehensive loss in accordance with ASC 480 and ASC 815.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of March 31, 2024 and 2023.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective for fiscal years beginning after December 15, 2022. The Company has adopted Topic 326 on the Company’s consolidated financial statements according to the effective date and the adoption has no significant impact on the Company’s consolidated financial statements.

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

On March 28, 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 is designed to clarify the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to provide disaggregated income tax disclosures on rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the fourth quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2024	As at March 31, 2023
	$	$
Trade and other payables	5,221,992	3,435,123
Accrued liabilities	4,369,576	1,607,353
Deferred revenue	21,550	-
	9,613,118	5,042,476

Trade and other payables and accrued liabilities as at March 31, 2024 and 2023 included $837,945 and $446,771, respectively, due to a shareholder, who is a director and executive of the Company.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

	Fiscal Year
	2024	2023
	$	$
Balance, beginning of year	4,774,468	1,540,000
Conversion to common shares (Note 9)	-	(555,600)
Redemption of convertible notes	(135,710)	(126,680)
Convertible note extinguishment	-	(500,000)
New issuance of convertible note, net of discounts	1,373,813	2,335,243
New issuance of short-term loan and promissory notes, net of discounts	4,813,543	2,444,480
Repayment of short-term loans	(2,446,690)	(440,470)
Accretion and amortization of discounts	857,047	77,495
Balance, end of year	9,236,471	4,774,468

Interest expense on the above debt instruments was $1,005,005 and $159,602 for the years ended March 31, 2024 and 2023, respectively.

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

Years ended March 31, 2024 and 2023

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

Years ended March 31, 2024 and 2023

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

Prior to year ended March 31, 2022, $10,575,500 face value of the Series A note was converted into common shares. As of March 31, 2022, the remaining face value was in the amount of $700,000.

During the year ended March 31, 2024, the Company recognized discount amortization of $49,393 as accretion and amortization expense. As of March 31, 2024, the discount on Series A convertible notes was fully amortized.

As of March 31, 2024, and March 31, 2023, the Company recorded $173,762 and $74,912, respectively, of interest accruals for the Series A Notes.

During the years ended March 31, 2024, and March 31, 2023, the Company recognized interest expense in the amount of $98,850 and $100,556, respectively.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

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

During the year ended March 31, 2022, $472,500 (face value) of Series B Notes were converted into 34,586 common shares. As at March 31, 2022, $840,000 of Series B Notes remained unconverted and outstanding, which was equal to the face value of the relevant convertible notes.

During the year ended March 31, 2023, $555,600 (face value) of Series B Notes were converted into 126,833 common shares (Note 9 d).

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

During the year ended March 31, 2024, the Company redeemed $135,710 of Series B Notes, through a cash payment of $162,851. A gain on redemption $18,540 was recognized as a result of this redemption, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities ($45,681 for the year ended March 31, 2024).

In total, the Company had issued $821,500 and $157,720 for Series A and Series B notes, respectively, out of which $821,500 and $22,010 for Series A Notes and Series B Notes remaining outstanding beyond their contractual maturity date as of March 31, 2024. As at March 31, 2023, $200,000 and $157,720 for Series A and Series B notes remained outstanding beyond their contractual maturity date.

The Series A and Series B notes continued to accrue interest, and no repayment demand notification was received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently; and it is management’s expectation that all of these notes will eventually convert. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

As of March 31, 2024, and March 31, 2023, the Company recorded accrued interest in the amount of $88,602 and $84,863, respectively, related to the Series B Notes.

During the years ended March 31, 2024, and March 31, 2023, the Company recognized interest expense in the amount of $3,739 and $7,886, respectively.

Series C Convertible Notes

As of March 31, 2024, the Company has issued Series C Notes in total of $1,812,700 (face value), out of which $590,000 (face value) of such convertible promissory notes were issued during the three months ended March 31, 2023.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

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

Net proceeds to the Company from Series C Notes issuance up to March 31, 2024 amounted to $1,100,430 after payment of the relevant financing related fees.

Prior to the final closing date (October 23, 2023), the Company determined that the conversion features contained in those Note, as well as the obligations to issue investor warrants and placement agent warrants represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion features, as well as the obligations related to investor warrant and placement agent warrant issuance. Subsequently, the exercise price of all warrants was concluded and locked to $4.18 and $2.09, respectively, for the note holder and placement agent warrants, as of the final closing date October 23, 2023. Since the exercise price was no longer a variable, the Company concluded that the noteholder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of October 23, 2023 and then transferred to equity (collectively, “End of warrants derivative treatment”) in the amount of $1,278,786 (Note 8).

For the Series C Notes, the Company recognized debt issuance costs of $207,361 during the year ended March 31, 2024 and treated these as debt discounts. The Company also recognized additional debt discount in the amount of $1,005,829 in connection with the recognition of derivative liabilities for the conversion features, investor warrants and placement agent warrants. The debt discounts are recorded as a contra liability against the convertible note and are amortized and recognized as accretion expenses using the effective interest method over the remaining lives of the Notes. Since total debt discount amount cannot exceed total gross proceeds upon issuance, the Company recognized accretion expenses up front of $134,013 and $184,417 during the years ended March 31, 2024, and March 31, 2023, respectively.

During the year ended March 31, 2024, and March 31, 2023 the Company recognized discount amortization of $693,518 and $195,828, respectively, on Series C Notes as accretion and amortization expense. As of March 31, 2024 and March 31, 2023, the remaining unamortized discount on Series C convertible notes was $1,232,274 and $578,589, respectively.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

As of March 31, 2024, and March 31, 2023, the Company recorded accrued interest in the amount of $253,643 and $2,598, respectively, related to the Series C Notes.

During the years ended March 31, 2024, and March 31, 2023, the Company recognized interest expense in the amounts of $251,045 and $2,598, respectively.

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

As of March 31, 2024, the discount on Other Convertible Notes was fully amortized. As of March 31, 2023, the remaining unamortized discount on Other Convertible Notes was $186,404.

During the year ended March 31, 2024, and March 31, 2023 the Company recognized discount amortization of $186,404 and $35,217, respectively, on the Notes as accretion and amortization expense.

Convertible Preferred Notes

The Company entered into a convertible preferred note financing on September 25, 2023 and issued a convertible note (“Preferred Note”) for a principal amount of $1,000,000. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 12% which is payable in cash monthly.

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

The Company entered into a convertible preferred note financing on January 9, 2024 and issued a convertible note (“Preferred Note”) for a principal amount of $114,303. The Preferred Note matures on the twenty-four (24) month anniversary of the issuance date, or if there be more than one closing pursuant to a qualified offering as defined in the financing agreement, the twenty-four (24) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 8% which is payable in cash quarterly.

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

As of March 31, 2024  , the Company recorded accrued interest in the amount of $4,103 related to the Preferred Notes.

During the year ended March 31, 2024, the Company recognized interest expense in the amount of $74,851.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of March 31, 2024, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the years ended March 31, 2024, and March 31, 2023 was $6,142 and $3,857, respectively, and was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $66,213 and $93,787 accretion expenses, during the years ended March 31, 2024, and March 31, 2023, respectively, related to the increase in present value of the loan over its term. For the year ended March 31, 2024, total repayments for the loan amounted to $341,675.

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of March 31, 2024, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during years ended March 31, 2024, and March 31, 2023, was $20,800 and $11,200, respectively, which was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $148,027 and $171,973 accretion expenses, during the years ended March 31, 2024, and March 31, 2023, respectively, related to the increase in present value of the loan over its term. As of March 31, 2024, total repayments for the loan amounted to $768,445.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of March 31, 2024, and March 31, 2023, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,723 and $12,312, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the years ended March 31, 2024, and March 21, 2023, the Company recorded interest expense in the amount of $150,411 and $43,562, respectively, related to the promissory note.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. As of March 31, 2024, the obligation to repay the principal balance at the original maturity date was waived for a finance charge of $50,000, which the Company recorded as interest expense in the in the statement of operations. As of March 31, 2024, the amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $Nil. During years ended March 31, 2024, and March 31, 2023, the Company recognized amortization of discount on this promissory note in the amounts of $7,304 and $29,460, respectively, as accretion and amortization expenses. As of March 31, 2024, the Company recorded accrued interest in the amount of $50,000 related to this promissory note.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds borrowed to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost in the amount of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. As of March 31, 2024, the amount of principal outstanding under this amended agreement was $93,848 and the remaining unamortized issuance cost discount was $2,800. During the year ended March 31, 2024, the Company recognized $29,700 of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $344,187 accretion expenses, during the year ended March 31, 2024, related to the increase in present value of the loan over its term. As of March 31, 2024, net repayments for the loan amounted to $543,083.

For the year ended March 31, 2023, net repayments for the above loans and promissory notes amounted to $1,476,121.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of March 31, 2024, the Company had drawn $1,286,792 in accounts receivable financing and $125,000 in inventory financing with aggregate principal outstanding of $1,411,792. During the year ended March 31, 2024, the Company recognized interest expense in the amount of $263,696. As of March 31, 2024, the Company recorded accrued interest in the amount of $23,879 related to the Revolving Facility.

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of March 31, 2024, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the year ended March 31, 2024 was $24,000 and was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $141,870 accretion expenses during the year ended March 31, 2024, related to the increase in present value of the loan over its term. As of March 31, 2024, net repayments for the loan amounted to $158,129.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue formal interest, but do contain administrative fees in the aggregate of $75,000. One of the notes matures three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 is due. The second note matures six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 is due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of March 31, 2024, the amount of principal outstanding on the note was $ 427,500, and accrued interest outstanding on the note was $75,000.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

On December 8, 2023, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $630,000, prior to the deduction of issuance costs in the amount of $15,750. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 44 weeks. The Company is required to make weekly payments of $19,195 ($844,200 in the aggregate). As of March 31, 2024, the amount of principal outstanding under this amended agreement was $443,185 and the remaining unamortized issuance cost discount was $10,023. During the year ended March 31, 2024, the Company recognized $5,727 of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $120,305 accretion expenses during year ended March 31, 2024, related to the increase in present value of the loan over its term. As of March 31, 2024, total repayments for the loan amounted to $249,535.

During February 2024, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $660,504 (the “Principal Amount”). The note has a fixed rate of interest at 12% per annum on the principle amount, payable monthly. As of March 31, 2024, the amount of principal outstanding on the note was $660,504, and accrued interest outstanding on the note was $7,101. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the year ended March 31, 2024, the Company recognized interest expense in the amount of $7,131 related to the promissory note.

On February 2, 2024, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $700,000, prior to the deduction of issuance costs in the amount of $35,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 35 weeks. The Company is required to make weekly payments of $29,235 ($1,008,000 in the aggregate). As of March 31, 2024, the amount of principal outstanding under this agreement was $581,105 and the remaining unamortized issuance cost discount was $26,879. During the year ended March 31, 2024, the Company recognized $8,121 of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $114,985 accretion expenses during year ended March 31, 2024, related to the increase in present value of the loan over its term. As of March 31, 2024, total repayments for the loan amounted to $204,645.

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due on each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. The Company and the Lender have negotiated the terms under which the Company will be allowed to extend the interest-only period and delay the start of principal repayment. The terms currently indicate principal repayment of $2.4 million ($600,000 per quarter), during the final two years of the term. A current portion of the term loan of $2,400,000 was reported in the Company’s current liabilities as of March 31, 2024. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000, along with other fees that may be assessed during the term of the loan.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests by using the proceeds from the loan.

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted as debt discount, and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. For the years ended March 31, 2024 and 2023, the amortization of debt discount expense was $206,224 and $202,138 respectively.

Total interest expense on the term loan for the years ended March 31, 2024 and 2023 $1,981,054 and $1,646,903, respectively. During November 2022, the unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

The Company had accrued interest payable of $795,656 and $239,614, respectively, as of March 31, 2024 and March 31, 2023.

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

In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants are accounted as a deduction from liability as well as a credit into additional paid-in capital and amortized using the effective interest method.

At March 31, 2024, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

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

As of March 31, 2024, the Company recorded accrued interest of $26,497 for the EIDL loan (March 31, 2023: $65,247).

Interest expense on the above loan was $32,744 and $32,654 for the years ended March 31, 2024 and 2023, respectively.

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

	Fiscal Year 2024 $	Fiscal Year 2023 $
Derivative liabilities, beginning of year	759,065	352,402
New issuance [Note 9]	964,446	-
Change in fair value of derivatives during the year	(92,961)	459,699
Reduction due to preferred shares redeemed [Note 9]	(194,882)	(53,036)
Derivative liabilities, end of year	1,435,668	759,065

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

The lattice methodology was used to value the derivative components, using the following assumptions:

	Fiscal Year	Fiscal Year
	2024	2023
Dividend yield (%)	12	12
Risk-free rate for term (%)	4.7 – 13.7	1.90 – 4.40
Volatility (%)	71.9 – 119.1	82.2 – 108.2
Remaining terms (Years)	0.25 – 2.01	0.5 – 1.12
Stock price ($ per share)	0.98 – 3.82	2.76 – 10.62

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity.

	Fiscal Year 2024 $	Fiscal Year 2023 $

Balance beginning of year	1,008,216	520,747
New Issuance	1,224,932	685,417
Conversion to common shares	(45,680)	(192,794)
Change in fair value of derivative liabilities	83,184	24,174
End of derivative treatment of warrants	(1,278,786)	-
Convertible note modification	-	14,082
Convertible note redemption	-	(43,410)
Balance end of year	991,866	1,008,216

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions:

	Fiscal Year	Fiscal Year
	2024	2023
Risk-free rate for term (%)	4.2 – 5.3	4.10 – 4.70
Volatility (%)	76.2 – 126.6	92.2 – 94.5
Remaining terms (Years)	0.25 – 1.49	1.34 – 1.59
Stock price ($ per share)	1.08 – 4.20	2.76 – 4.68

9. STOCKHOLDERS’ DEFICIENCY AND MEZZANINE EQUITY

(a)	Authorized and Issued Stock

As at March 31, 2024, the Company is authorized to issue 125,000,000 (March 31, 2023 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2023 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000    of which (March 31, 2023 – 20,000) are designated shares of Series A preferred stock ($0.001 par value) and 600 (March 31, 2023 – Nil) are designated shares of Series B preferred stock ($0.001 par value).

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

At March 31, 2024, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 9,514,440 (2023 – 8,752,510) shares; these were comprised of 9,353,768 (2023 – 8,508,052) shares of common stock and 160,672 (2023 – 244,458) exchangeable shares. At March 31, 2024, there were 6,304 Series A shares of Preferred Stock that were issued and outstanding (2023 – 6,304), and there were 180 shares of Series B Preferred Stock that were issued and outstanding (March 31, 2023 – nil). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at March 31, 2024 and 2023.

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of March 31, 2024 and 2023 was 6,304.

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

During the three months ended March 31, 2024, a further 110 Series B preferred shares were issued from to be issued preferred shares. The net proceeds received was in the amount of $925,000.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

Pursuant to the initial Purchase Agreement, on September 19, 2023, the Company filed a certificate of designations of Series B Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 600 shares of the Company’s shares of Preferred Stock as Series B Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series B Preferred Stock has a stated value of $10,000 per share.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

The Series B Preferred Stock was accounted for as Mezzanine Equity in accordance with ASC 480 - Distinguishing Liabilities from Equity and the embedded conversion and redemption features was separated from the host instrument and recognized as derivative liabilities with change in fair value at each reporting period end recognized in the consolidated statement of operations and comprehensive loss. (Note 8).

During the three months ended December 31, 2023, 40 Series B preferred shares and dividends accrued thereon were converted into 612,062 common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $228,727 and reduced its accrued dividends liability by $16,789. The Company also reduced the fair value of derivative liabilities by $119,359 in relation to related to the shares converted. The Company recognized corresponding credits to common share par value and paid in capital.

During the three months ended March 31, 2024, 25 Series B preferred shares and dividends accrued thereon were converted into 320,321 to be issued common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $142,. The Company also reduced the fair value of derivative liabilities related to the shares converted by $ 75,523. The Company recognized corresponding credits to be issued common shares.

A roll-forward of activity is presented below for the year ended March 31, 2024:

2024
$
Balance beginning of year – March 31	—
Net proceeds received pursuant to the issuance of preferred shares	2,825,000
Recognition of derivative liabilities (Note 8)	(964,446)
Conversion into common shares	(371,634)
Balance end of year – March 31	1,488,920

(d) Share issuances

Share issuances during the year ended March 31, 2024

The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying for a 3% placement fee and other issuance expenses. In addition, 20,846 shares of common stock were issued to existing holders as a result of make whole provisions associated with the Reverse Split.

The Company issued 92,125 common shares for services received with a fair value of $ 100,755 which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

Share issuances during the year ended March 31, 2023

During the three months ended June 30, 2022, the Company issued 67,406 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $406,117 that composed of face value of convertible promissory notes in amount of $302,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $104,118. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $457,025. The difference, that represented a loss on conversion between amounts of debt settled and fair value of common shares issued, was in the amount of $50,908 and was recorded as loss on conversion of convertible promissory notes in the consolidated statements of operations and comprehensive loss.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

Lastly, during the three months ended June 30, 2022, the Company issued 695 common shares for services received, with a fair value of $7,500.

During the three months ended September 30, 2022, the Company issued 19,612 common shares in connection with conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $135,274 that composed of face value of convertible promissory notes in amount of $100,000 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $35,274. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $175,295. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $40,020 and was recorded as loss on conversion of convertible promissory notes in the consolidated statements of operations and comprehensive loss.

During the three months ended September 30, 2022, the Company issued 3,796 common shares for services received, with a fair value of $30,287.

During the three months ended December 31, 2022, the Company issued 39,815 common shares in connection with the conversion of convertible notes (Note 5). The total amounts of debts settled is in amount of $207,002 that composed of face value of convertible promissory notes in amount of $153,600 (Note 5), carrying amount of conversion and redemption feature derived from notes in amount of $53,402. The fair value of the shares issued and to be issued was determined based on the market price upon conversion and was in the amount of $211,602. The difference, that represented a loss on conversion, between amounts of debts settled and fair value of common shares issued was in the amount of $4,600 and was recorded as loss on conversion of convertible promissory notes in the consolidated statements of operations and comprehensive loss.

In addition, the Company issued 17,544 common shares for services received with a fair value of $112,631 which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

During the three months ended March 31, 2023, the Company issued 372 common shares in connection with a cashless exercise of options. The Company recognized $1 of common shares and debited additional paid in capital for $2.

In addition, the Company issued 45,043 common shares in lieu of interest payment for a new convertible note (Note 5). The fair value of the shares issued was $221,351, which was determined based on closing stock price on the date of share issuance approval. The fair value of shares issued was recognized as a deferred cost, a contra liability to convertible notes, with a corresponding credit to additional paid in capital.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

(e) Shares to be issued

During the year ended March 31, 2024, the Company recorded 320,321 common shares to be issued to Series B preference shareholders for the conversion of 25 preferred shares, in the amount of $228,786. The Company also recorded 20,000 shares to be issued for services in the amount of $15,280.

During the year ended March 31, 2023, the Company issued 16,683 shares in satisfaction of its obligation of shares to be issued, and moved $77,300 out of the shares to be issued account into the additional paid in capital account. As at March 31, 2023, the Company has 23,723 outstanding shares remaining to be issued in connection with warrant exercises in prior fiscal year.

(f) Warrant issuances, exercises and other activity

Warrant issuances during the year ended March 31, 2024

During the year ended March 31, 2024, the Company issued 868,098 note holder warrants and 69,062 placement agent warrants related to the final closing of Series C convertible notes (Note 5). These warrants relate to Series C Convertible Notes. Prior to the final closing date (October 23, 2023) of Series C Convertible Notes, the Company determined that the obligations to issue note holder warrants and placement agent warrants represented a derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities. Subsequently, the exercise price of all warrants was concluded and locked to $4.18 and $2.09, respectively, for the note holder and placement agent warrants, as of the final closing date October 23, 2023. Since the exercise price was no longer a variable, the Company concluded that the note holder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of October 23, 2023 and then transferred to equity (collectively, “End of warrants derivative treatment”). The warrants were therefore recognized with a reduction of $1,278,786 against the derivative liability and a corresponding credit against paid in capital.

Warrant exercises and issuances during the year ended March 31, 2023

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

During the three months ended December 31, 2022, the Company issued 36,463 warrants as compensation to an executive of the Company who was not part of the Company stock options plan. The fair value of the warrants at issuance was $77,780 and was recognized as a general and administrative expense, with a corresponding credit to additional paid-in capital. In addition, the Company added 52,083 warrants to its outstanding warrant schedule in connection with warrants issued to Series B convertible note holders. This has no impact on paid-in capital as the fair value of warrants was already accounted for as part of the original Series B convertible note issuance accounting entries. Lastly, the Company extinguished and exchanged 51,101 warrants for promissory notes [Note 5] that resulted in an adjustment to additional paid-in capital in the amount of $71,768.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

Warrant issuances, exercises and expirations or cancellations during the fiscal years ended March 31, 2024 and 2023 as follows:

Warrant activity during the years ended March 31, 2024 and 2023 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2022	146,054	300,456	1,202,006	1,648,516
Expired/cancelled	(6,189)	(86,264)	(260,663)	(353,116)
Exercised	—	—	(53,066)	(53,066)
Issued	—	65,149	—	65,149
As at March 31, 2023	139,865	279,341	888,277	1,307,483
Expired/cancelled	—	(25,347)	(888,277)	(913,624)
Issued	69,062	—	868,098	937,160
As at March 31, 2024	208,927	253,994	868,098	1,331,019
Exercise Price	$ 2.09 to $22.50	$ 2.69 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to Dec 2032	October 2027

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

The Plan shall continue in effect until its termination by the board of directors or committee formed by the board; provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date. The maximum number of shares of stock that may be issued under the Plan shall be equal to 1,241,422 shares ; provided that the maximum number of shares of stock that may be issued under the Plan pursuant to awards shall automatically and without any further Company or shareholder approval, increase on January 1 of each year for not more than 10 years from the effective date, so the number of shares that may be issued is an amount no greater than 20% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

During the year ended March 31, 2024, the Company granted 7,210 stock options (2023: 298,343 options  ) with a weighted average grant date exercise price of $2.774 (2023: $6.817). The Company recorded stock-based compensation of $1,025,930 (2023: $647,631) under selling, general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities during the fiscal year ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)

Outstanding at March 31, 2023	1,264,890	$9.29	6.30	$8,185,321
Adjustment for rounding effect of Reverse Split	12,655	-	-	-
Granted	7,210	$2.77	9.01	-
Expired	(39,520)	$3.89	3.76	-
Forfeited	(5,362)	$12.30	8.85	-
Outstanding at March 31, 2024	1,239,873	$9.39	5.35	$9,705,937
Vested and expected to vest at March 31, 2024	1,239,873	$9.32	5.35	$9,806,024
Vested and exercisable at March 31, 2024	1,134,642	$9.62	5.10	$9,320,582

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of March 31, 2024 and fair value of common stock adjusted for the Reverse Split as of March 31, 2023 of $1.48 and $2.81 per share, respectively.

The following table summarizes the stock option activities during the fiscal year ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)

Outstanding at March 31, 2022	1,235,192	$14.08	5.75	$567,694
Granted	285,657	$6.60	9.95	-
Exercised	(374)	4.44	-
Expired	(222,331)	$30.69	4.83	-
Forfeited	(33,254)	$6.50	6.86	-
Outstanding at March 31, 2023	1,264,890	$9.29	6.30	$8,185,321
Vested and expected to vest at March 31, 2023	1,264,890	$9.29	6.30	$8,185,321
Vested and exercisable at March 31, 2023	960,521	$10.10	5.54	$1,165,124

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of March 31, 2023 and fair value of common stock adjusted for the Reverse Split as of March 31, 2022 of $2.81 and $13.62 per share, respectively.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective years ended March 31:

	2024	2023
Exercise price ($)	2.78	2.7 – 13.62
Risk free interest rate (%)	3.85	2.20 – 4.40
Expected term (Years)	10.0	10.0
Expected volatility (%)	117.1	71 – 121.2
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	2.3	2.16 – 11.97
Expected forfeiture (attrition) rate (%)	0.00	0.00

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

There were no issuances under either the 2023 Plan or the ESPP as of March 31, 2024 and 2023.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

10. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	Year ended March 31, 2024	Year ended March 31, 2023
	$	$
Net loss	(14,094,283)	(18,658,143)

Expected income tax recovery	(3,664,514)	(4,851,117)
Non-deductible expenses	882,745	648,813
Other temporary differences	(4,160)	(4,160)
Change in valuation allowance	2,785,929	4,206,464
	—	—

Deferred tax assets

	As at March 31, 2024	As at March 31, 2023
	$	$
Non-capital loss carry forwards	18,211,344	15,421,255
Other temporary differences	7,963	12,123
Valuation allowance	(18,219,307)	(15,433,378)
	—	—

As of March 31, 2024 and 2023, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2024 and 2023, the Company has approximately $70,043,631 and $59,312,517 , respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2035 to 2039.

As of March 31, 2024, and 2023 the Company was not subject to any uncertain tax positions.

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at March 31, 2024 and, consequently, no provision for such has been recognized in the consolidated financial statements.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

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

	2024	2023
Right of Use Asset	$	$
Beginning balance at March 31	1,587,492	1,242,700
New leases	-	685,099
Amortization	(365,899)	(340,307)
Ending balance at March 31	1,221,593	1,587,492

	2024	2023
Lease Liability	$	$
Beginning balance at March 31	1,722,095	1,330,338
New leases	-	685,099
Repayment and interest accretion	(335,609)	(293,342)
Ending balance at March 31	1,386,486	1,722,095

Current portion of operating lease liability	457,371	335,608
Noncurrent portion of operating lease liability	929,115	1,386,487

The operating lease expense was $564,167 for the year ended March 31, 2024 (2023: $405,496) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $509,041 and $341,558 during the years ended March 31, 2024 and March 31, 2023, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at March 31, 2024:

Calendar year	$
2024	552,293
2025	600,288
2026	565,359
2027 and beyond	-
Total undiscounted lease liability	1,717,940
Less imputed interest	(331,454)
Total	1,386,486

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2024 and 2023

(Expressed in US Dollars)

13. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the fiscal years ended March 31, 2024 , and March 31, 2023. The Company recognized depreciation expense for these assets in the amount of $5,953 during the years ended March 31, 2024 and 2023.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2022	16,839	12,928	29,767
Additions	—	—	—
Balance at March 31, 2023	16,839	12,928	29,767
Additions	—	—	—
Balance at March 31, 2024	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2022	1,308	1,000	2,308
Additions	3,367	2,586	5,953
Balance at March 31, 2023	4,675	3,587	8,262
Additions	3,367	2,586	5,953
Balance at March 31, 2024	8,042	6,173	14,215

Net book value
Balance at March 31, 2023	12,164	9,432	21,506
Balance at March 31, 2024	8,797	6,755	15,552

14. SUBSEQUENT EVENTS

During the period from April 1 to June 25, 2024, the following events occurred:

●	The Company issued 110 Series B preferred shares valued at $1.1 million (face value), for net proceeds of $867,532 after issuance discounts and transaction fees. It also issued a further 55 Series B preferred shares valued at $550,000 (face value, for net proceeds of $445,000, in a separate transaction.
●	The Company issued 320,321 common shares to Series B preferred shareholders in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions. During May 2024, the Company issued another 287,458 common shares to Series B preferred shareholders for an additional request to convert 25 Series B preferred shares.
●	The Company issued 1,344,709 common shares to Series C convertible note holders upon receiving conversion requests for $1,177,700 (face value) of Series C convertible notes.
●	The Company issued 8,952,170 common shares upon conversion of 6,104 Series A preferred shares and the respective accrued dividends, thereon.
●	The Company issued 1,000,413 common shares in settlement of $741,316 in accounts payable. The Company also issued 40,000 common shares to a vendor as compensation for consulting services.
●	The Company raised $125,227 from the sale of 97,811 shares, pursuant to a registration statement filed on May 15, 2024.

