Form 10-Q
period 2024-06-30
BIOTRICITY INC.
filed 2024-08-19
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BTCY	OTCQB

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,454,644 shares of Common Stock, $0.001 par value, at August 19, 2024. As at that same date, the Company also has 160,672 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 22,615,316 outstanding voting securities.

BIOTRICITY INC.

2

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 (unaudited) AND MARCH 31, 2024 (audited)

(Expressed in US Dollars)

	As at June 30, 2024	As at March 31, 2024
	$	$
CURRENT ASSETS
Cash	100,731	786,060
Accounts receivable, net	1,517,887	1,468,655
Inventory [Note 3]	1,913,290	1,879,402
Deposits and other receivables	562,245	336,456
Total current assets	4,094,153	4,470,573

Deposits and other receivables [Note 10]	85,000	85,000
Long-term accounts receivable	103,494	149,907
Property and equipment [Note 12]	14,064	15,552
Operating right of use assets [Note 10]	1,124,016	1,221,593
TOTAL ASSETS	5,420,727	5,942,625

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	8,089,505	9,473,118
Convertible promissory notes and short term loans [Note 5]	8,499,158	9,376,471
Term loan, current	3,000,000	2,400,000
Derivative liabilities [Note 8]	516,107	991,866
Operating lease obligations, current [Note 10]	475,026	457,371
Total current liabilities	20,579,796	22,698,826

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	9,436,864	9,985,033
Derivative liabilities [Note 8]	1,323,374	1,435,668
Operating lease obligations	803,380	929,115
TOTAL LIABILITIES	33,014,214	35,919,442

MEZZANINE EQUITY
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 shares authorized as of June 30, 2024 and March 31, 2024, respectively, 405 and 265 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively [Note 9]	2,186,203	1,488,920

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,979,400 shares authorized as of June 30, 2024 and March 31, 2024, respectively, 1 share issued and outstanding as of June 30, 2024 and March 31, 2024 [Note 9]	1	1
Series A preferred stock, $0.001 par value, 20,000 shares authorized as at June 30, 2024 and March 31, 2024, respectively, 200 and 6,304 preferred shares issued and outstanding as at June 30, 2024 and March 31, 2024, respectively [Note 9]	0	6
Common stock, $0.001 par value, 125,000,000 shares authorized as at June 30, 2024 and March 31, 2024, respectively. Issued and outstanding common shares: 21,484,396 and 9,353,768 as at June 30, 2024 and March 31, 2024, respectively, and exchangeable shares of 160,672 outstanding as at June 30, 2024 and March 31, 2024, respectively [Note 9]	21,645	9,515
Shares to be issued 321,757 and 324,276 shares of common stock as at June 30, 2024 and March 31, 2024, respectively) [Note 9]	359,709	269,065
Additional paid-in-capital	104,231,071	95,723,083
Accumulated other comprehensive income	55,961	32,378
Accumulated deficit	(134,448,077)	(127,499,785)
Total stockholders’ deficiency	(29,779,690)	(31,465,737)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	5,420,727	5,942,625

Commitments and contingencies [Note 11]

Subsequent events [Note 13]

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023 (unaudited)

(Expressed in US Dollars)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	$	$

REVENUE	3,201,743	3,020,765

Cost of Revenue	838,575	1,104,061
GROSS PROFIT	2,363,168	1,916,704

OPERATING EXPENSES
Selling, general and administrative expenses	2,966,119	3,520,215
Research and development expenses	513,895	712,975
TOTAL OPERATING EXPENSES	3,480,014	4,233,190
LOSS FROM OPERATIONS	(1,116,846)	(2,316,486)

Interest expense	(768,673)	(660,512)
Accretion and amortization expenses [Note 5,6]	(1,144,728)	(557,219)
Change in fair value of derivative liabilities [Note 8]	(306,862)	101,452
Gain (loss) upon convertible promissory notes conversion and redemption [Note 9]	(127,611)	6,448
Other income (expense) [Note 9]	(229,800)	13,435
NET LOSS BEFORE INCOME TAXES	(3,694,520)	(3,412,882)

Income taxes [Note 3]	—	—
NET LOSS BEFORE DIVIDENDS	(3,694,520)	(3,412,882)

Preferred Stock Dividends	(199,092)	(188,697)
Deemed Dividends [Note 9]	(3,054,680)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(6,948,292)	(3,601,579)

Translation adjustment	23,583	(175,830)

COMPREHENSIVE LOSS	(6,924,709)	(3,777,409)

LOSS PER SHARE, BASIC AND DILUTED	(0.490)	(0.411)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,169,441	8,752,510

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023 (unaudited)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	165	840,191	840,191										-
Issuance of common shares from shares to be issued [Note 9]						320,321	320	(320,321)	(228,786)	228,466			-
Issuance of common shares from at-the-market transaction [Note 9]						97,811	98			125,129			125,227
Conversion of mezzanine equity into common shares [Note 9]	(25)	(142,908)	(142,908)			345,204	345			231,377			231,722
Conversion of preferred shares into common shares [Note 9]				(6,104)	(6)	8,952,170	8,952			4,925,756			4,934,702
Conversion of convertible notes into common shares [Note 9]						1,344,709	1,345	287,802	311,790	1,895,464			2,208,599
Issuance of shares for services [Note 9]						70,000	70	10,000	7,640	53,410			61,120
Issuance of shares for settlement of accounts payable [Note 9]						1,000,413	1,000			989,408			990,408
Stock based compensation - ESOP [Note 9]										58,978			58,978
Translation adjustment											23,583		23,583
Net loss before dividends for the period												(3,694,520)	(3,694,520)
Preferred stock dividends												(199,092)	(199,092)
Deemed Dividend [Note 9]												(3,054,680)	(3,054,680)
Balance, June 30, 2024	405	2,186,203	2,186,203	201	1	21,645,068	21,645	321,757	359,709	104,231,071	55,961	(134,448,077)	(29,779,690)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2023 (audited)	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	211,180	—	—	211,180
Translation adjustment	—	—	—	—	—	—	—	(175,830)	—	(175,830)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(3,412,882)	(3,412,882)
Preferred stock dividends	—	—	—	—	—	—	—	—	(188,697)	(188,697)
Balance, June 30, 2023 (unaudited)	6,305	7	8,752,510	8,753	3,955	24,999	93,055,658	(328,627)	(116,172,404)	(23,411,614)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

(Expressed in US Dollars)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,694,520)	(3,412,882)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	58,978	211,180
Issuance of shares for services	61,120	—
Issuance of warrants for services	—	—
Accretion and amortization expenses	1,144,728	557,219
Change in fair value of derivative liabilities	306,862	(101,452)
(Gain) loss upon convertible promissory notes conversion and redemption	376,704	(6,448)
Property and equipment depreciation	1,488	1,489
Non-cash lease expense	97,577	87,801
Changes in operating assets and liabilities:
Accounts receivable, net	(2,819)	(331,009)
Inventory	(33,888)	121,446
Deposits and other receivables	(225,789)	(32,333)
Accounts payable and accrued liabilities	415,319	1,072,871
Net cash used in operating activities	(1,494,240)	(1,832,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	125,221	—
Issuance of preferred shares, net	1,312,532	—
Proceeds from convertible debentures, net	280,000	855,538
Proceeds from short term loan and promissory notes, net	(837,606)	479,656
Preferred Stock Dividend	(11,967)	(6,049)
Net cash provided by (used in) financing activities	868,180	1,329,145

Net decrease in cash during the period	(626,060)	(502,973)
Effect of foreign currency translation	(59,269)	(16,054)
Cash, beginning of period	786,060	570,460
Cash, end of period	100,731	51,433

Supplemental disclosure of cash flow information:
Interest paid	707,412	258,689
Taxes	—	—

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

The Company (directly and through its subsidiary) is engaged in research and development activities within the remote monitoring segment of preventative care. It is focused on a realizable healthcare business model that has an existing market and commercialization pathway. As such, its efforts to date have been devoted to building and commercializing an ecosystem of technologies that enable access to this market.

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

The condensed consolidated interim financial statements of the Company have been prepared on a historical cost basis except derivative liabilities which are carried at fair value.

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period consolidated financial statement presentation.

Reverse Split

On June 29, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation to effect a one-for-six (1-for-6) share consolidation (the “Reverse Split”). The Reverse Split became effective on July 3, 2023. As a result of the Reverse Split, every six shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share or to the number of shares authorized and began trading on a post-Reverse Split basis under the Company’s existing trading symbol, “BTCY,” on July 3, 2023. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock was automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share: 20,846 shares were issued for this purpose on July 19, 2023. Lastly, the Reverse Split does not impact the amount of authorized, issued or outstanding shares of preferred stock.

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

Going Concern, Liquidity and Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of commercializing its product ecosystem and is concurrently continuing in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of June 30, 2024, had an accumulated deficit of $134,448,077 and a working capital deficiency of $16,485,643. Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated interim financial statements. The condensed consolidated interim financial statements do not include adjustments that might result from the outcome of this uncertainty.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company.

During the fiscal year ended March 31, 2023, the Company raised funds through short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders, and also raised funds through convertible notes, net of redemptions of $2,355,318 from various lenders.

During the fiscal year ended March 31, 2024, the Company raised funds through short-term loans and promissory notes, net of repayments of $853,030 and convertible notes, net of redemptions of $2,962,386 from various lenders. The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying a 3% placement fee and other issuance expenses.

Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”), at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000 for the Series B Preferred Stock. During the three months ended March 31, 2024, 110 Series B preferred shares were issued for net proceeds in the amount of $925,000. During the three months ended June 30, 2024, 165 Series B preferred shares were issued for net proceeds in the amount of $1,312,532. The Company also raised $300,000 from the issuance of convertible notes to a lender. Lastly, the Company sold 97,811 common shares through use of its registration statement, for net proceeds of $125,227.

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

JUNE 30, 2024 (Unaudited)

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

The Company recognized the following forms of revenue for the three months ended June 30, 2024 and 2023:

	2024	2023
	$	$
Technology fees	3,016,250	2,768,918
Device sales	185,493	251,847
	3,201,743	3,020,765

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

	June 30, 2024	March 31, 2024
	$	$
Raw material	1,099,433	1,128,700
Finished goods	813,857	750,702

	1,913,290	1,879,402

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

Significant accounts that require estimates as the basis for determining the stated amounts include share-based compensation, impairment analysis and fair value of warrants, promissory notes, convertible notes and derivative liabilities:

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

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

●	Provisions

Provisions are recognized when the Company has a present obligation, legal or constructive, as a result of a previous event, if it is probable that the Company will be required to settle the obligation, and a reliable estimate can be made of the obligation. The amount recognized is the best estimate of the expenditure required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligations. Provisions are reviewed at the end of each reporting period and adjusted to reflect the current best estimate of the expected future cash flows.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, options, convertible promissory notes, convertible preferred stock, shares to be issued and restricted stock awards while outstanding are considered common stock equivalents for this purpose. Diluted earnings are computed utilizing the treasury method for the warrants, stock options, shares to be issued and restricted stock awards. Diluted earnings with respect to the convertible promissory notes and convertible preferred stock utilizing the if-converted method were not applicable during the periods presented as no conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

Cash

Cash includes cash on hand and balances with banks.

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar, and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, consolidated balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholders’ deficiency. The Company has not, to the date of these condensed consolidated interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

JUNE 30, 2024 (Unaudited)

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$100,731	$100,731	$—	$—
Total assets at fair value	$100,731	$100,731	$—	$—

Liabilities:
Derivative liabilities, short-term	$516,107	$—	$—	$516,107
Derivative liabilities, long-term	1,323,374	—	—	1,323,374
Total liabilities at fair value	$1,839,481	$—	$—	$1,839,481

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$786,060	$786,060	$—	$—
Total assets at fair value	$786,060	$786,060	$—	$—

Liabilities:
Derivative liabilities, short-term	$991,866	$—	$—	$991,866
Derivative liabilities, long-term	1,435,668	—	—	1,435,668
Total liabilities at fair value	$2,427,534	$—	$—	$2,427,534

There were no transfers between fair value hierarchy levels during the three months ended June 30, 2024 and 2023.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2024 and March 31, 2024, the Company believes there was no impairment of its long-lived assets.

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

JUNE 30, 2024 (Unaudited)

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of June 30, 2024 and 2023.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

On March 28, 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 is designed to clarify the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. There is no significant impact from adopting ASU No. 2023-01 on the Company’s financial condition, results of operations, and cash flows.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. There is no significant impact from adopting ASU 2023-07 on the Company’s financial condition, results of operations, and cash flows.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2024	As at March 31, 2024
	$	$
Trade and other payables	4,811,090	5,081,992
Accrued liabilities	3,199,402	4,369,576
Deferred revenue	79,013	21,550
Total	8,089,505	9,473,118

Trade and other payables and accrued liabilities as at June 30, 2024 and March 31, 2024 included $246,058 and $837,945, respectively, due to a shareholder, who is a director and executive of the Company.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

During the three months ended June 30, 2024, and June 30, 2023, the Company recognized discount amortization of $nil and $15,836, respectively as accretion and amortization expense. As of June 30, 2024, the discount on Series A convertible notes was fully amortized.

As of June 30, 2024, and March 31, 2024, the Company recorded $198,339 and $173,762, respectively, of interest accruals for the Series A Notes.

During the three months ended June 30, 2024, and June 30, 2023, the Company recognized interest expense in the amount of $20,567 and $24,577, respectively, on Series A convertible notes.

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

JUNE 30, 2024 (Unaudited)

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

During the three months ended June 30, 2024, the Company redeemed $16,667 of Series B Notes, through a cash payment of $20,000. A gain on redemption $3,226 was recognized as a result of this transaction, representing the difference between the cash payment and the face value of Series B Notes redeemed and related derivative liabilities at the time of redemption ($6,559).

In total, the Company had issued $821,500 and $157,720 for Series A and Series B notes, respectively, out of which $821,500 and $5,343 for Series A Notes and Series B Notes remaining outstanding beyond their contractual maturity date as of June 30, 2024. As at March 31, 2024, $821,500 and $22,010 for Series A and Series B notes remained outstanding beyond their contractual maturity date.

The Series A and Series B notes continued to accrue interest, and no repayment demand notification was received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently; and it is management’s expectation that all of these notes will eventually convert.

As of June 30, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $88,821 and $88,602, respectively, related to the Series B Notes.

During the three months ended June 30, 2024, and June 30, 2023, the Company recognized interest expense in the amount of $219 and $1,669, respectively.

Series C Convertible Notes

The Company has issued Series C Notes in total of $1,812,700 (face value) by March 31, 2024, with net proceeds of $1,100,430 after payment of the relevant financing related fees.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

During the three months ended June 30, 2024, and June 30, 2023 the Company recognized discount amortization of $867,091 and $85,683, respectively, on Series C Notes as accretion and amortization expense. As of June 30, 2024 and March 31, 2024, the remaining unamortized discount on Series C convertible notes was $365,183 and $1,232,274, respectively.

During the three months ended June 30, 2024, convertible notes with a face value of $1,387,700 were converted into 1,344,709 of common shares, and 287,802 shares to be issued, with a fair value of $2,208,599. The fair value of common shares issued and to be issued were determined based on market price upon conversion. Total value of debt settled is in the amount of $2,077,762, which consisted of the face value of notes converted, accrued interest of $214,446, and relevant derivative liability of $475,616. The Company recognized a loss upon conversion of $130,837, representing the difference between the value of debt settled and fair value of shares issued and to be issued.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

As of June 30, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $71,940 and $253,643, respectively, related to the Series C Notes.

During the three months ended June 30, 2024, and June 30, 2023, the Company recognized interest expense in the amounts of $36,754 and $46,523, respectively.

Other Convertible Notes

On January 23, 2023, the Company issued $2,000,000 (face value) in convertible preferred notes (“the Notes”) to an accredited investor. The Notes mature 18 months from the issuance date. This note bears interest rate at a fixed rate of 10% in the form of stock with a strike price equal to the closing stock price on the note issuance date. Therefore, the Company issued 45,045 shares of common stock in lieu of interest on this convertible note. These shares were valued at $221,621 and were recognized as a deferred cost on the convertible note, recorded as a contra liability against the convertible note, and were amortized and recognized as accretion expense using the effective interest rate method over the remaining lives of the Notes.

The conversion of the Notes is automatic upon a Qualified Financing which is in the control of the Company, or at maturity of the notes, upon mutual agreement by the noteholder and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Notes.

As of June 30, 2024, and March 31, 2024, respectively, the discount on Other Convertible Notes was fully amortized.

During the three months ended June 30, 2024, and June 30, 2023 the Company recognized discount amortization of $nil and $55,254, respectively, on the Notes as accretion and amortization expense.

Convertible Preferred Notes

The Company entered into a convertible preferred note financing on September 25, 2023 and issued a convertible note (“Preferred Note”) for a principal amount of $1,000,000. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 12% which is payable in cash monthly.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

The Company also entered into a convertible preferred note financing on October 25, 2023 and issued a convertible note (“Preferred Note”) for a principal amount of $250,000. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 12% which is payable in cash monthly.

The Company entered into a convertible preferred note financing on January 9, 2024 and issued a convertible note (“Preferred Note”) for a principal amount of $114,303. The Preferred Note matures on the twenty-four (24) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the twenty-four (24) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 8% which is payable in cash quarterly.

The Company entered into a convertible preferred note financing on June 17, 2024 and issued a convertible note (“Preferred Note”) for a principal amount of $300,000. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears no interest.

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

As of June 30, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $8,532 and $4,103, respectively, related to the Preferred Notes.

During the three months ended June 30, 2024 and 2023, the Company recognized interest expense in the amount of $38,513 and Nil, respectively.

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of June 30, 2024, and March 31, 2024, respectively, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three months ended June 30, 2024, and June 30, 2023 was $nil and $3,250, respectively, and was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $nil and $49,971 accretion expenses, during the three months ended June 30, 2024, and June 30, 2023, respectively, related to the increase in present value of the loan over its term.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of June 30, 2024, and March 31, 2024, respectively, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three months ended June 30, 2024, and June 30, 2023, was $nil and $9,600, respectively, which was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $nil and $106,977 accretion expenses, during the three months ended June 30, 2024, and June 30, 2023, respectively, related to the increase in present value of the loan over its term.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of June 30, 2024, and March 31, 2024 the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,620 and $12,723, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three months ended June 30, 2024, and June 30, 2023, the Company recorded interest expense in the amount of $37,397 and $37,500, respectively, related to the promissory note.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. During the year ended March 31, 2024, the obligation to repay the principal balance at the original maturity date was waived for a finance charge of $50,000, which the Company recorded as interest expense in the in the statement of operations. As of June 30, 2024, and March 31, 2024, the amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $Nil. During the three months ended June 30, 2024, and June 30, 2023, the Company recognized amortization of discount on this promissory note in the amounts of $nil and $7,304, respectively, as accretion and amortization expenses. As of June 30, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $50,000 related to this promissory note.

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds borrowed to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost in the amount of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. During the three months ended June 30, 2024, and June 30, 2023, the Company recognized $2,800 and $3,600, respectively, of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $4,152 and $56,440 accretion expenses, during the three months ended June 30, 2024, and June 30, 2023, respectively, related to the increase in present value of the loan over its term. During the three months ended June 30, 2024, and June 30, 2023, net repayments for the loan amounted to $147,000 and $109,667, respectively.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of June 30, 2024, and March 31, 2024 the Company had drawn $1,398,111 and $1,286,792, respectively, in accounts receivable financing and $nil and $125,000, respectively, in inventory financing with aggregate principal outstanding of $1,411,792 and $1,411,792, respectively. During the three months ended June 30, 2024, and June 30, 2023 the Company recognized interest expense in the amount of $105,233 and $45,217, respectively. As of June 30, 2024, and March 31, 2024 the Company recorded accrued interest in the amount of $23,979 and $23,879 related to the Revolving Facility.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of June 30, 2024, and March 31, 2024, the principal was fully repaid and discount for this loan was fully amortized. No repayments were made during the three months ended June 30, 2024.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue formal interest, but do contain administrative fees in the aggregate of $75,000. One of the notes matures three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 is due. The second note matures six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 is due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of June 30, 2024, and March 31, 2024 the amount of principal outstanding on the note was $302,500 and $427,500, respectively. Accrued interest outstanding on the note as of June 30, 2024, and March 31,2024, was $75,000, respectively. During the three months ended June 30, 2024, net repayments towards the principal amount of the notes amounted to $125,000.

On December 8, 2023, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $630,000, prior to the deduction of issuance costs in the amount of $15,750. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 44 weeks. The Company is required to make weekly payments of $19,195 ($844,200 in the aggregate). As of June 30, 2024, and March 31, 2024, the amount of principal outstanding under this amended agreement was $258,216 and $443,185, respectively, and the remaining unamortized issuance cost discount was $5,369 and $10,023, respectively. During the three months ended June 30, 2024, the Company recognized $4,653 of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $64,566 accretion expenses during the three months ended June 30, 2024, related to the increase in present value of the loan over its term. During the three months ended June 30, 2024, total repayments for the loan amounted to $230,340.

During January 2024, the Company entered into a short term loan agreement with an individual lender that resulted in gross proceeds of $140,000 (the “Principal Amount”). The loan has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. As of June 30, 2024, and March 31, 2024, the amount of principal outstanding on the note was $140,000. As of June 30, 2024, and March 31, 2024, accrued interest outstanding on the note was $6,996 and $nil, respectively. The loan continues to accrue interest, and no repayment demand notification was received from lender. During the three months ended June 30, 2024, the Company recognized interest expense in the amount of $ $6,996 related to the short term loan.

During February 2024, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $660,504 (the “Principal Amount”). The note has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. As of June 30, 2024, and March 31, 2024, the amount of principal outstanding on the note was $660,504. As of June 30, 2024, and March 31, 2024, accrued interest outstanding on the note was $26,917 and $7,101, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three months ended June 30, 2024, the Company recognized interest expense in the amount of $19,774 related to the promissory note.

On February 2, 2024, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $700,000, prior to the deduction of issuance costs in the amount of $35,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 35 weeks. The Company is required to make weekly payments of $29,235 ($1,008,000 in the aggregate). As of June 30, 2024, and March 31, 2024, the amount of principal outstanding under this agreement was $337,487 and $581,105, respectively, and the remaining unamortized issuance cost discount was $13,683 and $26,879, respectively. During the three months ended June 30, 2024, the Company recognized $13,196 of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $136,437 accretion expenses during the three months ended June 30, 2024, related to the increase in present value of the loan over its term. During the three months ended June 30, 2024, total repayments for the loan amounted to $321,585.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. The Company and the Lender have negotiated the terms under which the Company will be allowed to extend the interest-only period and delay the start of principal repayment. The negotiated terms indicate principal repayment of $2.4 million ($600,000 per quarter), during the final two years of the term. A current portion of the term loan of $3,000,000 and $2,400,000 was reported in the Company’s current liabilities as of June 30, 2024 and March 31, 2024, respectively. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000, along with other fees that may be assessed during the term of the loan.

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

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted as debt discount, and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. For the three months ended June 30, 2024 and 2023, the amortization of debt discount expense was $51,831 and $50,942 respectively.

During November 2022, unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

Total interest expense on the term loan for the three months ended June 30, 2024 and 2023 $491,352 and $493,100, respectively.

The Company had accrued interest payable of $972,008 and $795,656, respectively, as of June 30, 2024 and March 31, 2024.

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

In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants are accounted as part of the debt discount as well as a credit into additional paid-in capital and amortized using the effective interest method.

At June 30, 2024, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

As of June 30, 2024 and March 31, 2024, the Company recorded accrued interest of $17,149 and $26,497, respectively, for the EIDL loan.

Interest expense on the above loan was $8,141 and $8,141 for the three months ended June 30, 2024 and June 30, 2023, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the three months ended June 30, 2024 and 2023:

	Fiscal Year 2025	Fiscal Year 2024
	$	$
Derivative liabilities, beginning of period - March 31	1,435,668	759,065
New issuance [Note 9]	472,341	—
Change in fair value of derivatives during period – June 30	300,438	(79,827)
Reduction due to preferred shares converted [Note 9]	(885,073)	—
Derivative liabilities, end of period	1,323,374	679,238

The lattice methodology was used to value the derivative components of Series A Preferred Stock, using the following assumptions during the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Dividend yield (%)	12	12
Risk-free rate for term (%)	5 - 5.1	4.7 – 13.7
Volatility (%)	91.2 - 118.3	71.9 – 119.1
Remaining terms (Years)	0.92 - 1.59	0.25 – 2.01
Stock price ($ per share)	0.9 - 1.14	0.98 – 3.82

The Monte Carlo simulation methodology was used to value the derivative components of Series B Preferred Stock, using the following assumptions during the three months ended June 30, 2024:

June 30, 2024
Dividend yield (%)	12
Risk-free rate for term (%)	4.7 - 5.1
Volatility (%)	154.9 - 182.2
Remaining terms (Years)	1.22 - 2
Stock price ($ per share)	0.9 - 1.34

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the three months ended June 30, 2024 and 2023:

	Fiscal Year 2025	Fiscal Year 2024
	$	$

Balance beginning of period – March 31	991,866	1,008,216
New Issuance	—	1,014,703
Conversion to common shares	(475,616)	—
Change in fair value of derivative liabilities	6,416	(21,625)
Convertible note redemption	(6,559)	(16,513)
Balance end of period – June 30	516,107	1,984,781

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the three months ended June 30, 2024 and 2023, using the following assumptions:

	June 30, 2024	June 30, 2023
Risk-free rate for term (%)	5 - 5.2	4.2 - 5
Volatility (%)	91.2 - 120.5	93.8 - 126.6
Remaining terms (Years)	0.25 - 0.44	0.5 - 1.49
Stock price ($ per share)	0.9 - 1.45	0.46 - 0.7

9. STOCKHOLDERS’ DEFICIENCY

(a) Authorized and Issued Stock

As at June 30, 2024, the Company is authorized to issue 125,000,000 (March 31, 2024 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2024 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2024 – 20,000) are designated shares of Series A preferred stock ($0.001 par value) and 600 (March 31, 2024 – 600) are designated shares of Series B preferred stock ($0.001 par value).

At June 30, 2024, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 21,645,068 (March 31, 2024 – 9,514,440) shares; these were comprised of 21,484,396 (March 31, 2024 – 9,353,768) shares of common stock and 160,672 (March 31, 2024 – 160,672) exchangeable shares. At June 30, 2024, there were 200 Series A shares of Preferred Stock that were issued and outstanding (March 31, 2024 – 6,304), and there were 405 shares of Series B Preferred Stock that were issued and outstanding (March 31, 2024 – 265). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at June 30, 2024 and March 31, 2024.

(b) Series (A) Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of June 31, 2024 and 2023 was 200 and 6,304, respectively.

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

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

Preferred Stock Dividends

Dividends shall be paid at the rate of 12% per annum of the amount of the Series A Preferred Stockholder’s (the “Holder”) Purchase Price. Dividends shall be paid quarterly unless the Holder and the Company mutually agree to accrue and defer any such dividend.

Conversion

The Series A Preferred Stock is convertible into shares of common stock commencing 24 months after the issuance date of the Series A Preferred Stock; on a monthly basis, up to 5% of the aggregate amount of the Purchase Price can be converted (subject to adjustment for changes in the Holder’s ownership of the underlying Series A Preferred Stock) subsequent to that issuance anniversary. The conversion price is equal to the greater of $.001 or a 15% discount to the volume-weighted average price (“VWAP”) of the Company’s common stock five Trading Days immediately prior to the conversion date (the “Conversion Rate). Additionally, subject to certain provisions, the Holder may exchange its Series A Preferred Stock into any common stock financing being conducted by the Company at a 15% discount to the pricing of that financing.

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

During the three months ended June 30, 2024, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 relevant accrued dividend were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142), was $3,054,679 and was recognized as a deemed dividend expense.

(c) Series B Preferred Stock and Mezzanine Equity

On September 19, 2023, the Company entered into a security purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share of Preferred Stock, and after accounted for other issuance related costs, the net proceeds received was in the amount of $1,900,000.

During the three months ended March 31, 2024, a further 110 Series B preferred shares were issued for net proceeds of $925,000. During the three months ended June 30, 2024, 165 Series B preferred shares were issued for net proceeds of $1,312,532.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

During the three months ended December 31, 2023, 40 Series B preferred shares and dividends accrued thereon were converted into 612,062 common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $228,727 and reduced its accrued dividends liability by $16,789. The Company also reduced the fair value of derivative liabilities by $119,359 related to the shares converted. The Company recognized corresponding credits to common share par value and paid in capital.

During the three months ended March 31, 2024, 25 Series B preferred shares and dividends accrued thereon were converted into 320,321 to be issued common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $142,908. The Company also reduced the fair value of derivative liabilities related to the shares converted by $75,523. The Company recognized corresponding credits to be issued common share par value and paid in capital.

During the three months ended June 30, 2024, 25 Series B preferred shares and dividends accrued thereon were converted into 345,204 common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $142,908 and reduced its accrued dividends liability by $12,219. The Company also reduced the fair value of derivative liabilities by $76,595 related to the shares converted. The Company recognized corresponding credits to common share par value and paid in capital.

A roll-forward of activity is presented below for the three months ended June 30, 2024:

Fiscal Year 2025
$
Balance beginning of year – March 31	1,488,920
Net proceeds received pursuant to the issuance of preferred shares	1,312,532
Recognition of derivative liabilities (Note 8)	(472,341)
Conversion into common shares	(142,908)
Balance end of year – June 30	2,186,203

(d) Share issuances

Share issuances during the three months ended June 30, 2024

The Company issued 320,321 common shares to Series B preferred shareholders in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions. The Company issued another 345,204 common shares to Series B preferred shareholders for an additional request to convert 25 Series B preferred shares (Note 9(c)).

During the three months ended June 30, 2024, convertible notes with a face value of $1,387,700 were converted into 1,344,709 common shares, and 287,802 shares to be issued, with a fair value of $2,208,599. The fair value of common shares issued and to be issued were determined based on market price upon conversion. Total value of debt settled is in the amount of $2,077,762, which consisted of the face value of notes converted, accrued interest of $214,446, and relevant derivative liability of $475,616. The Company recognized a loss upon conversion of $130,837, representing the difference between the value of debt settled and fair value of shares issued and to be issued (Note 5).

During the three months ended June 30, 2024, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 relevant accrued dividend were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142) was $3,054,679 and was recognized as deemed dividend expense.

The Company issued 1,000,413 common shares in settlement of $741,316 in amount due to a shareholder which was part of the accounts payable. The Company recognized a loss upon debt extinguishment of $249,093, which was the difference between the accounts payable settled and the fair value of common shares issued. The loss was included as part of the other income (expense) in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The Company issued 97,811 common shares for net proceeds of $125,227 pursuant to a registration statement filed on May 15, 2024.

In addition, the Company issued 70,000 common shares for services received with a fair value of $53,480 which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

Share issuances during the three months ended June 30, 2023

None.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

(e) Shares to be issued

Activity during the three months ended June 30, 2024

The Company issued 320,321 common shares to Series B preferred shareholders in relation to shares to be issued obligation as of March 31, 2024 for Series B preferred share conversions.

The Company issued 1,344,709 common shares and recognized the obligation for 287,802 shares to be issued to Series C convertible note holders upon receiving conversion requests for notes totaling $1,387,700 face value of Series C convertible notes and $214,446 of accrued interest (Note 5).

Activity during the three months ended June 30, 2023

None.

(f) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the three months ended June 30, 2024

None.

Warrant exercises and issuances during the three months ended June 30, 2023

None.

Warrant activity during the three months ended June 30, 2024 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2024	208,927	253,994	868,098	1,331,019
Expired/cancelled	—	—	—	—
Exercised	—	—	—	—
Issued	—	—	—	—
As at June 30, 2024	208,927	253,994	868,098	1,331,019
Exercise Price	$ 2.09 to $22.50	$ 2.69 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to Dec 2032	October 2027

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

JUNE 30, 2024 (Unaudited)

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

During the three months ended June 30, 2024, and June 30, 2023, the Company granted 41,559 and 21,505 stock options and recorded stock-based compensation of $58,978 and $211,180, respectively, under selling, general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities during the three months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2024	1,239,873	$9.39
Granted	41,559	$18.78
Exercised	—	$—
Expired	(54,219)	$12.57
Forfeited	(12,500)	$8.28
Outstanding at June 30, 2024	1,214,713	$9.69

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective three month periods ended June 30:

	June 30, 2024	June 30, 2023
Exercise price ($)	1.48	0.47
Risk free interest rate (%)	4.33%	3.85
Expected term (Years)	5.5-6.5	10.0
Expected volatility (%)	107.7%-109.8%	117.1
Expected dividend yield (%)	0	0.00
Fair value of option ($)	0.689-0.733	0.384
Expected forfeiture (attrition) rate (%)	0	0.00

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

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

	Fiscal Year 2024	Fiscal Year 2023
Right of Use Asset	$	$
Beginning balance at March 31	1,221,593	1,587,492
New leases	—	—
Amortization	(97,577)	(87,801)
Ending balance at June 30	1,124,016	1,499,691

	2024	2023
Lease Liability	$	$
Beginning balance at March 31	1,386,486	1,722,095
New leases	—	—
Repayment and interest accretion, net	(108,080)	(94,074)
Ending balance at June 30	1,278,406	1,628,021

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (Unaudited)

(Expressed in US dollars)

	June 30, 2024	March 31, 2024
Lease Liability	$	$
Current portion of operating lease liability	475,026	457,371
Noncurrent portion of operating lease liability	803,380	929,115

The operating lease expense was $148,885 for the three months ended June 30, 2024 (2023: $138,734) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $145,338 and $141,105 during the three months ended June 30, 2024 and June 30, 2023, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at June 30, 2024:

Calendar year	$
2024	552,293
2025	600,288
2026	565,359
Total undiscounted lease liability	1,717,940
Less imputed interest	(439,534)
Total	1,278,406

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at June 30, 2024 or March 31, 2024 and, consequently, no provision for such has been recognized in the condensed consolidated interim financial statements.

12. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the three months ended June 30, 2024, and June 30, 2023. The Company recognized depreciation expense for these assets in the amount of $1,488 and $1,489, respectively, during the three months ended June 30, 2024 and 2023.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2024	16,839	12,928	29,767
Additions	—	—	—
Disposals	—	—	—
Balance at June 30, 2024	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2024	8,042	6,173	14,215
Depreciation for the period	844	644	1,488
Disposals	—	—	—
Balance at June 30, 2024	8,886	6,817	(15,703)

Net book value
Balance at March 31, 2024	8,797	6,755	15,552
Balance at June 30, 2024	7,953	6,111	14,064

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from July 1 to August 14, 2024, the date the condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●	During July 2024, the Company issued 250,736 common shares previously recorded as shares to be issued, relating to Series C convertible note conversions during the three month period ending June 30, 2024.
●	During July and August 2024, the Company issued 719,512 common shares to Series B preferred shareholders for an additional request to convert 25 Series B preferred shares.
●

On August 1, 2024, the Company received a notice from Nasdaq Capital Markets stating that Nasdaq determined it would delist the Company’s shares of common stock effective August 5, 2024, pursuant to Nasdaq Listing Rule 5550(b)(2), because the Company no longer complied with the minimum $35 million market value of listed securities. The Company’s shares of common stock have subsequently traded on the OTCQB exchange under the symbol “BTCY.”

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

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. We continue to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. The introduction of a telemedicine solution is intended to align with our technology platform and facilitate remote visits and remote prescriptions for cardiac diagnostics, but it will also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. We intend to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and cost savings to healthcare service providers and payers that reimburse. Our goal is to position ourselves as an all-in-one cardiac diagnostic and disease management solution. We continue to grow our data set of billions of patient heartbeats, allowing us to further develop our predictive capabilities relative to atrial fibrillation and arrythmias.

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

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023.

	For the 3 months ended June 30,
	2024	2023	Period to Period Change
Revenue	$3,201,743	$3,020,765	$180,978
Cost of revenue	838,575	1,104,061	(265,486)
Gross profit	2,363,168	1,916,704	446,464
Gross Margin	73.8%	63.5%	10.4%

Operating expenses:
Selling, general and administrative	2,966,119	3,520,215	(554,096)
Research and development	513,895	712,975	(199,080)
Total operating expenses	3,480,014	4,233,190	(753,176)
Loss from operations	(1,116,846)	(2,316,486)	1,199,640

Interest expense	(768,673)	(660,512)	(108,161)
Accretion and amortization expenses	(1,144,728)	(557,219)	(587,509)
Change in fair value of derivative liabilities	(306,862)	101,452	(408,314)
Gain (loss) upon convertible promissory note conversion and redemption	(127,611)	6,448	(134,059)
Other income	(229,800)	13,435	(243,235)
Net loss before income taxes	(3,694,520)	(3,412,882)	(281,638)
Income taxes	—	—	—
Net loss before dividends	$(3,694,520)	$(3,412,882)	$(281,638)

Net loss before dividends for the three months ended June 30, 2024, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

During this same period, management focused its efforts on simplifying the Company balance sheet by converting preferred shares and convertible notes into common stock. During the three months ended June 30, 2024, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 in related accrued dividends were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142), was $3,054,679. Recognizing this one-time, non-cash deemed dividend resulted in a net loss attributable to common shareholders of $6,948,292, or $0.49 in loss per common share (compared to $3,777,409 and a loss per common share of $0.411, respectively, in the corresponding prior year period. To remove the effect of this and other one-time, non-cash items when assessing operations, management uses non-GAAP measures such as those discussed below, under EBITDA and Adjusted EBITDA.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 35 U.S. states as of June 30, 2024. The Company earned combined device sales and technology fee income totaling $3.2 million during the three months ended June 30, 2024 – 5.8% growth in revenue over the $3.0 million earned in the prior year comparable quarter.

Technology fee revenue increased to $3.0 million during the three months ended June 30, 2024, which is an 8.9% increase over the corresponding three-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 5.8% of our total revenue, or $185 thousand for the three-month period ended June 30, 2024. Gross profit percentage was 73.8% for the three months ended June 30, 2024, as compared to 63.5% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given consistent gross margin on technology fees of approximately 76%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 94% of total revenue for the three-month period ended June 30, 2024.

Operating Expenses

Total operating expenses for the three months ended June 30, 2024, were $3.5 million as compared to $4.2 million for the three months ended June 30, 2023. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2024 was $3.0 million, compared to approximately $3.5 million during the three months ended June 30, 2023 – a 15% reduction. The reduction was a result of increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the three months ended June 30, 2024 we recorded research and development expenses of $0.5 million, compared to $0.7 million incurred for three months ended June 30, 2023. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended June 30, 2024 and 2023, we incurred interest expenses of $0.8 million and $0.7 million, respectively. The increase in interest expense during the current period was the result of an increase in borrowings when compared to the prior year period.

Accretion and amortization expenses

For the three months ended June 30, 2024 and 2023, we incurred accretion expenses of $1.1 million and $0.6 million, respectively. The increase in the current period was a result of debt discount amortization related to convertible notes conversions during the current fiscal quarter.

Change in fair value of derivative liabilities

For the three months ended June 30, 2024 and 2023, we recognized a loss of $307 thousand versus a gain of $101 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Loss upon convertible promissory notes conversion

During the three months ended June 30, 2024 and 2023, we recorded a loss of $128 thousand versus a gain of $6 thousand, respectively, related to the redemption and conversion of our convertible promissory notes. The change of loss upon conversion upon convertible notes conversion was largely the result of increased volumes of conversions in the current quarter as compared to comparable quarter in the prior year.

Other income (expense)

During the three months ended June 30, 2024, we recognized $230 thousand in net other expense, which consisted of loss on debt extinguishment as well as expenses attributed to the financing component provisions contained in our revenue contracts. During the three months ended June 30, 2023, we recognized $13 thousand in net other expense attributed to financing component provisions contained in our revenue contracts ..

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

We provide non-GAAP financial information to enhance the understanding of Biotricity’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess business performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

Management considers the EBITDA and adjusted EBITDA measures for the three month period ended June 30, 2024, which improved by 18.9% and 49.8%, respectively, when compared to the corresponding prior year period, to be indicators of the Company’s progress towards breakeven profitability as well as improvement towards operating cash-flow break-even.

EBITDA and Adjusted EBITDA

	3 months ended June 30, 2024	3 months ended June 30, 2023
	$	$
Net loss attributable to common stockholders	(6,948,292)	(3,601,579)
Add:
Provision for income taxes	—	—
Interest expense	768,673	660,512
Accretion and amortization expenses	1,144,728	557,219
Depreciation	1,488	1,488
Preferred stock dividends (2)	3,253,772	188,697
EBITDA	(1,779,631)	(2,193,663)

Add (Less)
Share based compensation (1)	58,978	211,180
Other (income)/loss (3)	229,800	(13,435)
(Gain) loss upon convertible promissory notes conversion and redemption (3)	127,611	(6,448)
Fair value change on derivative liabilities (3)	306,862	(101,452)
Adjusted EBITDA	(1,056,380)	(2,103,818)

Weighted average number of common shares outstanding	14,169,441	8,752,510

Adjusted Loss per Share, Basic and Diluted	(0.075)	(0.240)

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a gain of $24 thousand versus a loss of $176 thousand for the three months ended June 30, 2024 and 2023, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in commercialization mode, while continuing to pursue the development of its next generation COM product as well as new products.

We generally require cash to:

●	purchase devices that will be placed in the field for pilot projects and to produce revenue,

●	launch sales initiatives,

●	fund our operations and working capital requirements,

●	develop and execute our product development and market introduction plans,

●	fund research and development efforts, and

●	pay any expense obligations as they come due.

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at June 30, 2024, has an accumulated deficit of $134,077,588. On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On December 31, 2023, the Company had a working capital deficit of $14.69 million. On August 1, 2024, the Company received a notice from Nasdaq stating that Nasdaq has determined to delist the Company’s shares of common stock on The Nasdaq Capital Market, effective at the open of business on August 5, 2024. Nasdaq reached its decision pursuant to Nasdaq Listing Rule 5550(b)(2) because the Company no longer complied with the minimum $35 million market value of listed securities. Following the suspension of trading on The Nasdaq Capital Market, the Company’s shares of common stock were again listed on the OTCQB under the symbol “BTCY.”

On June 30, 2024, we had cash deposits in the aggregate of approximately $0.1 million.

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

Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000. During the three months ended March 31, 2024, 110 Series B preferred shares were issued for net proceeds of $925,000.

During the three months ended June 30, 2024, 165 Series B preferred shares were issued for net proceeds of $1,312,532. The Company also raised $300,000 from the issuance of convertible notes to a lender. Lastly, the Company sold 97,811 common shares through use of its registration statement, for net proceeds of $125,227.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(1,494,240)	$(1,832,118)
Net cash used in investing activities	—	—
Net cash provided by financing activities	868,180	1,329,145
Net decrease in cash	$(626,060)	$(502,973)

Net Cash Used in Operating Activities

During the three months ended June 30, 2024, we used cash in operating activities in the amount of $1.5 million. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

During the three months ended June 30, 2023, we used cash in operating activities of $1.8 million. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil during the three months ended June 30, 2024 and 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.9 million as compared to net cash used of $1.3 million during the three months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024, the net cash provided by financing activities was primarily due to the issuance of Series B preferred stock in the amount of $1.3 million.

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

During the three months ended June 30, 2024, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K filed on June 27, 2024.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August 2024.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

