Form 10-Q
period 2024-09-30
BIOTRICITY INC.
filed 2024-11-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BTCY	OTCQB

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,394,442 shares of Common Stock, $0.001 par value, at November 13, 2024. As at that same date, the Company also has 160,672 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 24,555,114 outstanding voting securities.

BIOTRICITY INC.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2024 (unaudited) and March 31, 2024 (audited)	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2024 and 2023 (unaudited)	5

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficiency for the three and six months ended September 30, 2024 and 2023 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023 (unaudited)	9

Notes to the Condensed Consolidated Financial Statements	10

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 (unaudited) AND MARCH 31, 2024 (audited)

(Expressed in US Dollars)

	As at September 30, 2024	As at March 31, 2024
	$	$
CURRENT ASSETS
Cash	173,270	786,060
Accounts receivable, net	1,499,990	1,468,655
Inventory [Note 3]	1,817,561	1,879,402
Deposits and other receivables	573,674	336,456
Total current assets	4,064,495	4,470,573

Deposits and other receivables [Note 10]	112,972	85,000
Long-term accounts receivable	78,699	149,907
Property and equipment [Note 12]	12,576	15,552
Operating right of use assets [Note 10]	1,023,318	1,221,593
TOTAL ASSETS	5,292,060	5,942,625

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	9,057,028	9,473,118
Convertible promissory notes and short term loans [Note 5]	8,479,032	9,376,471
Term loan, current	3,000,000	2,400,000
Derivative liabilities [Note 8]	460,059	991,866
Operating lease obligations, current [Note 10]	493,190	457,371
Total current liabilities	21,489,309	22,698,826

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	9,489,491	9,985,033
Derivative liabilities [Note 8]	1,649,177	1,435,668
Operating lease obligations	674,013	929,115
TOTAL LIABILITIES	34,172,790	35,919,442

MEZZANINE EQUITY
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 shares authorized as of September 30, 2024 and March 31, 2024, respectively, 405 and 265 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively [Note 9]	2,286,105	1,488,920

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,979,400 shares authorized as of September 30, 2024, and March 31, 2024, respectively, 1 share issued and outstanding as of September 30, 2024, and March 31, 2024 [Note 9]	1	1
Series A preferred stock, $0.001 par value, 20,000 shares authorized as at September 30, 2024, and March 31, 2024, respectively, 200 and 6,304 preferred shares issued and outstanding as at September 30, 2024, and March 31, 2024, respectively [Note 9]	0	6
Common stock, $0.001 par value, 125,000,000 shares authorized as at September 30, 2024, and March 31, 2024, respectively. Issued and outstanding common shares: 22,863,261 and 9,353,768 as at September 30, 2024 and March 31, 2024, respectively, and exchangeable shares of 160,672 outstanding as at September 30, 2024 and March 31, 2024, respectively [Note 9]	23,024	9,515
Shares to be issued 194,998 and 324,276 shares of common stock as at September 30, 2024 and March 31, 2024, respectively) [Note 9]	142,537	269,065
Additional paid-in-capital	104,842,124	95,723,083
Accumulated other comprehensive (loss) / income	(73,415)	32,378
Accumulated deficit	(136,101,106)	(127,499,785)
Total stockholders’ deficiency	(31,166,835)	(31,465,737)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	5,292,060	5,942,625

Commitments and contingencies [Note 11]

Subsequent events [Note 13]

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024, AND 2023 (unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
			$	$

REVENUE	3,266,846	2,891,297	6,468,589	5,912,062

Cost of Revenue	807,672	892,019	1,646,247	1,996,080
GROSS PROFIT	2,459,174	1,999,278	4,822,342	3,915,982

OPERATING EXPENSES
Selling, general and administrative expenses	2,248,864	3,487,331	5,214,983	7,007,546
Research and development expenses	517,982	697,620	1,031,877	1,410,595
TOTAL OPERATING EXPENSES	2,766,846	4,184,951	6,246,860	8,418,141
LOSS FROM OPERATIONS	(307,672)	(2,185,673)	(1,424,518)	(4,502,159)

Interest expense	(752,075)	(753,268)	(1,520,748)	(1,413,780)
Accretion and amortization expenses [Note 5,6]	(339,888)	(596,420)	(1,484,616)	(1,153,639)
Change in fair value of derivative liabilities [Note 8]	(193,757)	(18,783)	(500,619)	82,669
Gain (loss) upon convertible promissory notes conversion and redemption [Note 9]	(4,690)	6,684	(132,301)	13,132
Other income (expense) [Note 9]	36,314	(143,380)	(193,486)	(129,945
NET LOSS BEFORE INCOME TAXES	(1,561,768)	(3,690,840)	(5,256,288)	(7,103,722)

Income taxes [Note 3]	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(1,561,768)	(3,690,840)	(5,256,288)	(7,103,722)

Preferred Stock Dividends	(91,261)	(190,442)	(290,353)	(379,139)
Deemed Dividends [Note 9]	—	—	(3,054,680)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,653,029)	(3,881,282)	(8,601,321)	(7,482,861)

Translation adjustment	(129,376)	281,240	(105,793)	105,410

COMPREHENSIVE LOSS	(1,782,405)	(3,600,042)	(8,707,114)	(7,377,451)

LOSS PER SHARE, BASIC AND DILUTED	(0.073)	(0.441)	(0.469)	(0.853)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,493,626	8,795,742	18,354,277	8,774,242

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024, AND 2023 (unaudited)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, June 30, 2024	405	2,186,203	2,186,203	201	1	21,645,068	21,645	321,757	359,709	104,231,071	55,961	(134,448,077)	(29,779,690)
Issuance of mezzanine equity [Note 9]	55	242,809	242,809										-
Issuance of common shares from shares to be issued [Note 9]						287,802	288	(287,802)	(311,790)	311,502			-
Conversion of mezzanine equity into common shares [Note 9]	(25)	(142,907)	(142,907)			1,091,063	1,091			242,666			243,757
Conversion of convertible notes into common shares [Note 9]								121,043	74,618				74,618
Issuance of shares for services [Note 9]								40,000	20,000				20,000
Stock based compensation - ESOP [Note 9]										56,885			56,885
Translation adjustment											(129,376)		(129,376)
Net loss before dividends for the period												(1,561,768)	(1,561,768)
Preferred stock dividends												(91,261)	(91,261)
Balance, September 30, 2024	435	2,286,105	2,286,105	201	1	23,023,933	23,024	194,998	142,537	104,842,124	(73,415)	(136,101,106)	(31,166,835)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	220	1,082,999	1,082,999										-
Issuance of common shares from shares to be issued [Note 9]						608,123	608	(608,123)	(540,576)	539,968			-
Issuance of common shares from at-the-market transaction [Note 9]						97,811	98			125,129			125,227
Conversion of mezzanine equity into common shares [Note 9]	(50)	(285,814)	(285,814)			1,436,267	1,436			474,043			475,479
Conversion of preferred shares into common shares [Note 9]				(6,104)	(6)	8,952,170	8,952			4,925,756			4,934,702
Conversion of convertible notes into common shares [Note 9]						1,344,709	1,345	408,845	386,408	1,895,464			2,283,217
Issuance of shares for services [Note 9]						70,000	70	50,000	27,640	53,410			81,120
Issuance of shares for settlement of accounts payable [Note 9]						1,000,413	1,000			989,408			990,408
Stock based compensation - ESOP [Note 9]										115,863			115,863
Translation adjustment											(105,793)		(105,793)
Net loss before dividends for the period												(5,256,288)	(5,256,288)
Preferred stock dividends												(290,353)	(290,353)
Deemed Dividend [Note 9]												(3,054,680)	(3,054,680)
Balance, September 30, 2024	435	2,286,105	2,286,105	201	1	23,023,933	23,024	194,998	142,537	104,842,124	(73,415)	(136,101,106)	(31,166,835)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, June 30, 2023 (unaudited)	6,305	7	8,752,505	8,753	3,955	24,999	93,055,658	(328,627)	(116,172,404)	(23,411,614)
Issuance of common stock	—	—	57,743	58	—	—	119,227	—	—	119,285
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	163,335	—	—	163,335
Translation adjustment	—	—	—	—	—	—	—	281,240	—	281,240
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(3,690,840)	(3,690,840)
Preferred stock dividends	—	—	—	—	—	—	—	—	(190,442)	(190,442)
Balance, September 30, 2023 (unaudited)	6,305	7	8,810,248	8,811	3,955	24,999	93,338,220	(47,387)	(120,053,686)	(26,729,036)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2023 (audited)	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Issuance of common stock	—	—	—	—	57,743	58	119,227	—	—	119,285
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	374,515	—	—	374,515
Translation adjustment	—	—	—	—	—	—	—	105,410	—	105,410
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(7,103,722)	(7,103,722)
Preferred stock dividends	—	—	—	—	—	—	—	—	(379,139)	(379,139)
Balance, September 30, 2023 (unaudited)	6,305	7	8,810,248	8,811	3,955	24,999	93,338,220	(47,387)	(120,053,686)	(26,729,036)

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024, AND 2023 (UNAUDITED)

(Expressed in US Dollars)

	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,256,288)	(7,103,722)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	115,863	374,515
Issuance of shares for services	81,120	—
Issuance of warrants for services	—	—
Accretion and amortization expenses	1,484,616	1,153,639
Change in fair value of derivative liabilities	500,619	(82,669)
(Gain) loss upon convertible promissory notes conversion and redemption	132,301	(13,132)
Other expense regarding loss on debt modification	—	59,161
Property and equipment depreciation	2,977	2,977
Non-cash lease expense	198,275	178,320
Changes in operating assets and liabilities:
Accounts receivable, net	39,873	(411,440)
Inventory	61,841	208,810
Deposits and other receivables	(265,190)	348,388
Accounts payable and accrued liabilities	1,012,694	1,062,999
Net cash used in operating activities	(1,891,299)	(4,222,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	125,221	119,285
Issuance of preferred shares, net	1,732,532	1,900,000
Proceeds from convertible debentures, net	624,658	1,977,579
Proceeds from short term loan and promissory notes, net	(1,125,116)	773,737
Preferred Stock Dividend	(18,016)	(11,967)
Net cash provided by financing activities	1,339,279	4,758,634

Net (increase) decrease in cash during the period	(552,020)	536,480
Effect of foreign currency translation	(60,770)	92,785
Cash, beginning of period	786,060	570,460
Cash, end of period	173,270	1,199,725

Supplemental disclosure of cash flow information:
Interest paid	1,235,256	1,046,621
Taxes	—	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

The Condensed Consolidated Financial Statements of the Company have been prepared on a historical cost basis except derivative liabilities which are carried at fair value.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

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

All issued and outstanding common stock, common stock per share amounts and corresponding balance sheet accounts contained in the Condensed Consolidated Financial Statements have been retroactively adjusted to reflect this Reverse Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise and conversion price and the number of shares issuable upon the exercise or conversion of all outstanding stock options, warrants, convertible debt and equity instruments to purchase shares of common stock.

Going Concern, Liquidity and Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of commercializing its product ecosystem and is concurrently continuing in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of September 30, 2024, had an accumulated deficit of $ 136,101,106 and a working capital deficiency of $17,424,814. Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include adjustments that might result from the outcome of this uncertainty.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

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

Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Preferred Stock, at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000. During the three months ended March 31, 2024, 110 Series B preferred shares were issued for net proceeds of $925,000.

During the six months ended September 30, 2024, 220 Series B preferred shares were issued for net proceeds of $1,732,532. The Company also raised $650,000 from the issuance of convertible notes to a lender. Lastly, the Company sold 97,811 common shares through use of its registration statement, for net proceeds of $125,221.

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

SEPTEMBER 30, 2024 (Unaudited)

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

The Company recognized the following forms of revenue for the three and six months ended September 30, 2024, and 2023:

	Three months ended September 30		Six months ended September 30
	2024	2023	2024	2023
	$	$	$	$
Technology fees	3,064,814	2,731,461	6,081,064	5,500,379
Device sales	202,032	159,836	387,525	411,683
	3,266,846	2,891,297	6,468,589	5,912,062

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

	September 30, 2024	March 31, 2024
	$	$
Raw material	1,073,409	1,128,700
Finished goods	744,152	750,702

	1,817,561	1,879,402

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

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

SEPTEMBER 30, 2024 (Unaudited)

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

SEPTEMBER 30, 2024 (Unaudited)

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

SEPTEMBER 30, 2024 (Unaudited)

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$173,270	$173,270	$—	$—
Total assets at fair value	$173,270	$173,270	$—	$—

Liabilities:
Derivative liabilities, short-term	$460,059	$—	$—	$460,059
Derivative liabilities, long-term	1,649,177	—	—	1,649,177
Total liabilities at fair value	$2,109,236	$—	$—	$2,109,236

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$786,060	$786,060	$—	$—
Total assets at fair value	$786,060	$786,060	$—	$—

Liabilities:
Derivative liabilities, short-term	$991,866	$—	$—	$991,866
Derivative liabilities, long-term	1,435,668	—	—	1,435,668
Total liabilities at fair value	$2,427,534	$—	$—	$2,427,534

There were no transfers between fair value hierarchy levels during the six months ended September 30, 2024 and 2023.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2024 and March 31, 2024, the Company believes there was no impairment of its long-lived assets.

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

SEPTEMBER 30, 2024 (Unaudited)

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of September 30, 2024, and 2023.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective for fiscal years beginning after December 15, 2022. The Company has adopted Topic 326 on the Company’s Condensed Consolidated Financial Statements according to the effective date and the adoption has no significant impact on the Company’s Condensed Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to provide disaggregated income tax disclosures on rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the fourth quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Condensed Consolidated Financial Statements.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30, 2024	As at March 31, 2024
	$	$
Trade and other payables	4,800,049	5,081,992
Accrued liabilities	4,232,727	4,369,576
Deferred revenue	24,252	21,550
Total	9,057,028	9,473,118

Trade and other payables and accrued liabilities as at September 30, 2024 and March 31, 2024 included $307,085 and $837,945, respectively, due to a shareholder, who is a director and executive of the Company.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

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

SEPTEMBER 30, 2024 (Unaudited)

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

During the three and six months ended September 30, 2024, the Company recognized discount amortization of $nil. As of September 30, 2024, the discount on Series A convertible notes was fully amortized. During the three and six months ended September 30, 2023, the Company recognized discount amortization of $16,455 and 32,291, respectively as accretion and amortization expense.

As of September 30, 2024, and March 31, 2024, the Company recorded $223,187 and $173,762, respectively, of interest accruals for the Series A Notes.

During the three and six months ended September 30, 2024, the Company recognized interest expense in the amount of $24,848 and $49,425, respectively, on Series A convertible notes. During the three and six months ended September 30, 2023, the Company recognized interest expense in the amount of $18,798 and $37,392, respectively, on Series A convertible notes.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

The Company recognized debt issuance costs in the amount of $10,000 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series B Notes. The Company recognized initial debt discount of $1,312,500 and accreted the interest over the remaining lives of those notes. The debt issuance costs were fully amortized by March 31, 2022.

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

During the three and six months ended September 30, 2024, the Company redeemed $5,342 and $22,009 of Series B Notes, through a cash payment of $5,342 and $25,342, respectively. A gain on redemption of $1,761 and $8,320 was recognized as a result of this redemption, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities ($1,761 and $8,320 for the three and six months ended September 30, 2024, respectively).

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

In total, the Company had issued $821,500 and $157,720 for Series A and Series B notes, respectively, out of which $821,500 and $nil for Series A Notes and Series B Notes remaining outstanding beyond their contractual maturity date as of September 30, 2024. As at March 31, 2024, $821,500 and $22,010 for Series A and Series B notes remained outstanding beyond their contractual maturity date.

The Series A and Series B notes continued to accrue interest, and no repayment demand notification was received from noteholders, notwithstanding the fact that these noteholders have continued to convert portions of these notes subsequently; and the Company expects that the majority of these notes will eventually convert.

As of September 30, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $88,881 and $88,602, respectively, related to the Series B Notes.

During the three and six months ended September 30, 2024, the Company recognized interest expense in the amount of $59 and $279, respectively. During the three and six months ended September 30, 2023, the Company recognized interest expense in the amount of $1,034 and $2,703, respectively.

Series C Convertible Notes

The Company has issued Series C Notes of $1,812,700 (face value) by March 31, 2024, with net proceeds of $1,100,430 after payment of the relevant financing related fees.

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

SEPTEMBER 30, 2024 (Unaudited)

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

During the three and six months ended September 30, 2024, the Company recognized discount amortization of $184,577 and $1,051,668, respectively, on Series C Notes as accretion and amortization expense. As of September 30, 2024, and March 31, 2024, the remaining unamortized discount on Series C convertible notes was $180,606 and $1,232,274, respectively.

During the three and six months ended September 30, 2023, the Company recognized discount amortization of $95,183 and $180,866, respectively, on Series C Notes as accretion and amortization expense. As of September 30, 2023, the remaining unamortized discount on Series C convertible notes was $1,610,913.

During the three and six months ended September 30, 2024, convertible notes with a face value of $45,000 and $1,432,700, respectively, were converted into 121,043 and 1,753,554 common shares, respectively. As of September 30, 2024, 121,043 shares are recognized as an obligation for shares to be issued relating to the conversion. The fair value of common shares issued during the three and six months ended September 30, 2024, is $74,618 and $2,283,216, respectively, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $68,167 and $2,145,929, respectively, which consisted of the face value of notes converted, accrued interest of $7,810 and $222,257, respectively, and relevant derivative liability of $15,357 and $490,972, respectively. The Company recognized a loss upon conversion of $6,451 and $137,287, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

As of September 30, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $79,133 and $253,643, respectively, related to the Series C Notes.

During the three and six months ended September 30, 2024, the Company recognized interest expense in the amounts of $15,004 and $47,747, respectively. During the three and six months ended September 30, 2023, the Company recognized interest expense in the amounts of $66,137 and $114,632, respectively.

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

During the three and six months ended September 30, 2024, the Company recognized discount amortization of $nil, respectively, on the Notes as accretion and amortization expense. As of September 30, 2024, and March 31, 2024, respectively, the discount on Other Convertible Notes was fully amortized.

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

SEPTEMBER 30, 2024 (Unaudited)

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

The Company entered into a convertible preferred note financing on June 17, 2024, and issued a convertible note (“Preferred Note”) for a principal amount of $300,000. During the three months ended September 30, 2024, the Company entered into additional preferred note financing with the same subscriber for a principal amount of $350,000. The total principal amount outstanding as of September 30, 2024 was $650,000. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears no interest.

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

As of September 30, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $27,138 and $4,103, respectively, related to the Preferred Notes.

During the three and six months ended September 30, 2024, the Company recognized interest expense in the amount of $38,612 and $77,125, respectively.

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of September 30, 2024, and March 31, 2024, respectively, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three and six months ended September 30, 2024, was $nil, respectively. The discount amortization during the three and six months ended September 30, 2023, was $2,893 and $6,142, respectively, and was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $nil accretion expenses, during the three and six months ended September 30, 2024, and $16,242 and $66,213 during the three and six months ended September 30, 2023, respectively, related to the increase in present value of the loan over its term.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of September 30, 2024, and March 31, 2024, respectively, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three and six months ended September 30, 2024, was $nil, respectively. The discount amortization during the three and six months ended September 30, 2023, was $10,400 and $20,800, respectively, which was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $nil accretion expenses, during the three and six months ended September 30, 2024, and $41,049 and $148,027 accretion expenses, during the three and six months ended September 30, 2023, respectively, related to the increase in present value of the loan over its term.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of September 30, 2024, and March 31, 2024, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,928 and $12,723, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three and six months ended September 30, 2024, the Company recorded interest expense in the amount of $37,808 and $75,206, respectively, related to the promissory note. During the three and six months ended September 30, 2023, the Company recorded interest expense in the amount of $37,808 and $75,205, respectively, related to the promissory note.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has a principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. During the year ended March 31, 2024, the obligation to repay the principal balance at the original maturity date was waived for a finance charge of $50,000, which the Company recorded as interest expense in the in the statement of operations. As of September 30, 2024, and March 31, 2024, the amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $Nil. During the three and six months ended September 30, 2024, the Company recognized amortization of discount on this promissory note in the amounts of $nil, respectively. During the three and six months ended September 30, 2023, the Company recognized amortization of discount on this promissory note in the amounts of $nil and $7,304, respectively, as accretion and amortization expenses. As of September 30, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $50,000 related to this promissory note.

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds borrowed to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost in the amount of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. During the three and six months ended September 30, 2024, the Company recognized $nil and $2,800, respectively, of amortization of discount as accretion and amortization expenses. During the three and six months ended September 30, 2023, the Company recognized $11,500 and $3,600, respectively, of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $nil and $4,152 accretion expenses, during the three and six months ended September 30, 2024, respectively and $100,419 and $112,700 during the three and six months ended September 30, 2023, respectively, related to the increase in present value of the loan over its term. During the three and six months ended September 30, 2024, net repayments for the loan amounted to $44,500 and $191,500, respectively. During the three and six months ended September 30, 2023, net repayments for the loan amounted to $298,472 and $762,805, respectively.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of September 30, 2024, and March 31, 2024 the Company had drawn $1,500,529 and $1,286,792, respectively, in accounts receivable financing and $198,000 and $125,000, respectively, in inventory financing with aggregate principal outstanding of $1,698,529 and $1,411,792, respectively. During the three and six months ended September 30, 2024, the Company recognized interest expense in the amount of $102,485 and $207,718, respectively. During the three and six months ended September 30, 2023, the Company recognized interest expense in the amount of $59,656 and $104,873, respectively. As of September 30, 2024, and March 31, 2024 the Company recorded accrued interest in the amount of $25,369 and $23,879 related to the Revolving Facility.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of September 30, 2024, and March 31, 2024, the principal was fully repaid and discount for this loan was fully amortized. No repayments were made during the six months ended September 30, 2024.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue formal interest but do contain administrative fees in the aggregate of $75,000. One of the notes matures three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 is due. The second note matures six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 is due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of September 30, 2024, and March 31, 2024, the amount of principal outstanding on the note was $52,500 and $427,500, respectively. Accrued interest outstanding on the note as of September 30, 2024, and March 31,2024, was $75,000, respectively. During the three and six months ended September 30, 2024, net repayments towards the principal amount of the notes amounted to $250,000 and 375,000, respectively.

On December 8, 2023, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $630,000, prior to the deduction of issuance costs in the amount of $15,750. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 44 weeks. The Company is required to make weekly payments of $19,195 ($844,200 in the aggregate). As of September 30, 2024, and March 31, 2024, the amount of principal outstanding under this amended agreement was $37,241 and $443,185, respectively, and the remaining unamortized issuance cost discount was $716 and $10,023, respectively. During the three and six months ended September 30, 2024, the Company recognized $4,653 and $9,307 of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $28,560 and $93,127 accretion expenses during the three and six months ended September 30, 2024, related to the increase in present value of the loan over its term. During the three and six months ended September 30, 2024, total repayments for the loan amounted to $137,585 and $367,925.

During January 2024, the Company entered into a short term loan agreement with an individual lender that resulted in gross proceeds of $140,000 (the “Principal Amount”). The loan has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. As of September 30, 2024, and March 31, 2024, the amount of principal outstanding on the note was $103,128 and $140,000, respectively. As of September 30, 2024, and March 31, 2024, accrued interest outstanding on the note was $11,231 and $nil, respectively. The loan continues to accrue interest, and total repayments for the loan amounted to $36,872 during the three and six months ended September 30, 2024, respectively. During the three and six months ended September 30, 2024, the Company recognized interest expense in the amount of $4,235 and $11,231 related to the short term loan.

During February 2024, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $660,504 (the “Principal Amount”). The note has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. As of September 30, 2024, and March 31, 2024, the amount of principal outstanding on the note was $660,932. As of September 30, 2024, and March 31, 2024, accrued interest outstanding on the note was $46,908 and $7,101, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three and six months ended September 30, 2024, the Company recognized interest expense in the amount of $19,991 and $39,765, respectively, related to the promissory note.

On February 2, 2024, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $700,000, prior to the deduction of issuance costs in the amount of $35,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 35 weeks. The Company is required to make weekly payments of $29,235 ($1,008,000 in the aggregate). As of September 30, 2024, and March 31, 2024, the amount of principal outstanding under this agreement was $13,707 and $581,105, respectively, and the remaining unamortized issuance cost discount was $486 and $26,879, respectively. During the three and six months ended September 30, 2024, the Company recognized $13,196 and $26,393, respectively, of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $56,275 and $192,712, respectively, accretion expenses during the three and six months ended September 30, 2024, related to the increase in present value of the loan over its term. During the three and six months ended September 30, 2024, total repayments for the loan amounted to $127,970 and $449,555.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. The Company and the Lender have negotiated the terms under which the Company will be allowed to extend the interest-only period and delay the start of principal repayment. The negotiated terms indicate principal repayment of $2.4 million ($600,000 per quarter), during the final two years of the term. A current portion of the term loan of $3,000,000 and $2,400,000 was reported in the Company’s current liabilities as of September 30, 2024 and March 31, 2024, respectively. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee of $600,000, along with other fees that may be assessed during the term of the loan.

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

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted as debt discount, and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. For the three and six months ended September 30, 2024, the amortization of debt discount expense was $52,627 and $104,458 respectively. For the three and six months ended September 30, 2023, the amortization of debt discount expense was $51,724 and $102,666, respectively.

During November 2022, unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

Total interest expense on the term loan for the three and six months ended September 30, 2024, amounted to $495,783 and $987,135, respectively.

The Company had accrued interest payable of $1,107,791 and $795,656, respectively, as of September 30, 2024, and March 31, 2024.

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

At September 30, 2024, the Company was not in compliance with certain covenants of the term loan, for which it sought and received relief from the term loan lender.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

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

As of September 30, 2024, and March 31, 2024, the Company recorded accrued interest of $7,889 and $26,497, respectively, for the EIDL loan.

Interest expense on the above loan was $8,231 and $16,372 for the three and six months ended September 30, 2024, respectively, and $8,230 and $16,372 for the three and six months ended September 30, 2023, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the six months ended September 30, 2024 and 2023:

	Fiscal Year 2025	Fiscal Year 2024
	$	$
Derivative liabilities, beginning of period - March 31	1,435,668	759,065
New issuance [Note 9]	649,533	642,416
Change in fair value of derivatives during period	533,126	(50,033)
Reduction due to preferred shares converted [Note 9]	(969,150)	—
Derivative liabilities, end of period	1,649,177	1,351,448

The lattice methodology was used to value the derivative components of Series A Preferred Stock, using the following assumptions during the six months ended September 30, 2024, and 2023:

	September 30, 2024	September 30, 2023
Dividend yield (%)	12	12
Risk-free rate for term (%)	4.1 - 5.1	4.9 – 5.2
Volatility (%)	91.2 - 132.5	71.9 – 111.4
Remaining terms (Years)	0.67 - 1.59	0.34 – 2.01
Stock price ($ per share)	0.24 - 1.14	2.14 – 3.82

The Monte Carlo simulation methodology was used to value the derivative components of Series B Preferred Stock, using the following assumptions during the six months ended September 30, 2024:

	September 30, 2024	September 30, 2023
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.7 - 5.1	5.04 - 5.24
Volatility (%)	126.4 - 182.2	76.2 - 119.1
Remaining terms (Years)	0.97 - 2	0.25 - 0.5
Stock price ($ per share)	0.24 - 1.34	0.64 - 2.14

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the six months ended September 30, 2024, and 2023:

	Fiscal Year 2025	Fiscal Year 2024
	$	$

Balance beginning of period – March 31	991,866	1,008,216
New Issuance	—	1,942,004
Conversion to common shares	(490,972)	—
Change in fair value of derivative liabilities	(32,515)	(32,635)
Convertible note redemption	(8,320)	(33,607)
Balance end of period – September 30	460,059	2,883,978

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the six months ended September 30, 2024, and 2023, using the following assumptions:

	September 30, 2024	September 30, 2023
Risk-free rate for term (%)	4.1 - 5.2	4.2 - 5.3
Volatility (%)	91.2 - 352.4	76.2 - 126.6
Remaining terms (Years)	0.25 - 0.5	0.25 - 1.49
Stock price ($ per share)	0.24 - 1.45	0.46 - 3.04

9. STOCKHOLDERS’ DEFICIENCY

(a) Authorized and Issued Stock

As at September 30, 2024, the Company is authorized to issue 125,000,000 (March 31, 2024 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2024 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2024 – 20,000) are designated shares of Series A preferred stock and 600 (March 31, 2024 – 600) are designated shares of Series B preferred stock.

At September 30, 2024, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding were 23,023,933 (March 31, 2024 – 9,514,440) shares; these were comprised of 22,863,261 (March 31, 2024 – 9,353,768) shares of common stock and 160,672 (March 31, 2024 – 160,672) exchangeable shares. At September 30, 2024, there were 200 shares of Series A Preferred Stock issued and outstanding (March 31, 2024 – 6,304), and 435 shares of Series B Preferred Stock issued and outstanding (March 31, 2024 – 265). There is also one share of Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement as at September 30, 2024, and March 31, 2024.

(b) Series (A) Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of September 30, 2024, and 2023 was 200 and 6,304, respectively.

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

SEPTEMBER 30, 2024 (Unaudited)

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

During the six months ended September 30, 2024, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 relevant accrued dividend were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142), was $3,054,679 and was recognized as a deemed dividend expense.

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

During the three months ended March 31, 2024, a further 110 Series B preferred shares were issued for net proceeds of $925,000. During the three and six months ended September 30, 2024, 55 and 220 Series B preferred shares were issued for net proceeds of $420,000 and $1,732,532, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

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

SEPTEMBER 30, 2024 (Unaudited)

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

During the three months ended March 31, 2024, 25 Series B preferred shares and dividends accrued thereon were converted into 320,321 to be issued common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $142,907. The Company also reduced the fair value of derivative liabilities related to the shares converted by $75,523. The Company recognized corresponding credits to be issued common share par value and paid in capital.

During the three and six months ended September 30, 2024, 25 and 50 Series B preferred shares and dividends accrued thereon were converted into 1,091,063 and 1,436,267 common shares, respectively. As a result of the conversion, the Company reduced the book value of mezzanine equity by $142,907 and $285,814 and reduced its accrued dividends liability by $16,219 and $28,438 during the three and six months ended September 30, 2024, respectively. The Company also reduced the fair value of derivative liabilities by $84,076 and $160,672 related to the shares converted during the three and six months ended September 30, 2024, respectively. The Company recognized corresponding credits to common share par value and paid in capital.

A roll-forward of activity is presented below for the six months ended September 30, 2024:

	Fiscal Year 2025	Fiscal Year 2024
	$	$
Balance beginning of period – March 31	1,488,920	—
Net proceeds received pursuant to the issuance of preferred shares	1,732,532	1,900,000
Recognition of derivative liabilities (Note 8)	(649,533)	(642,416)
Conversion into common shares	(285,814)	—
Balance end of period – September 30	2,286,105	1,257,584

(d) Share issuances

Share issuances during the six months ended September 30, 2024

During the three months ended September 30, 2024, the Company issued 287,802 common shares to Series C Convertible Note holders, in relation to shares to be issued obligation as of June 30, 2024, for Series C Convertible Note conversions.

During the three and six months ended September 30, 2024, the Company issued nil and 320,321 common shares to Series B preferred shareholders, respectively, in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions. During the three and six months ended September 30, 2024, the Company issued another 1,091,063 and 1,436,267 common shares to Series B preferred shareholders for an additional request to convert 25 and 50 Series B preferred shares, respectively (Note 9(c)).

During the three and six months ended September 30, 2024, convertible notes with a face value of $45,000 and $1,432,700, respectively, were converted into 121,043 and 1,753,554 common shares, respectively. As of September 30, 2024, 121,043 shares are recognized as an obligation for shares to be issued relating to the conversion. The fair value of common shares issued during the three and six months ended September 30, 2024, is $74,618 and $2,283,216, respectively, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $68,167 and $2,145,929, respectively, which consisted of the face value of notes converted, accrued interest of $7,810 and $222,257, respectively, and relevant derivative liability of $15,357 and $490,972, respectively. The Company recognized a loss upon conversion of $6,451 and $137,287, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued. (Note 5).

During the six months ended September 30, 2024, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 relevant accrued dividend were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142) was $3,054,679 and was recognized as deemed dividend expense.

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

In addition, during the six months ended September 30, 2024, the Company issued 70,000 common shares for services received with a fair value of $53,480 which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

Share issuances during the six months ended September 30, 2023

The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying for a 3% placement fee and other issuance expenses. In addition, 20,846 shares of common stock were issued to existing holders as a result of make whole provisions associated with the Reverse Split.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

(e) Shares to be issued

Activity during the six months ended September 30, 2024

During the three months ended September 30, 2024, the Company issued 287,802 common shares to Series C Convertible Note holders, in relation to shares to be issued obligation as of June 30, 2024, for Series C Convertible Note conversions.

During the six months ended September 30, 2024, the Company issued 320,321 common shares to Series B preferred shareholders in relation to shares to be issued obligation as of March 31, 2024, for Series B preferred share conversions.

During the three and six months ended September 30, 2024, convertible notes with a face value of $45,000 and $1,432,700, respectively, were converted into 121,043 and 1,753,554 common shares, respectively. As of September 30, 2024, 121,043 shares are recognized as an obligation for shares to be issued relating to the conversion.

During the three and six months ended September 30, 2024, the Company recorded the obligation for 40,000 and 50,000 shares to be issued with a fair value of $20,000 and $27,640 which was recognized as general and administrative expenses.

Activity during the six months ended September 30, 2023

None.

(f) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the six months ended September 30, 2024

None.

Warrant exercises and issuances during the six months ended September 30, 2023

None.

Warrant activity during the six months ended September 30, 2024, is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2024	208,927	253,994	868,098	1,331,019

Expired/cancelled	—	—	—	—
Exercised	—	—	—	—
Issued	—	—	—	—
As at September 30, 2024	208,927	253,994	868,098	1,331,019

Exercise Price	$ 2.09 to $22.50	$ 2.69 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to Dec 2032	October 2027

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

SEPTEMBER 30, 2024 (Unaudited)

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

During the three and six months ended September 30, 2024, the Company granted 250,000 and 291,559 stock options and during the three and six months ended September 30, 2023, 3,585 stock options, respectively. The Company recorded stock-based compensation of $56,885 and $115,863, respectively, during the three and six months ended September 30, 2024 and $163,335 and $374,515, respectively, during the three months ended September 30, 2023, under selling, general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities during the six months ended September 30:

	2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2024	1,239,873	$9.39	1,264,890		$9.29
Granted	291,559	$1.24	3,585		$2.79
Exercised	—	$—	—	$
Expired	(54,219)	$12.57	(12,035)		$1.61
Forfeited	(12,500)	$8.28	(5,362)		$8.58
Outstanding at September 30, 2024	1,464,713	$7.71	1,251,078		$9.30

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective six months periods ended September 30:

	September 30, 2024	September 30, 2023
Exercise price ($)	1.2	2.79
Risk free interest rate (%)	4.13%	3.85
Expected term (Years)	5.5-6.5	10.0
Expected volatility (%)	107.7%-109.8%	117.1
Expected dividend yield (%)	0	0.00
Fair value of option ($)	0.689-0.733	2.30
Expected forfeiture (attrition) rate (%)	0	0.00

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

SEPTEMBER 30, 2024 (Unaudited)

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

	Fiscal Year 2024	Fiscal Year 2023
Right of Use Asset	$	$
Beginning balance at March 31	1,221,593	1,587,492
New leases	—	—
Amortization	(198,275)	(178,320)
Ending balance at September 30	1,023,318	1,409,172

	2024	2023
Lease Liability	$	$
Beginning balance at March 31	1,386,486	1,722,095
New leases	—	—
Repayment and interest accretion, net	(219,283)	(190,864)
Ending balance at September 30	1,167,203	1,531,231

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (Unaudited)

(Expressed in US dollars)

	September 30, 2024	March 31, 2024
Lease Liability	$	$
Current portion of operating lease liability	493,190	457,371
Noncurrent portion of operating lease liability	674,013	929,115

The operating lease expense was $292,787 for the six months ended September 30, 2024 (2023: $140,759) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $218,448 and $282,209 during the six months ended September 30, 2024 and September 30, 2023, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at September 30, 2024:

Calendar year	$
2024	552,293
2025	600,288
2026	565,359
Total undiscounted lease liability	1,717,940
Less imputed interest	(550,737)
Total	1,167,203

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at September 30, 2024 or March 31, 2024 and, consequently, no provision for such has been recognized in the Condensed Consolidated Financial Statements.

12. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the six months ended September 30, 2024, and September 30, 2023. The Company recognized depreciation expense for these assets in the amount of $2,977 and $2,977, respectively, during the six months ended September 30, 2024 and 2023.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2024	16,839	12,928	29,767
Additions	—	—	—
Disposals	—	—	—
Balance at September 30, 2024	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2024	8,042	6,173	14,215
Depreciation for the period	1,683	1,293	2,977
Disposals	—	—	—
Balance at September 30, 2024	9,725	7,466	17,191

Net book value
Balance at March 31, 2024	8,797	6,755	15,552
Balance at September 30, 2024	7,114	5,462	12,576

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from October 1 to November 14, 2024, the date the Condensed Consolidated Financial Statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●	During October 2024, the Company issued $150,000 in unsecured convertible promissory notes to private investors. During November 2024, the Company issued a further $492,000 in unsecured convertible promissory notes to private investors. These notes mature on their eighteen (18) month anniversary of the issuance date, and are convertible at a 20% discount to the next qualified financing of $15 million or more, or on note maturity at a $0.50 per share conversion price. The notes bear no interest.
●

During November 2024, the Company also issued $169,000 in unsecured promissory notes to private investors. These notes mature on their eighteen (18) month anniversary of the issuance date. The notes bear an interest rate of 10% per annum, paid quarterly

●	On November 12, 2024, the Company completed an additional transaction with its term lender to receive an additional $635 thousand in term loan proceeds, and interest relief through the capitalization of approximately $945 thousand in interest amounts due on its existing term loan. Concurrent with this, the Company received waiver and forbearance relief on certain term loan covenants and their respective defaults. As part of this arrangement, the Company issued 600,000, 7-year share warrants to the term lender with a strike price of $0.50 per share, and agreed to increase the term loan exit fee to $1.425 million at the end of its 5-year term.
●	In October 2024, the Company issued 1,197,770 common shares on partial conversion of 25 shares of Series B Convertible Redeemable Preferred Stock, and a further 233,441 additional common shares required to complete its conversion obligation of a conversion of 25 shares of Series B Convertible Redeemable Preferred Stock that was triggered on July 11, 2024. During that same period, the Company issued 100,000 shares of common stock valued at $26,000 to a consultant as part of agreed contract remuneration.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and footnotes thereto included in this Quarterly Report on Form 10-Q (the “Financial Statements”).

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

Results of Operations

The following table sets forth our results of operations for the six months ended September 30, 2024, and 2023.

	For the six months ended September 30,
	2024	2023	Period to Period Change
Revenue	$6,468,589	$5,912,062	$556,527
Cost of revenue	1,646,247	1,996,080	(349,833)
Gross profit	4,822,342	3,915,982	906,360
Gross Margin	74.6%	66.2%	8.4%

Operating expenses:
Selling, general and administrative	5,214,983	7,007,546	(1,792,563)
Research and development	1,031,877	1,410,595	(378,718)
Total operating expenses	6,246,860	8,418,141	(2,171,281)
Loss from operations	(1,424,518)	(4,502,159)	3,077,641

Interest expense	(1,520,748)	(1,413,780)	(106,968)
Accretion and amortization expenses	(1,484,616)	(1,153,639)	(330,977)
Change in fair value of derivative liabilities	(500,619)	82,669	(583,288)
Gain (loss) upon convertible promissory note conversion and redemption	(132,301)	13,132	(145,433)
Other income	(193,486)	(129,945)	(63,541)
Net loss before income taxes	(5,256,288)	(7,103,722)	1,847,434
Income taxes	—	—	—
Net loss before dividends	$(5,256,288)	$(7,103,722)	$1,847,434

Net loss before dividends for the three months ended September 30, 2024, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 35 U.S. states as of September 30, 2024. The Company earned combined device sales and technology fee income of $6.5 million during the six months ended September 30, 2024 – 9.4% growth in revenue over the $5.9 million earned in the prior year comparable quarter.

Technology fee revenue increased to $6.0 million during the six months ended September 30, 2024, which is a 10.6% increase over the corresponding six-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 6% of our total revenue, or $388 thousand for the six-month period ended September 30, 2024. Gross profit percentage was 74.6% for the six months ended September 30, 2024, as compared to 66.2% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given consistent gross margin on technology fees of approximately 77.3%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 94% of total revenue for the six-month period ended September 30, 2024.

Operating Expenses

Total operating expenses for the six months ended September 30, 2024, were $6.2 million as compared to $8.4 million for the six months ended September 30, 2023. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the six months ended September 30, 2024, was $5.2 million, compared to approximately $7 million during the six months ended September 30, 2023 – a 25.6% reduction. The reduction was a result of increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the six months ended September 30, 2024, we recorded research and development expenses of $1 million, compared to $1.4 million incurred for six months ended September 30, 2023. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the six months ended September 30, 2024, and 2023, we incurred interest expenses of $1.5 million and $1.4 million, respectively. The increase in interest expense during the current period was the result of an increase in borrowings when compared to the prior year period.

Accretion and amortization expenses

For the six months ended September 30, 2024, and 2023, we incurred accretion expenses of $1.5 million and $1.2 million, respectively. The increase in the current period was a result of debt discount amortization related to convertible notes conversions during the first fiscal quarter.

Change in fair value of derivative liabilities

For the six months ended September 30, 2024, and 2023, we recognized a loss of $501 thousand versus a gain of $83 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Loss upon convertible promissory notes conversion

During the six months ended September 30, 2024, and 2023, we recorded a loss of $132 thousand versus a gain of $13 thousand, respectively, related to the redemption and conversion of our convertible promissory notes.

Other income (expense)

During the six months ended September 30, 2024, we recognized $193 thousand in net other income/expense, which consisted of loss on debt extinguishment, income from late payment charges, as well as expenses attributed to the financing component provisions contained in our revenue contracts. During the six months ended September 30, 2023, we recognized $129 thousand in net other expense attributed to non-operating costs from note modifications, transaction expense on the Series B preferred share issuance, and the financing component provisions contained in our revenue contracts.

The following table sets forth our results of operations for the three months ended September 30, 2024, and 2023.

	For the three months ended September 30,
	2024	2023	Period to Period Change
Revenue	$3,266,846	$2,891,297	$375,549
Cost of revenue	807,672	892,019	(84,347)
Gross profit	2,459,174	1,999,278	459,896
Gross Margin	75.3%	69.1%	8.3%

Operating expenses:
Selling, general and administrative	2,248,864	3,487,331	(1,238,467)
Research and development	517,982	697,620	(179,638)
Total operating expenses	2,766,846	4,184,951	(1,418,105)
Loss from operations	(307,672)	(2,185,673)	1,878,001

Interest expense	(752,075)	(753,268)	1,193
Accretion and amortization expenses	(339,888)	(596,420)	256,532
Change in fair value of derivative liabilities	(193,757)	(18,783)	(174,974)
Gain (loss) upon convertible promissory note conversion and redemption	(4,690)	6,684	(11,374)
Other income	36,314	(143,380)	179,694
Net loss before income taxes	(1,561,768)	(3,690,840)	2,129,072
Income taxes	—	—	—
Net loss before dividends	$(1,561,768)	$(3,690,840)	$2,129,072

Net loss before dividends for the three months ended September 30, 2024, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 35 U.S. states as of September 30, 2024. The Company earned combined device sales and technology fee income of $3.3 million during the three months ended September 30, 2024 – 13% growth in revenue over the $2.9 million earned in the prior year comparable quarter.

Technology fee revenue increased to $3.0 million during the three months ended September 30, 2024, which is a 12.2% increase over the corresponding three-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 6.2% of our total revenue, or $202 thousand for the three-month period ended September 30, 2024. Gross profit percentage was 75.3% for the three months ended September 30, 2024, as compared to 69.1% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given strong gross margin on technology fees of approximately 78.9%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 93.8% of total revenue for the three-month period ended September 30, 2024.

Operating Expenses

Total operating expenses for the three months ended September 30, 2024, were $2.8 million as compared to $4.2 million for the three months ended September 30, 2023. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the six months ended September 30, 2024, was $2.2 million, compared to approximately $3.5 million during the three months ended September 30, 2023 – a 35.5% reduction. The reduction was a result of increased monitoring of spending and efficiency gains that resulted in reductions in fixed general and administrative expenses in the current period.

Research and development expenses

For the three months ended September 30, 2024, we recorded research and development expenses of $0.5 million, compared to $0.7 million incurred for the three months ended September 30, 2023. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended September 30, 2024, and 2023, we incurred interest expenses of $0.8 million, respectively.

Accretion and amortization expenses

For the three months ended September 30, 2024, and 2023, we incurred accretion expenses of $0.3 million and $0.6 million, respectively. The decrease in the current quarter is due to a comparatively lower number of convertible notes outstanding.

Change in fair value of derivative liabilities

For the three months ended September 30, 2024, and 2023, we recognized a loss of $194 thousand versus a loss of $19 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Loss upon convertible promissory notes conversion

During the three months ended September 30, 2024, and 2023, we recorded a loss of $5 thousand versus a gain of $7 thousand, respectively, related to the redemption and conversion of our convertible promissory notes.

Other income (expense)

During the three months ended September 30, 2024, we recognized $36 thousand in net other income/expense, which consisted of loss on debt extinguishment, income from late payment charges, as well as income attributed to the financing component provisions contained in our revenue contracts. During the three months ended September 30, 2023, we recognized $143 thousand in net other expense attributed to non-operating costs from note modifications, transaction expense on the Series B preferred share issuance, and the financing component provisions contained in our revenue contracts.

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

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expenses that do not involve an outlay in cash, net, as well as the effect of special items that related to one-time, non-recurring expenditures. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends on the Company’s monthly and quarterly free cash flows, in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See notes in the table below for additional information regarding special items.

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

Management considers the EBITDA and adjusted EBITDA measures for the three and six-month periods ended September 30, 2024, to be indicators of the Company’s progress towards breakeven profitability as well as improvement towards operating cash-flow break-even. EBITDA improved by 80% and 50.4%, respectively, when compared to the three and six months ended for the corresponding prior period. Adjusted EBITDA, which management uses as a measure for tracking free cashflow levels, improved to negative $249 thousand for the quarter ended September 30, 2024, a reduction of over $1.7 million dollars in negative Adjusted EBITDA from the comparative period of the prior fiscal year, which is an 87% improvement. The Company was able to achieve a positive Adjusted EBITDA for the month of September 2024 for the first time in its history.

EBITDA and Adjusted EBITDA

	Three months ended September 30, 2024	Three months ended September 30, 2023	Six months ended September 30, 2024	Six months ended September 30, 2023
	$	$	$	$
Net loss attributable to common stockholders	(1,653,029)	(3,881,282)	(8,601,321)	(7,482,861)
Add:
Provision for income taxes	—	—	—	—
Interest expense	752,075	753,268	1,520,748	1,413,780
Accretion and amortization expenses	339,888	596,420	1,484,616	1,153,639
Depreciation	1,488	1,488	2,977	2,977
Preferred stock dividends (2)	91,261	190,442	3,345,033	379,139
EBITDA	(468,317)	(2,339,664)	(2,247,947)	(4,533,326)

Add (Less)
Share based compensation (1)	56,885	211,180	115,863	374,515
Other (income)/loss (3)	(36,314)	143,380	193,486	129,945)
(Gain) loss upon convertible promissory notes conversion and redemption (3)	4,690	(6,684)	132,301	(13,132)
Fair value change on derivative liabilities (3)	193,757	18,783	500,619	(82,669)
Adjusted EBITDA	(249,299)	(1,973,005)	(1,305,678)	(4,124,667)

Weighted average number of common shares outstanding	22,493,626	8,795,742	18,354,277	8,774,242

Adjusted Loss per Share, Basic and Diluted	(0.011)	(0.224)	(0.071)	(0.470)

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a loss of $105 thousand versus a gain of $105 thousand for the six months ended September 30, 2024, and 2023, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2024, and 2023, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditure may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at September 30, 2024, has an accumulated deficit of $136,101,106. On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On September 30, 2024, the Company had a working capital deficit of $17,424,814. On August 1, 2024, the Company received a notice from Nasdaq stating that Nasdaq has determined to delist the Company’s shares of common stock on The Nasdaq Capital Market, effective at the open of business on August 5, 2024. Nasdaq reached its decision pursuant to Nasdaq Listing Rule 5550(b)(2) because the Company no longer complied with the minimum $35 million market value of listed securities. Following the suspension of trading on The Nasdaq Capital Market, the Company’s shares of common stock were again listed on the OTCQB under the symbol “BTCY.”

Adjusted EBITDA, which management uses as a measure for tracking free cashflow levels, improved to negative $249 thousand for the quarter ended September 30, 2024, a reduction of over $1.7 million in negative Adjusted EBITDA from the comparative period of the prior fiscal year, which is an 87% improvement. The Company was able to achieve a positive Adjusted EBITDA for the month of September 2024 and expects further improvements in this measure in future periods.

On September 30, 2024, we had cash deposits in the aggregate of $173,270.

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

Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs was $1,900,000. During the three months ended March 31, 2024, 110 Series B preferred shares were issued for net proceeds of $925,000.

During the six months ended September 30, 2024, 220 Series B preferred shares were issued for net proceeds of $1,732,532. The Company also raised $650,000 from the issuance of convertible notes to a lender. Lastly, the Company sold 97,811 common shares through use of its registration statement, for net proceeds of $125,227.

During period subsequent to September 30, 2024, the Company raised additional funding from private investors in the amount of $811 thousand in the form of promissory notes and convertible promissory notes. The Company also raised additional term loan funding of $635,000 from its main term loan provider.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(1,891,299)	$(4,222,154)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,339,279	4,758,634
Net decrease in cash	$(552,020)	$536,480

Net Cash Used in Operating Activities

During the six months ended September 30, 2024, we used cash in operating activities in the amount of $1.9 million. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

During the six months ended September 30, 2023, we used cash in operating activities of $4.2 million. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil during the six months ended September 30, 2024, and 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million as compared to net cash provided of $4.8 million during the six months ended September 30, 2024, and 2023, respectively.

For the six months ended September 30, 2024, the net cash provided by financing activities was primarily due to the issuance of Series B preferred stock of $1.7 million.

For the six months ended September 30, 2023, the net cash provided by financing activities related primarily to net proceeds attributed to the issuance of Series B preferred stock of $1.9 million, the issuance of convertible notes of $2.0 million and the issuance of short term loans and promissory notes of approximately $0.8 million, net of repayments. Lastly, we issued common stock resulting in $0.1 million of net proceeds.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2023 Form 10-K filed on June 27, 2024.

During the six months ended September 30, 2024, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K filed on June 27, 2024.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2024.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

