Form 10-Q
period 2024-12-31
BIOTRICITY INC.
filed 2025-02-19
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,751,756 shares of Common Stock, $0.001 par value, at February 18, 2025. As at that same date, the Company also has 160,672 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 24,912,428 outstanding voting securities.

BIOTRICITY INC.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2024 (unaudited) and March 31, 2024 (audited)	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2024 and 2023 (unaudited)	5

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficiency for the three and nine months ended December 31, 2024 and 2023 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023 (unaudited)	10

Notes to the Condensed Consolidated Financial Statements	11

BIOTRICITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 (unaudited) AND MARCH 31, 2024 (audited)

(Expressed in US Dollars)

	As at December 31, 2024	As at March 31, 2024
	$	$
CURRENT ASSETS
Cash	509,601	786,060
Accounts receivable, net	1,235,867	1,468,655
Inventory [Note 3]	1,570,085	1,879,402
Deposits and other receivables	1,545,790	336,456
Total current assets	4,861,343	4,470,573

Deposits and other receivables [Note 10]	112,972	85,000
Long-term accounts receivable	82,607	149,907
Property and equipment [Note 12]	11,087	15,552
Operating right of use assets [Note 10]	919,394	1,221,593
TOTAL ASSETS	5,987,403	5,942,625

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	8,407,458	9,473,118
Convertible promissory notes and short term loans [Note 5]	9,409,106	9,376,471
Term loan, current	2,400,000	2,400,000
Derivative liabilities [Note 8]	412,941	991,866
Operating lease obligations, current [Note 10]	511,922	457,371
Total current liabilities	21,141,427	22,698,826

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	11,724,476	9,985,033
Derivative liabilities [Note 8]	1,507,271	1,435,668
Operating lease obligations	539,398	929,115
TOTAL LIABILITIES	35,783,372	35,919,442

MEZZANINE EQUITY
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 shares authorized as of December 31, 2024 and March 31, 2024, respectively, 410 and 265 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively [Note 9]	2,143,197	1,488,920

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,979,400 shares authorized as of December 31, 2024, and March 31, 2024, respectively, 1 share issued and outstanding as of December 31, 2024, and March 31, 2024 [Note 9]	1	1
Series A preferred stock, $0.001 par value, 20,000 shares authorized as at December 31, 2024, and March 31, 2024, respectively, 200 and 6,304 preferred shares issued and outstanding as at December 31, 2024, and March 31, 2024, respectively [Note 9]	—	6
Common stock $0.001 par value, 125,000,000 shares authorized as at December 31, 2024, and March 31, 2024, respectively. Issued and outstanding common shares: 24,394,442 and 9,353,768 as at December 31, 2024 and March 31, 2024, respectively, and exchangeable shares of 160,672 outstanding as at December 31, 2024 and March 31, 2024, respectively [Note 9]	24,556	9,515
Shares to be issued 1,005,939 and 324,276 shares of common stock as at December 31, 2024 and March 31, 2024, respectively) [Note 9]	298,543	269,065
Additional paid-in-capital	105,154,121	95,723,083
Accumulated other comprehensive (loss) / income	3,265	32,378
Accumulated deficit	(137,419,652)	(127,499,785)
Total stockholders’ deficiency	(31,939,166)	(31,465,737)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	5,987,403	5,942,625

Commitments and contingencies [Note 11]

Subsequent events [Note 13]

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024, AND 2023 (unaudited)

(Expressed in US Dollars)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
			$	$

REVENUE	3,619,108	2,972,972	10,087,697	8,885,034

Cost of Revenue	855,140	804,986	2,501,387	2,801,066
GROSS PROFIT	2,763,968	2,167,986	7,586,310	6,083,968

OPERATING EXPENSES
Selling, general and administrative expenses	2,381,734	2,996,804	7,596,717	10,004,350
Research and development expenses	551,216	452,956	1,583,093	1,863,551
TOTAL OPERATING EXPENSES	2,932,950	3,449,760	9,179,810	11,867,901
LOSS FROM OPERATIONS	(168,982)	(1,281,774)	(1,593,500)	(5,783,933)

Interest expense	(849,538)	(790,080)	(2,370,286)	(2,203,860)
Accretion and amortization expenses [Note 5,6]	(291,128)	(422,706)	(1,775,744)	(1,576,345)
Change in fair value of derivative liabilities [Note 8]	32,339	(326,683)	(468,280)	(244,014)
Gain (loss) upon convertible promissory notes conversion and redemption [Note 9]	(17,357)	2,148	(149,658)	15,280
Other income (expense) [Note 9]	65,512	11,004	(127,974)	(118,941)
NET LOSS BEFORE INCOME TAXES	(1,229,154)	(2,808,091)	(6,485,442)	(9,911,813)

Income taxes [Note 3]	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(1,229,154)	(2,808,091)	(6,485,442)	(9,911,813)

Preferred Stock Dividends	(89,392)	(237,904)	(379,745)	(617,043)
Deemed Dividends [Note 9]	—	—	(3,054,680)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,318,546)	(3,045,995)	(9,919,867)	(10,528,856)

Translation adjustment	76,680	(204,501)	(29,113)	(99,091)

COMPREHENSIVE LOSS	(1,241,866)	(3,250,496)	(9,948,980)	(10,627,947)
	—
LOSS PER SHARE, BASIC AND DILUTED	(0.054)	(0.339)	(0.498)	(1.191)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,232,369	8,979,430	19,916,489	8,842,890

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024, AND 2023 (unaudited)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, September 30, 2024	435	2,286,105	2,286,105	201	1	23,023,933	23,024	194,998	142,537	104,842,124	(73,415)	(136,101,106)	(31,166,835)
Issuance of common shares from shares to be issued [Note 9]						70,000	70	(70,000)	(42,920)	42,850			—
Conversion of mezzanine equity into common shares [Note 9]	(25)	(142,908)	(142,908)			1,431,181	1,431	394,340	65,407	197,238			264,076
Conversion of convertible notes into common shares [Note 9]								456,601	118,519				118,519
Issuance of shares for services [Note 9]						30,000	30	30,000	15,000	14,970			30,000
Stock based compensation - ESOP [Note 9]										56,938			56,938
Translation adjustment											76,680		76,680
Net loss before dividends for the period												(1,229,154)	(1,229,154)
Preferred stock dividends												(89,392)	(89,392)
Balance, December 31, 2024	410	2,143,197	2,143,197	201	1	24,555,114	24,555	1,005,939	298,543	105,154,120	3,265	(137,419,652)	(31,939,166)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	220	1,082,999	1,082,999	—	—	—	—	—	—	—	—	—	—
Issuance of common shares from shares to be issued [Note 9]	—	—	—	—	—	678,123	678	(678,123)	(583,496)	582,818	—	—	—
Issuance of common shares from at-the-market transaction [Note 9]	—	—	—	—	—	97,811	98	—	—	125,129	—	—	125,227
Conversion of mezzanine equity into common shares [Note 9]	(75)	(428,722)	(428,722)	—	—	2,867,448	2,867	394,340	65,407	671,281	—	—	739,554
Conversion of preferred shares into common shares [Note 9]	—	—	—	(6,104)	(6)	8,952,170	8,952	—	—	4,925,756	—	—	4,934,702
Conversion of convertible notes into common shares [Note 9]	—	—	—	—	—	1,344,709	1,345	865,446	504,927	1,895,464	—	—	2,401,736
Issuance of shares for services [Note 9]	—	—	—	—	—	100,000	100	80,000	42,640	68,380	—	—	111,120
Issuance of shares for settlement of accounts payable [Note 9]	—	—	—	—	—	1,000,413	1,000	—	—	989,408	—	—	990,408
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	172,802	—	—	172,801
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(29,113)	—	(29,113)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(6,485,442)	(6,485,442)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(379,745)	(379,745)
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	(3,054,680)	(3,054,680)
Balance, December 31, 2024	410	2,143,197	2,143,197	201	1	24,555,114	24,555	1,005,939	298,543	105,154,120	3,265	(137,419,652)	(31,939,166)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, September 30, 2023 (unaudited)	6,305	7	8,810,253	8,811	3,955	24,999	93,338,220	(47,387)	(120,053,686)	(26,729,036)
Issuance of warrants for private placement holders [Note 9]							1,524,719			1,524,719
Issuance of warrants for brokers [Note 9]							127,853			127,853
Conversion of preferred shares into common shares [Note 9]	—	—	562,251	562	—	—	353,957	—	—	354,519
Issuance of shares for services [Note 9]	—	—	47,125	47	—	—	45,900	—	—	45,947
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	170,140	—	—	170,140
Translation adjustment	—	—	—	—	—	—	—	(204,501)	—	(204,501)
Net loss before dividends for the period									(2,808,091)	(2,808,091)
Preferred stock dividends	—	—	—	—	—	—	—	—	(237,904)	(237,904)
Balance, December 31, 2023 (unaudited)	6,305	7	9,419,629	9,420	3,955	24,999	95,560,789	(251,888)	(123,099,681)	(27,756,354)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2023 (audited)	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Issuance of common stock	—	—	57,743	58	—	—	119,227	—	—	119,285
Issuance of warrants for private placement holders [Note 9]							1,524,719			1,524,719
Issuance of warrants for brokers [Note 9]							127,853			127,853
Conversion of preferred shares into common shares [Note 9]	—	—	562,251	562	—	—	353,957	—	—	354,519
Issuance of shares for services [Note 9]	—	—	47,125	47	—	—	45,900	—	—	45,947
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	544,655	—	—	544,655
Translation adjustment	—	—	—	—	—	—	—	(99,091)	—	(99,091)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(9,911,813)	(9,911,813)
Preferred stock dividends	—	—	—	—	—	—	—	—	(617,043)	(617,043)
Balance, December 31, 2023 (unaudited)	6,305	7	9,419,629	9,420	3,955	24,999	95,560,789	(251,888)	(123,099,681)	(27,756,354)

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024, AND 2023 (UNAUDITED)

(Expressed in US Dollars)

	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,485,442)	(9,911,813)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	172,802	544,655
Issuance of shares for services	111,120	45,947
Accretion and amortization expenses	1,775,744	1,576,345
Change in fair value of derivative liabilities	468,280	244,014
(Gain) loss upon convertible promissory notes conversion and redemption	149,658	(15,280)
Other expense regarding loss on debt modification	—	59,161
Property and equipment depreciation	4,465	4,465
Non-cash lease expense	302,199	271,357
Changes in operating assets and liabilities:
Accounts receivable, net	300,088	(377,579)
Inventory	309,317	288,096
Deposits and other receivables	(1,237,306)	363,704
Accounts payable and accrued liabilities	2,149,683	1,378,808
Net cash used in operating activities	(1,979,392)	(5,528,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	125,220	119,285
Issuance of preferred shares, net	1,732,532	1,900,000
Proceeds from convertible debentures, net	1,337,898	2,207,579
Proceeds from short term loan and promissory notes, net	(1,407,544)	744,333
Preferred Stock Dividend	(23,868)	(18,016)
Net cash provided by financing activities	1,764,239	4,953,181

Net decrease in cash during the period	(215,153)	(574,939)
Effect of foreign currency translation	(215,154)	89,573
Cash, beginning of period	786,060	570,460
Cash, end of period	509,602	85,094

Supplemental disclosure of cash flow information:
Interest paid	2,432,947	1,638,991
Taxes	—	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

The Company (directly and through its subsidiary) is operating a business that develops, manufactures and sells device and platform technologies, and related services, within the remote monitoring segment of preventative care. It is focused on a realizable healthcare business model that has an existing market and commercialization pathway. As such, its efforts to date have been devoted to building and commercializing an ecosystem of technologies that enable access to this market.

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with Biotricity’s audited consolidated financial statements for the years ended March 31, 2024 and 2023 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period consolidated financial statement presentation.

Reverse Split

On June 29, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation to effect a one-for-six (1-for-6) share consolidation (the “Reverse Split”). The Reverse Split became effective on July 3, 2023. The Reverse Split converted every six outstanding common shares into one share, keeping the par value per share and authorized share count unchanged. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock was automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share: 20,846 shares were issued for this purpose on July 19, 2023. Lastly, the Reverse Split does not impact the amount of authorized, issued or outstanding shares of preferred stock.

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

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

Going Concern, Liquidity and Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company continues to commercialize its current product ecosystem, while concurrently continuing in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of December 31, 2024, had an accumulated deficit of $137,419,652 and a working capital deficiency of $16,280,084. Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include adjustments that might result from the outcome of this uncertainty.

Management anticipates the Company will continue on its revenue growth and loss reduction trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company.

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

Additionally, during the three months ended September 30, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Preferred Stock, at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000. During the three months ended March 31, 2024, the Company issued an additional 110 Series B preferred shares for net proceeds of $925,000. During the nine months ended December 31, 2024, the Company issued an additional 220 Series B preferred shares for net proceeds of $1,732,532.

During the nine months ended December 31, 2024, the Company also raised $1,519,000 from the issuance of convertible notes to private lenders, and sold 97,811 common shares through use of its registration statement, for net proceeds of $125,220.

In the course of operating its business, the Company has consistently increased revenues, improved margins and reduced net operating margins and improved metrics that indicate progress towards profitability. In addition to increasing revenues from its clinical customer base, the Company has expanded into new areas of business and business partnerships that management anticipates will propel the Company’s progress in this regard.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

The Company recognized the following forms of revenue for the three and nine months ended December 31, 2024, and 2023:

	Three months ended December 31		Nine months ended December 31
	2024	2023	2024	2023
	$	$	$	$
Technology fees	3,386,584	2,780,094	9,467,648	8,280,473
Device sales	232,524	192,878	620,049	604,561
	3,619,108	2,972,972	10,087,697	8,885,034

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

	December 31, 2024	March 31, 2024
	$	$
Raw material	896,216	1,128,700
Finished goods	673,869	750,702

	1,570,085	1,879,402

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

In determining the fair value of the warrant issued for services pursuant to financing transactions, the Company used the Black-Scholes option pricing model with the following assumptions: volatility rate, risk-free rate, and the remaining expected life of the warrants that are classified under equity.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

●	Income and other taxes

The calculation of current and deferred income taxes requires the Company to make estimates and assumptions and to exercise judgment regarding the carrying values of assets and liabilities which are subject to accounting estimates inherent in those balances, the interpretation of income tax legislation across various jurisdictions, expectations about future operating results, the timing of reversal of temporary differences and possible audits of income tax filings by the tax authorities. In addition, when the Company incurs losses for income tax purposes, it assesses the probability of taxable income being available in the future based on its budgeted forecasts. These forecasts are adjusted to take into account certain non-taxable income and expenses and specific rules on the use of unused credit and tax losses.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

Accounts Receivable

Accounts receivable consist of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the consolidated balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of input that may be used to measure fair value:

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$509,601	$509,601	$—	$—
Total assets at fair value	$509,601	$509,601	$—	$—

Liabilities:
Derivative liabilities, short-term	$412,941	$—	$—	$412,941
Derivative liabilities, long-term	1,507,271	—	—	1,507,271
Total liabilities at fair value	$1,920,212	$—	$—	$1,920,212

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$786,060	$786,060	$—	$—
Total assets at fair value	$786,060	$786,060	$—	$—

Liabilities:
Derivative liabilities, short-term	$991,866	$—	$—	$991,866
Derivative liabilities, long-term	1,435,668	—	—	1,435,668
Total liabilities at fair value	$2,427,534	$—	$—	$2,427,534

There were no transfers between fair value hierarchy levels during the three and nine months ended December 31, 2024 and 2023.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2024 and March 31, 2024, the Company believes there was no impairment of its long-lived assets.

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

DECEMBER 31, 2024 (Unaudited)

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

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the consolidated statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited, to executives, management, accounting, operations, corporate communication, financial and administrative consulting services.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of December 31, 2024, and 2023.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective for fiscal years beginning after December 15, 2022. The Company has adopted Topic 326 on the Company’s Condensed Consolidated Financial Statements according to the effective date and the adoption has no significant impact on the Company’s Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. There is no significant impact from adopting ASU 2019-12 on the Company’s financial condition, results of operations, and cash flows.

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

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. There is no significant impact from adopting ASU 2023-07 on the Company’s financial condition, results of operations, and cash flows.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2024	As at March 31, 2024
	$	$
Trade and other payables	4,633,563	5,081,992
Accrued liabilities	3,749,644	4,369,576
Deferred revenue	24,252	21,550
Total	8,407,458	9,473,118

Trade and other payables and accrued liabilities as at December 31, 2024 and March 31, 2024 included $653,623 and $1,303,424, respectively, due to two shareholders, who are executives of the Company.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

Series A Convertible Promissory Notes:

During the year ended March 31, 2021, the Company issued $11,275,500 (face value) in two series of convertible promissory notes (the “Series A Notes”) sold under subscription agreements to accredited investors. The Series A Notes were to mature one year from the final closing date of the offering and accrue interest at 12% per annum. For the first series of Series A Notes, commencing six months following the Issuance Date, and at any time thereafter (provided the Holder has not received notice of the Company’s intent to prepay the note), at the sole election of the Holder, any amount of the outstanding principal and accrued interest of this note (the “Outstanding Balance”) could be converted into that number of shares of common stock equal to: (i) the Outstanding Balance divided by (ii) 75% of the volume weighted average price of the common stock for the 5 trading days prior to the Conversion Date (the conversion price).

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

The Company was obligated to issue warrants that accompany the Series A Notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time of the final closing.

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

Prior to January 8, 2021 (final closing date), the Company determined that the conversion and redemption features contained in those Series A Notes represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion and redemption features. For the Series A Notes, the Company recognized debt issuance costs in the amount of $2,301,854 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series A Notes. The Company also recognized initial debt discount in the amount of $8,088,003 and accreted interest over the remaining lives of those Series A Notes. The debt issuance costs were fully amortized by March 31, 2022.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

On December 31, 2024, all of the Series A notes had been converted into common shares, with the exception of notes held by two investors, with a remaining face value in the amount of $700,000.

During the three and nine months ended December 31, 2024, the Company recognized discount amortization of $nil. As of December 31, 2023, the discount on Series A Notes had been fully amortized.

As of December 31, 2024, and March 31, 2024, the Company recorded $248,034 and $173,762, respectively, of interest accruals for the Series A Notes.

During the three and nine months ended December 31, 2024, the Company recognized interest expense in the amount of $24,848 and $72,300, respectively, on Series A Notes.

Series A Notes that remain outstanding as at December 31, 2024 are beyond their contractual maturity date. The notes continue to accrue interest, and no repayment demand notification has been received from noteholders.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

The Company recognized debt issuance costs in the amount of $10,000 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series B Notes. The Company recognized initial debt discount of $1,312,500 and accreted interest over the remaining lives of those notes. The debt issuance costs were fully amortized by March 31, 2022.

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

During the year ended March 31, 2023, $555,600 (face value) of Series B Notes were converted into 126,833 common shares (Note 9 d).

During the year ended March 31, 2023, $126,680 (face value) of Series B Notes were redeemed by cash payment of $145,682. The redemption price was determined in accordance with the Series B note agreement, where the Company has an option to redeem the note at 115% of its principal value instead of converting the note upon receipt of a conversion notice. The difference between the redemption cash payment and the book value of the note redeemed, including the derivative liability associated to the note, was $24,408, and was recognized as a gain upon convertible note repayment.

During the year ended March 31, 2024, the Company redeemed $135,710 of Series B Notes, through a cash payment of $162,851. A gain on redemption $18,540 was recognized as a result of this redemption, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities ($45,681 for the year ended March 31, 2024).

During the three and nine months ended December 31, 2024, the Company redeemed $nil and $22,009 of Series B Notes, through a cash payment of $nil and $25,342, respectively. A gain of $nil and $8,320 was recognized as a result of this redemption, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities ($nil and $8,320 for the three and nine months ended December 31, 2024, respectively).

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

As of December 31, 2024, no Series B Notes remain outstanding.

As of December 31, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $88,881 and $88,602, respectively, related to the Series B Notes.

During the three and nine months ended December 31, 2024, the Company recognized interest expense on the Series B Notes in the amount of $nil and $279, respectively. During the three and nine months ended December 31, 2023, the Company recognized interest expense in the amount of $697 and $3,401, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

Series C Convertible Notes

The Company has issued Series C Notes of $1,812,700 (face value) by March 31, 2024, with net proceeds of $1,100,430 after payment of the relevant financing related fees.

The Series C Notes were sold under subscription agreements to accredited investors. The Series C Notes mature one year from the final closing date of the offering and accrue interest at 15% per annum.

For Series C Notes, commencing six months following the Issuance Date, and at any time thereafter, at the sole election of the Holder, any amount of the outstanding principal and accrued interest of this note (the “Conversion Amount”) could be converted into that number of shares of common stock equal to: the Conversion Amount divided by the “Optional Conversion Price”, which is defined as lower of (i) seventy-five percent (75%) of the VWAP for the five (5) Trading Days prior to the Conversion Date, or (ii) eighty percent (80%) of the gross sale price per share of common stock (or conversion or exercise price per share of common stock of any common stock equivalents) sold in a Qualified Financing (as defined in the Series C note agreements).

For Series C Notes, “Mandatory Conversion” of the notes would convert into common stock at the applicable “Mandatory Conversion Price”, if either (i) on each of any twenty consecutive trading days (the “Measurement Period”) (A) the closing price of the common stock on the applicable trading market is at least $18.00 per share and (B) the dollar value of average daily trades of the common stock on the applicable Trading Market is at least $400,000 per Trading Day; or (ii) upon the closing of a Qualified Financing, provided that the dollar value of average daily trades of the common stock on each of the ten (10) consecutive trading days following such closing is at least $400,000 per trading day. Mandatory Conversion Price means, in the case of a Mandatory Conversion under situation (i) above, seventy percent (70%) of the VWAP over the Measurement Period, or in the case of a Mandatory Conversion under situation (ii) above, eighty percent (80%) of the gross sale price per share of common stock (or conversion or exercise price per share of common stock of any common stock Equivalents) sold in a Qualified Financing.

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

Prior to the final closing date (October 23, 2023), the Company determined that the conversion features contained in those Series C Notes as well as the obligations to issue investor warrants and placement agent warrants represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion features, as well as the obligations related to investor warrant and placement agent warrant issuance. Subsequently, the exercise price of all warrants was concluded and locked to $4.18 and $2.09, respectively, for the note holder and placement agent warrants, as of the final closing date October 23, 2023. Since the exercise price was no longer a variable, the Company concluded that the noteholder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of October 23, 2023 and then transferred to equity (collectively, “End of warrants derivative treatment”) in the amount of $1,278,786 (Note 8).

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

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

During the three and nine months ended December 31, 2024, the Company recognized discount amortization of $215,998 and $1,267,666, respectively, on Series C Notes as accretion and amortization expense. As of December 31, 2024, and March 31, 2024, the remaining unamortized discount on Series C Notes was $35,392 and $1,232,274, respectively.

During the three and nine months ended December 31, 2023, the Company recognized discount amortization of $139,568 and $320,434, respectively, on Series C Notes as accretion and amortization expense. As of December 31, 2023, the remaining unamortized discount on Series C convertible notes was $1,471,345.

During the three and nine months ended December 31, 2024, convertible notes with a face value of $80,000 and $1,512,700 and accrued interest of $18,150 and $240,407, were converted into 456,601 and 2,210,155 common shares, respectively. As of December 31, 2024, 577,644 shares are recognized as an obligation for shares to be issued relating to the conversions. The fair value of common shares issued during the three and nine months ended December 31, 2024, is $184,627 and $2,467,844, respectively, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $124,969 and $2,270,898, respectively, which consisted of the face value of notes converted, accrued interest of $18,150 and $240,442, respectively, and relevant derivative liability of $26,819 and $517,791, respectively. The Company recognized a loss upon conversion of $59,658 and $196,945, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued.

During the three and nine months ended December 31, 2024, convertible notes with a face value of $125,000 and accrued interest of $29,844, were redeemed for a cash payment of $154,844. The Company recorded a gain on redemption of $17,357 related to the conversion, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities.

As of December 31, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $45,688 and $253,643, respectively, related to the Series C Notes.

During the three and nine months ended December 31, 2024, the Company recognized interest expense in the amounts of $15,465 and $65,184, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

Convertible Preferred Notes

The Company entered into a convertible preferred note financing on September 25, 2023 and issued a convertible note (“Preferred Note”) in the principal amount of $1,000,000. The Preferred Note matures on the eighteen month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 12% which is payable in cash monthly.

The Company also issued a Preferred Note on October 25, 2023 in the principal amount of $250,000. The Preferred Note matures on the eighteen month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen month anniversary of the last closing date of the offering. The Preferred Note bears interest at a fixed rate of 12%, which is payable in cash quarterly.

The Company issued a further Preferred Note in January 2024 for a principal amount of $114,303. The Preferred Note matures on the twenty-four (24) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the twenty-four month anniversary of the last closing date of the offering. The Preferred Note bears interest at a fixed rate of 8% which is payable in cash quarterly.

The Company also issued a Preferred Note on June 17, 2024, for a principal amount of $300,000. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen month anniversary of the last closing date of the offering (the “Maturity Date”). The Preferred Note bears interest at a fixed rate of 12% which is payable in cash quarterly.

During the three months ended December 31, 2024, the Company issued $869,000 in unsecured convertible promissory notes to private investors; $100,000 of the notes mature on their six-month anniversary of issuance and bear interest of 10%; $319,000 of the notes mature on their twelve-month anniversary of issuance and bear interest of 10%; and $450,000 of the notes mature on their eighteen-month anniversary of issuance and bear not interest; all of the notes have conversion features that require the mutual consent of the investor and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Other Convertible Notes.

As of December 31, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $41,978 and $4,103, respectively, related to the Preferred Notes.

During the three and nine months ended December 31, 2024, the Company recognized interest expense in the amount of $53,369 and $121,977, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

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

The conversion of the Notes is automatic upon a Qualified Financing (as defined in the Notes) which is in the control of the Company, or at maturity of the notes, upon mutual agreement by the noteholder and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Notes.

During the three and nine months ended December 31, 2024, the Company recognized discount amortization of $nil, on the Notes as accretion and amortization expense. As of December 31, 2024, and March 31, 2024, respectively, the discount on Other Convertible Notes was fully amortized.

During the three and nine months ended December 31, 2023, the Company recognized discount amortization of $55,861 and $166,975, respectively, for the Other Convertible Notes, as part of the accretion and amortization expenses. As of December 31, 2023, the remaining unamortized discount on Other Convertible Notes was $19,428.

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of December 31, 2024, and March 31, 2024, respectively, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three and nine months ended December 31, 2024, was $nil, respectively. The discount amortization during the three and nine months ended December 31, 2023, was nil and $6,142, respectively, and was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $nil accretion expenses, during the three and nine months ended December 31, 2024, and $Nil and $66,213 during the three and nine months ended December 31, 2023, respectively, related to the increase in present value of the loan over its term.

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of December 31, 2024, and March 31, 2024, respectively, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the three and nine months ended December 31, 2024, was $nil respectively. The discount amortization during the three and nine months ended December 31, 2023, was $800 and $11,200, respectively, which was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $nil accretion expenses, during the three and nine months ended December 31, 2024, and $481 and $150,760 accretion expenses, during the three and nine months ended December 31, 2023, respectively, related to the increase in present value of the loan over its term.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of December 31, 2024, and March 31, 2024, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $13,236 and $12,723, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three and nine months ended December 31, 2024, the Company recorded interest expense in the amount of $37,808 and $113,014, respectively, related to the promissory note.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has a principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. During the year ended March 31, 2024, the obligation to repay the principal balance at the original maturity date was waived for a finance charge of $50,000, which the Company recorded as interest expense in the in the statement of operations. As of December 31, 2024, and March 31, 2024, the amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $Nil. During the three and nine months ended December 31, 2024, the Company recognized amortization of discount on this promissory note in the amounts of $nil, respectively. During the three and nine months ended December 31, 2023, the Company recognized amortization of discount on this promissory note in the amounts of $nil and $7,304, respectively, as accretion and amortization expenses. As of December 31, 2024, and March 31, 2024, the Company recorded accrued interest in the amount of $50,000 related to this promissory note.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds borrowed to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost in the amount of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. During the three and nine months ended December 31, 2024, the Company recognized $nil and $2,800, respectively, of amortization of discount as accretion and amortization expenses. During the three and nine months ended December 31, 2023, the Company recognized $9,100 and $16,100, respectively, of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $nil and $4,152 accretion expenses, during the three and nine months ended December 31, 2024, respectively and $108,245 and $300,651 during the three and nine months ended December 31, 2023, respectively, related to the increase in present value of the loan over its term. During the three and nine months ended December 31, 2024, net repayments for the loan amounted to $20,000 and $211,500, respectively.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of December 31, 2024, and March 31, 2024 the Company had drawn $1,718,286 and $1,286,792, respectively, in accounts receivable financing and $198,000 and $125,000, respectively, in inventory financing with aggregate principal outstanding of $1,916,286 and $1,411,792, respectively. During the three and nine months ended December 31, 2024, the Company recognized interest expense in the amount of $117,133 and $324,851, respectively. As of December 31, 2024, and March 31, 2024 the Company recorded accrued interest in the amount of $36,575 and $23,879 related to the Revolving Facility.

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of December 31, 2024, and March 31, 2024, the principal was fully repaid and discount for this loan was fully amortized. No repayments were made during the nine months ended December 31, 2024.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue interest but do contain administrative fees in the aggregate of $75,000. One of the notes matures three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 is due. The second note matures six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 is due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of December 31, 2024, and March 31, 2024, the amount of principal outstanding on the note was $72,500 and $427,500, respectively. Accrued interest outstanding on the note as of December 31, 2024, and March 31,2024, was $75,000, respectively. During the three and nine months ended December 31, 2024, net repayments towards the principal amount of the notes amounted to $125,000 and 500,000, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

On December 8, 2023, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $630,000, prior to the deduction of issuance costs in the amount of $15,750. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 44 weeks. The Company is required to make weekly payments of $19,195 ($844,200 in the aggregate). As of December 31, 2024, and March 31, 2024, the amount of principal outstanding under this amended agreement was $nil and $443,185, respectively, and the remaining unamortized issuance cost discount was $nil and $10,023, respectively. During the three and nine months ended December 31, 2024, the Company recognized $716 and $10,023 of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $769 and $93,895 accretion expenses during the three and nine months ended December 31, 2024, related to the increase in present value of the loan over its term. During the three and nine months ended December 31, 2024, total repayments for the loan amounted to $130,000 and $497,925.

During January 2024, the Company entered into a short term loan agreement with an individual lender that resulted in gross proceeds of $140,000 (the “Principal Amount”). The loan has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. As of December 31, 2024, and March 31, 2024, the amount of principal outstanding on the note was $85,192 and $140,000, respectively. As of December 31, 2024, and March 31, 2024, accrued interest outstanding on the note was $15,645 and $nil, respectively. The loan continues to accrue interest, and total repayments for the loan amounted to $54,808 during the three and nine months ended December 31, 2024, respectively. During the three and nine months ended December 31, 2024, the Company recognized interest expense in the amount of $9,544 and $20,774 related to the short term loan.

During February 2024, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $660,504 (the “Principal Amount”). The note has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. As of December 31, 2024, and March 31, 2024, the amount of principal outstanding on the note was $660,932. As of December 31, 2024, and March 31, 2024, accrued interest outstanding on the note was $68,899 and $7,101, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three and nine months ended December 31, 2024, the Company recognized interest expense in the amount of $14,682 and $54,446, respectively, related to the promissory note.

On February 2, 2024, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $700,000, prior to the deduction of issuance costs in the amount of $35,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 35 weeks. The Company is required to make weekly payments of $29,235 ($1,008,000 in the aggregate). As of December 31, 2024, and March 31, 2024, the amount of principal outstanding under this agreement was $nil and $581,105, respectively, and the remaining unamortized issuance cost discount was $nil and $26,879, respectively. During the three and nine months ended December 31, 2024, the Company recognized $486 and $26,879, respectively, of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $303 and $193,015, respectively, accretion expenses during the three and nine months ended December 31, 2024, related to the increase in present value of the loan over its term. During the three and nine months ended December 31, 2024, total repayments for the loan amounted to $207,250 and $656,805.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. The Company and the Lender have negotiated the terms under which the Company will be allowed to extend the interest-only period and delay the start of principal repayment. The negotiated terms indicate principal repayment of $2.4 million ($600,000 per quarter), during the final two years of the term. A current portion of the term loan of $2,400,000 was reported in the Company’s current liabilities as at December 31, 2024. Prepayment of amounts owing under the Credit Agreement is allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee, along with other fees that may be assessed during the term of the loan. As part of the loan transaction, the Company paid legal and professional costs directly in connection to the debt financing in the amount of $50,000 in cash. Total costs directly in connection to the debt financing in the amount of $193,437 (professional fee $48,484; lender’s origination fee, due diligence fee, and other expenses in the amount of $144,953) were deduced from the gross proceeds in the amount of $12,000,000. The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests by using the proceeds from the loan.

Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted for as debt discount and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. During November 2022, unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance. In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants were accounted as part of the debt discount as well as a credit into additional paid-in capital and amortized using the effective interest method.

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

In November 2024, the Company completed an additional transaction with its term lender to receive an additional $635 thousand in term loan proceeds, and interest relief through the capitalization of approximately $945 thousand in interest amounts due on its existing term loan. As part of this arrangement, the Company issued 600,000, 7-year share warrants to the term lender with a strike price of $0.50 per share and agreed to increase the term loan exit fee to $1.425 million at the end of its 5-year term. Concurrently, the Company received waiver and forbearance relief on certain term loan covenants and their respective defaults.

For the three and nine months ended December 31, 2024, the amortization of debt discount expense was $52,857 and $157,314 respectively. For the three and nine months ended December 31, 2023, the amortization of debt discount expense was $51,950 and $154,616, respectively.

Total interest expense on the term loan for the three and nine months ended December 31, 2024, amounted to $559,460 and $1,546,595, respectively.

The Company had accrued interest payable of $720,123 and $795,656, respectively, as of December 31, 2024, and March 31, 2024.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

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

As of December 31, 2024, and March 31, 2024, the Company recorded accrued interest of $4,460 and $26,497, respectively, for the EIDL loan.

Interest expense on the above loan was $8,231 and $24,603 for the three and nine months ended December 31, 2024, respectively, and $8,231 and $24,603 for the three and nine months ended December 31, 2023, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the nine months ended December 31, 2024 and 2023:

	Fiscal Year 2025	Fiscal Year 2024
	$	$
Derivative liabilities, beginning of period - March 31	1,435,668	759,065
New issuance [Note 9]	649,533	642,417
Change in fair value of derivatives during period	487,272	(142,830)
Reduction due to preferred shares converted [Note 9]	(1,065,202)	(119,359)
Derivative liabilities, end of period	1,507,271	1,139,293

The lattice methodology was used to value the derivative components of Series A Preferred Stock, using the following assumptions during the nine months ended December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Dividend yield (%)	12	12
Risk-free rate for term (%)	4.1 – 5.1	4.7 – 5.2
Volatility (%)	91.2 – 194.2	71.9 – 111.4
Remaining terms (Years)	0.41 – 1.59	0.34 – 2.01
Stock price ($ per share)	0.24 – 1.14	1.15 – 3.82

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

The Monte Carlo simulation methodology was used to value the derivative components of Series B Preferred Stock, using the following assumptions during the nine months ended December 31, 2024:

	December 31, 2024	December 31, 2023
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.7 – 5.1	5.04 – 13.68
Volatility (%)	126.4 – 185.8	76.2 – 119.1
Remaining terms (Years)	0.72 – 2	0.25 – 1.97
Stock price ($ per share)	0.24 – 1.34	0.64 – 2.14

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the nine months ended December 31, 2024, and 2023:

	Fiscal Year 2025	Fiscal Year 2024
	$	$

Balance beginning of period – March 31	991,866	1,008,216
New Issuance	—	1,224,933
Conversion to common shares	(490,972)	(39,089)
Change in fair value of derivative liabilities	(32,525)	386,845
End of derivative treatment	—	(1,652,572)
Convertible note redemption	(8,320)	-
Balance end of period – December 31	460,059	928,333

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the nine months ended December 31, 2024, and 2023, using the following assumptions:

	December 31, 2024	December 31, 2023
Risk-free rate for term (%)	4.1 – 5.2	4.2 - 5.3
Volatility (%)	91.2 – 352.4	76.2 - 126.6
Remaining terms (Years)	0.25 – 0.5	0.25 – 1.49
Stock price ($ per share)	0.24 – 1.45	0.46 - 3.04

9. STOCKHOLDERS’ DEFICIENCY

(a) Authorized and Issued Stock

As at December 31, 2024, the Company is authorized to issue 125,000,000 (March 31, 2024 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2024 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2024 – 20,000) are designated shares of Series A preferred stock and 600 (March 31, 2024 – 600) are designated shares of Series B preferred stock.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

At December 31, 2024, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding were 24,555,114 (March 31, 2024 – 9,514,440) shares; these were comprised of 24,394,442 (March 31, 2024 – 9,353,768) shares of common stock and 160,672 (March 31, 2024 – 160,672) exchangeable shares. At December 31, 2024, there were 200 shares of Series A Preferred Stock issued and outstanding (March 31, 2024 – 6,304), and 410 shares of Series B Preferred Stock issued and outstanding (March 31, 2024 – 265). There is also one share of Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement as at December 31, 2024, and March 31, 2024.

(b) Series (A) Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of December 31, 2024, and 2023 was 200 and 6,304, respectively.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

During the nine months ended December 31, 2024, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 accrued dividends thereon were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142), was $3,054,679 and was recognized as a deemed dividend expense.

(c) Series B Preferred Stock and Mezzanine Equity

On September 19, 2023, the Company entered into a security purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share of Preferred Stock, and after accounted for other issuance related costs, the Company received net proceeds of $1,900,000.

During the three months ended March 31, 2024, the Company issued an additional 110 Series B preferred shares were issued for net proceeds of $925,000. During the three and nine months ended December 31, 2024, the Company issued an additional and 220 Series B preferred shares for net proceeds of $ nil and $1,732,532, respectively.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

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

During the three and nine months ended December 31, 2024, 25 and 75 Series B preferred shares and dividends accrued thereon were converted into 1,431,181 and 2,867,448 common shares, respectively. As a result of the conversion, the Company reduced the book value of mezzanine equity by $142,908 and $428,722 and reduced its accrued dividends liability by $25,116 and $53,554 during the three and nine months ended December 31, 2024, respectively. The Company also reduced the fair value of derivative liabilities by $96,053 and $256,725 related to the shares converted during the three and nine months ended December 31, 2024, respectively. The Company recognized corresponding credits to common share par value and paid in capital.

A roll-forward of activity is presented below for the nine months ended December 31, 2024:

	Fiscal Year 2025	Fiscal Year 2024
	$	$
Balance beginning of period – March 31	1,488,920	—
Net proceeds received pursuant to the issuance of preferred shares	1,732,532	1,900,000
Recognition of derivative liabilities (Note 8)	(649,533)	(642,417)
Conversion into common shares	(428,722)	(228,727)
Balance end of period – December 31	2,143,197	1,028,856

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

(d) Share issuances

Share issuances during the nine months ended December 31, 2024

During the three and nine months ended December 31, 2024, the Company issued nil and 320,321 common shares to Series B preferred shareholders, respectively, in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions.

In October 2024, the Company issued 1,197,770 common shares on partial conversion of 25 shares of Series B Convertible Redeemable Preferred Stock, and a further 233,441 additional common shares required to complete its conversion obligation of a conversion of 25 shares of Series B Convertible Redeemable Preferred Stock that was triggered on July 11, 2024. During the three and nine months ended December 31, 2024, the Company issued another 1,431,181 and 2,867,448 common shares to Series B preferred shareholders for an additional request to convert 25 and 75 Series B preferred shares, respectively (see Note 9(c)). During that same period, the Company issued 100,000 shares of common stock valued at $26,000 to a consultant as part of agreed contract remuneration. and 1,751,502

During the three and nine months ended December 31, 2024, convertible notes with a face value of $55,000 and $1,487,700, respectively, were converted into 456,601 and 2,210,155 common shares, respectively. As of December 31, 2024, 577.644 shares are recognized as an obligation for shares to be issued relating to the conversion. The fair value of common shares issued during the three and nine months ended December 31, 2024, is $118,519 and $2,401,736, respectively, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $88,303 and $2,234,232, respectively, which consisted of the face value of notes converted, accrued interest of $14,973 and $237,230, respectively, and relevant derivative liability of $18,330 and $509,302, respectively. The Company recognized a loss upon conversion of $30,216 and $167504, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued. (Note 5).

During the nine months ended December 31, 2024, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 relevant accrued dividend were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142) was $3,054,679 and was recognized as deemed dividend expense.

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

In addition, during the nine months ended December 31, 2024, the Company issued 170,000 common shares for services received with a fair value of $111,400, which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital. During that same period, the Company issued 100,000 shares of common stock valued at $26,000 to a consultant as part of agreed contract remuneration.

Share issuances during the nine months ended December 31, 2023

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

(e) Shares to be issued

Activity during the nine months ended December 31, 2024

During the three months ended December 31, 2024, the Company issued nil common shares to Series C Note holders, in relation to shares to be issued obligation as of June 30, 2024, for Series C Note conversions.

During the nine months ended December 31, 2024, the Company issued 320,321 common shares to Series B preferred shareholders in relation to shares to be issued obligation as of March 31, 2024, for Series B preferred share conversions.

During the three and nine months ended December 31, 2024, Series C Notes with a face value of $55,000 and $1,487,700, respectively, were converted into 456,601 and 2,210,155 common shares, respectively. As of December 31, 2024, 577,544 shares are recognized as an obligation for shares to be issued relating to the conversion.

During the three and nine months ended December 31, 2024, the Company recorded the obligation for 30,000 and 80,000 shares to be issued with respect to contract advisory services, with a fair value of $15,000 and $42,640 which was recognized as general and administrative expenses.

Activity during the nine months ended December 31, 2023

None.

(f) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the nine months ended December 31, 2024

None.

Warrant exercises and issuances during the nine months ended December 31, 2023

During the three months ended December 31, 2023, the Company issued 868,098 warrants to noteholders and 69,062 warrants to the placement agent, related to the final closing of Series C Notes (Note 5). Prior to the final closing date (October 23, 2023) of Series C Notes, the Company determined that the obligations to issue note holder warrants and placement agent warrants represented a derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities. Subsequently, the exercise price of all warrants was concluded and locked to $4.18 and $2.09, respectively, for the note holder and placement agent warrants, as of the final closing date October 23, 2023. Since the exercise price was no longer a variable, the Company concluded that the note holder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of October 23, 2023 and then transferred to equity (collectively, “End of warrants derivative treatment”). The warrants were therefore recognized with a reduction of $1,652,572 against the derivative liability and a corresponding credit against paid in capital.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

Warrant activity during the nine months ended December 31, 2024, is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2024	208,927	253,994	868,098	1,331,019

Expired/cancelled	—	(15,000)	—	(15,000)
Exercised	—	—	—	—
Issued	—	—	—	—
As at December 31, 2024	208,927	238,894	868,098	1,316,019

Exercise Price	$ 2.09 to $22.50	$ 2.69 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to Dec 2032	October 2027

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

The Plan shall continue in effect until its termination by the board of directors or committee formed by the board; provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth anniversary of the effective date. The maximum number of shares of stock that may be issued under the Plan was initially 1,241,422 shares; provided that the maximum number will automatically increase on January 1 of each year for not more than 10 years from the effective date, so the number of shares that may be issued is an amount no greater than 20% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

During the three and nine months ended December 31, 2024, the Company granted 250,000 and 291,559 stock options and during the three and nine months ended December 31, 2023, no new stock options, respectively. The Company recorded stock-based compensation of $56,885 and $115,863, respectively, during the three and nine months ended December 31, 2024 and $170,140 and $544,655, respectively, during the three and nine months ended December 31, 2023, under selling, general and administrative expenses with corresponding credit to additional paid in capital.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

The following table summarizes the stock option activities during the nine months ended December 31:

	2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2024	1,239,873	$9.39	1,264,890	$9.29
Granted	291,559	$1.24	3,585	$2.79
Exercised	—	$—	—	$—
Expired/ Forfeited	(66,719)	$12.57	(28,214)	$7.80
Outstanding at December 31, 2024	1,464,713	$7.71	1,240,261	$9.32

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective nine months periods ended December 31:

	December 31, 2024	December 31, 2023
Exercise price ($)	0.2899 - 0.8997	2.79
Risk free interest rate (%)	4.13% - 4.43%	3.85
Expected term (Years)	2.00 - 6.50	10.0
Expected volatility (%)	103.26% - 128.43%	117.1
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	0.178 - 0.733	2.30
Expected forfeiture (attrition) rate (%)	0.00	0.00

2023 Equity Incentive Plan and the Employee Stock Purchase Plans

On March 31, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes grants of equity-based and incentive cash awards to eligible participants designated by the 2023 Plan’s administrator. The 2023 Plan will be administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). An aggregate of 5,000,000 shares of the Company’s common stock, plus the number of shares available for issuance under the Company’s 2016 Equity Incentive Plan that had not been made subject to outstanding awards, were reserved for issuance under the 2023 Plan. Unless earlier terminated by the Board, the 2023 Plan will remain in effect until all common stock reserved for issuance has been issued, provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date of the 2023 Plan.

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

DECEMBER 31, 2024 (Unaudited)

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

	Fiscal Year 2024	Fiscal Year 2023
Right of Use Asset	$	$
Beginning balance at March 31	1,221,593	1,587,492
New leases	—	—
Amortization	(302,199)	(271,357)
Ending balance at December 31	919,394	1,316,135

	2024	2023
Lease Liability	$	$
Beginning balance at March 31	1,386,486	1,722,095
New leases	—	—
Repayment and interest accretion, net	(335,165)	(261,072)
Ending balance at December 31	1,051,320	1,461,023

	December 31, 2024	March 31, 2024
Lease Liability	$	$
Current portion of operating lease liability	511,922	457,371
Noncurrent portion of operating lease liability	539,398	929,115

The operating lease expense was $437,466 for the nine months ended December 31, 2024 (2023: $420,251) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $437,466 and $394,214 during the nine months ended December 31, 2024 and December 31, 2023, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at December 31, 2024:

Calendar year	$
2024	552,293
2025	600,288
2026	565,359
Total undiscounted lease liability	1,717,940
Less imputed interest	666,620
Total	1,051,320

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at December 31, 2024 or March 31, 2024 and, consequently, no provision for such has been recognized in the Condensed Consolidated Financial Statements.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (Unaudited)

(Expressed in US dollars)

12. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the nine months ended December 31, 2024, and December 31, 2023. The Company recognized depreciation expense for these assets in the amount of $1,489 and $1,489, respectively, during the three months ended December 31, 2024 and 2023, and $4,465 and $4,465 during the nine months ended December 31, 2024 and 2023.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2024	16,839	12,928	29,767
Additions	—	—	—
Disposals	—	—	—
Balance at December 31, 2024	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2024	8,042	6,173	14,215
Depreciation for the period	2,528	1,936	4,465
Disposals	—	—	—
Balance at December 31, 2024	10,570	8,109	18,680

Net book value
Balance at March 31, 2024	8,797	6,755	15,552
Balance at December 31, 2024	6,269	4,819	11,087

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from January 1 to February 19, 2025, the date the Condensed Consolidated Financial Statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●	During January and February of 2025, the Company issued $337 thousand in unsecured convertible promissory notes to private investors. These notes mature eighteen to twenty-four months from their issuance date, bear 10% of interest and are convertible at the mutual agreement of the investor and the Company.
●	During January 2025, the Company issued 394,340 in partial settlement of residual shares owing as a result of a conversion notice rendered to the Company in October 2024; the original conversion notice was for 25 shares of Convertible Redeemable Preferred Stock.

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

We have also strengthened relationships with Amazon and Google. The healthcare AI market opportunity is projected to grow to $208.2 billion by 2030 according to Grand View Research. We have already established a strong foothold, having built a powerful proprietary cardiac AI model that combines Google’s TensorFlow, AWS infrastructure, big data and a continuous learning engine. This combination allows us to rapidly improve our cardiac technology. Our goal is to enhance the capabilities of our cardiac AI model to allow us to support healthcare professionals in handling exponentially more patients while identifying the most critical data. This will enable healthcare workers to elevate the quality of care while serving a larger number of patients. As growing patient numbers further stress the shortage of healthcare professionals, our technology could help alleviate this pressing issue. We have engineered our technology to not only improve patient care and outcomes, but to do so in a manner that supports more patients. This has led to increasing sales of our remote cardiac monitoring devices and the ramp-up of our subscription-based service, increasing our recurring revenue over the past few quarters as we chart a clear path to profitability.

From a market perspective, increasing interest and demand continue to drive the adoption of our suite of products, which are focused on chronic cardiac disease prevention and management. Our efforts in commercialization and development have yielded tremendous progress in remote monitoring solutions for diagnostic and post-diagnostic products.

Results of Operations

Nine Months Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the nine months ended December 31, 2024, and 2023.

	For the nine months ended December 31,
	2024	2023	Period to Period Change
Revenue	$10,087,697	$8,885,034	$1,202,663
Cost of revenue	2,501,387	2,801,066	(299,679)
Gross profit	7,586,310	6,083,968	1,502,342
Gross Margin	75.2%	68.5%	6.7%

Operating expenses:
Selling, general and administrative	7,596,717	10,004,350	(2,407,633)
Research and development	1,583,093	1,863,551	(280,458)
Total operating expenses	9,179,810	11,867,901	(2,688,091)
Loss from operations	(1,593,500)	(5,783,933)	4,190,433

Interest expense	(2,370,286)	(2,203,860)	(166,426)
Accretion and amortization expenses	(1,775,744)	(1,576,345)	(199,399)
Change in fair value of derivative liabilities	(468,280)	(244,014)	(224,266)
Gain (loss) upon convertible promissory note conversion and redemption	(149,658)	15,280	(164,938)
Other income	(127,974)	(118,941)	(9,033)
Net loss before income taxes	(6,485,442)	(9,911,813)	3,426,371
Income taxes	—	—	—
Net loss before dividends	$(6,485,442)	$(9,911,813)	$3,426,371

Net loss before dividends for the nine months ended December 31, 2024, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 35 U.S. states as of December 31, 2024. The Company earned combined device sales and technology fee income of $10.1 million during the nine months ended December 31, 2024 – 13.5% growth in revenue over the $8.9 million earned in the prior year comparable nine month period.

Technology fee revenue increased to $9.5 million during the nine months ended December 31, 2024, which is a 14.3% increase over the corresponding nine-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 6.1% of our total revenue, or $620 thousand for the nine-month period ended December 31, 2024. Gross profit percentage was 75.2% for the nine months ended December 31, 2024, as compared to 68.5% in the corresponding prior year period. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given consistent gross margin on technology fees of over 80%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 93.9% of total revenue for the nine-month period ended December 31, 2024.

Operating Expenses

Total operating expenses for the nine months ended December 31, 2024, were $9.2 million as compared to $11.9 million for the nine months ended December 31, 2023. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the nine months ended December 31, 2024, was $7.6 million, compared to approximately $10.0 million during the nine months ended December 31, 2023 – a 24.1% reduction. The reduction was a result of increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the nine months ended December 31, 2024, we recorded research and development expenses of $1.6 million, compared to $1.9 million incurred for nine months ended December 31, 2023. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the nine months ended December 31, 2024, and 2023, we incurred interest expenses of $2.4 million and $2.2 million, respectively. The increase in interest expense during the current period was the result of an increase in borrowings when compared to the prior year period.

Accretion and amortization expenses

For the nine months ended December 31, 2024, and 2023, we incurred accretion expenses of $1.8 million and $1.6 million, respectively. The increase in the current period was a result of debt discount amortization related to convertible notes conversions during the first fiscal quarter.

Change in fair value of derivative liabilities

For the nine months ended December 31, 2024, and 2023, we recognized a loss of $468 thousand versus a loss of $244 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Gain (loss) upon convertible promissory notes conversion

During the nine months ended December 31, 2024, and 2023, we recorded a loss of $90 thousand versus a gain of $15 thousand, respectively, related to the redemption and conversion of our convertible promissory notes.

Other income (expense)

During the nine months ended December 31, 2024, we recognized $128 thousand in other expense, which consisted of loss on debt extinguishment, income from late payment charges, as well as expenses attributed to the financing component provisions contained in our revenue contracts. During the nine months ended December 31, 2023, we recognized $119 thousand in other expense attributed to non-operating costs from note modifications, transaction expense on the Series B preferred share issuance, and the financing component provisions contained in our revenue contracts.

Three Months Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended December 31, 2024, and 2023.

	For the three months ended December 31,
	2024	2023	Period to Period Change
Revenue	$3,619,108	$2,972,972	$646,136
Cost of revenue	855,140	804,986	50,154
Gross profit	2,763,968	2,167,986	595,982
Gross Margin	76.4%	72.9%	3.4%

Operating expenses:
Selling, general and administrative	2,381,734	2,996,804	(615,070)
Research and development	551,216	452,956	98,260
Total operating expenses	2,932,950	3,449,760	(516,810)
Loss from operations	(168,982)	(1,281,774)	1,112,792

Interest expense	(849,538)	(790,080)	(59,458)
Accretion and amortization expenses	(291,128)	(422,706)	131,578
Change in fair value of derivative liabilities	32,339	(326,683)	359,022
Gain (loss) upon convertible promissory note conversion and redemption	(17,357)	2,148	(19,505)
Other income	65,512	11,004	54,508
Net loss before income taxes	(1,229,154)	(2,808,091)	1,578,937
Income taxes	—	—	—
Net loss before dividends	$(1,229,154)	$(2,808,091)	$1,578,937

Net loss before dividends for the three months ended December 31, 2024, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

By increasing our sales force and geographic footprint, we are actively selling in 35 U.S. states as of December 31, 2024. The Company earned combined device sales and technology fee income of $3.6 million during the three months ended December 31, 2024 – 21.7% growth in revenue over the $3.0 million earned in the prior year comparable quarter.

Technology fee revenue increased to $3.4 million during the three months ended December 31, 2024, which is a 21.8% increase over the corresponding three-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 6.4% of our total revenue, or $233 thousand for the three-month period ended December 31, 2024. Gross profit percentage was 76.4% for the three months ended December 31, 2024, as compared to 72.9% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given strong gross margin on technology fees of approximately 81.4%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 93.6% of total revenue for the three-month period ended December 31, 2024.

Operating Expenses

Total operating expenses for the three months ended December 31, 2024, were $2.93 million as compared to $3.45 million for the three months ended December 31, 2023. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the three months ended December 31, 2024, was $2.4 million, compared to approximately $3.0 million during the three months ended December 31, 2023 – a 20.5% reduction. The reduction was a result of increased monitoring of spending and efficiency gains that resulted in reductions in fixed general and administrative expenses in the current period.

Research and development expenses

For the three months ended December 31, 2024, we recorded research and development expenses of $0.6 million, compared to $0.5 million incurred for the three months ended December 31, 2023. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended December 31, 2024, and 2023, we incurred interest expenses of $0.8 million, respectively.

Accretion and amortization expenses

For the three months ended December 31, 2024, and 2023, we incurred accretion expenses of $0.4 million, respectively.

Change in fair value of derivative liabilities

For the three months ended December 31, 2024, and 2023, we recognized a gain of $32 thousand versus a loss of $0.3 million, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Gain (loss) upon convertible promissory notes conversion

During the three months ended December 31, 2024, and 2023, we recorded a gain of $42 thousand versus a gain of $2 thousand, respectively, related to the redemption and conversion of our convertible promissory notes.

Other income (expense)

During the three months ended December 31, 2024, we recognized $65 thousand in other income, which consisted of loss on debt extinguishment, income from late payment charges, as well as income attributed to the financing component provisions contained in our revenue contracts. During the three months ended December 31, 2023, we recognized $11 thousand in other expense attributed to non-operating costs from note modifications, transaction expense on the Series B preferred share issuance, and the financing component provisions contained in our revenue contracts.

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

Management considers the EBITDA and adjusted EBITDA measures for the three and nine-month periods ended December 31, 2024, to be indicators of the Company’s progress towards breakeven profitability as well as improvement towards operating cash-flow break-even. EBITDA improved by 98.3% and 62.9%, respectively, when compared to the three and nine months ended for the corresponding prior period. Adjusted EBITDA, which management uses as a measure for tracking free cashflow levels, improved to negative $110.6 thousand for the quarter ended December 31, 2024, a reduction of approximately $1 million in negative Adjusted EBITDA from the comparative period of the prior fiscal year, which is an 90% improvement.

EBITDA and Adjusted EBITDA

	Three months ended December 31, 2024	Three months ended December 31, 2023	Nine months ended December 31, 2024	Nine months ended December 31, 2023
	$	$	$	$
Net loss attributable to common stockholders	(1,318,546)	(3,045,995)	(9,919,867)	(10,528,856)
Add:
Provision for income taxes	—	—	—	—
Interest expense	849,538	790,080	2,370,286	2,203,860
Accretion and amortization expenses	292,616	424,194	1,780,209	1,580,810
Preferred stock dividends (2)	89,392	237,904	3,434,425	617,043
EBITDA	(87,000)	(1,593,817)	(2,334,947)	(6,127,143)

Add (Less)
Share based compensation (1)	56,938	170,140	172,802	544,655
Other (income)/loss (3)	(65,512)	(11,004)	127,974	118,941
(Gain) loss upon convertible promissory notes conversion and redemption (3)	17,357	(2,148)	149,658	(15,280)
Fair value change on derivative liabilities (3)	(32,339)	326,683	468,280	244,014
Adjusted EBITDA	(110,555)	(1,110,146)	(1,416,233)	(5,234,813)

Weighted average number of common shares outstanding	24,232,369	8,979,430	19,916,489	8,842,890

Adjusted Loss per Share, Basic and Diluted	(0.005)	(0.124)	(0.071)	(0.592)

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a gain of $76.7 thousand versus a loss of $29.1 thousand for the nine months ended December 31, 2024, and 2023, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2024, and 2023, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financing, and collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditure may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at December 31, 2024, has an accumulated deficit of $137,419,652. On December 31, 2024, the Company had a working capital deficit of $16,280,084.

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

During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders, and also raised convertible notes, net of redemptions of $2,355,318 from various lenders. During the fiscal year ended March 31, 2024, the Company raised short-term loans and promissory notes, net of repayments of $853,030 and convertible notes, net of redemptions of $2,962,386 from various lenders. The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying a 3% placement fee and other issuance expenses. Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs was $1,900,000. During the three months ending March 31, 2024, 110 Series B preferred shares were issued for net proceeds of $925,000.

During the nine months ended December 31, 2024, 220 Series B preferred shares were issued for net proceeds of $1.7 million. The Company also raised $1.5 million from the issuance of convertible notes to private lenders. Lastly, the Company sold 97,811 common shares through use of its registration statement, for net proceeds of $125,277.

On November 12, 2024, the Company term lender demonstrated its ongoing support for the business, wherein it completed an additional transaction with the Company in order for the Company to receive waiver and forbearance on of certain covenant defaults as well as an additional $635 thousand in term loan proceeds and the capitalization of approximately $945 thousand in interest amounts due, in lieu of paying these in cash currently.

During period subsequent to December 31, 2024, the Company also raised additional funding from private investors in the amount of $337 thousand in the form of promissory notes and convertible promissory notes.

Adjusted EBITDA, which management uses as a measure for tracking free cashflow levels, improved to negative $110,555 thousand for the quarter ended December 31, 2024, a reduction of approximately $1 million in negative Adjusted EBITDA from the comparative period of the prior fiscal year, which is a 90% improvement.

On December 31, 2024, we had cash deposits in the aggregate of $509,601.

The Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations for at least a period of one year from the date of these Condensed Consolidated Financial Statements.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(1,979,392)	$(5,528,120)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,764,239	4,953,181
Net decrease in cash	$(61,305)	$(574,939)

Net Cash Used in Operating Activities

During the nine months ended December 31, 2024, we used cash in operating activities in the amount of $1.4 million. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to achieve break-even cashflow by containing costs while increasing revenues.

During the nine months ended December 31, 2023, we used cash in operating activities of $5.53 million. These activities involved expenditures for sales, infrastructure and business development, as well as marketing and operating activities, and continued research and product development.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil during the nine months ended December 31, 2024, and 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.76 million as compared to net cash provided of $4.95 million during the nine months ended December 31, 2024, and 2023, respectively.

For the nine months ended December 31, 2024, the net cash provided by financing activities was primarily due to the issuance of Series B preferred stock of $1.7 million.

For the nine months ended December 31, 2023, the net cash provided by financing activities related primarily to net proceeds attributed to the issuance of Series B preferred stock of $1.9 million, the issuance of convertible notes of $2.3 million and the issuance of short term loans and promissory notes of approximately $1.4 million, net of repayments. Lastly, we issued common stock resulting in $0.1 million of net proceeds.

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

During the nine months ended December 31, 2024, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K filed on June 27, 2024.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February 2025.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

