Form 10-Q/A
period 2024-12-31
BIOTRICITY INC.
filed 2025-02-20
CIK 1630113

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Biotricity Inc. (the “Company”) for the quarter ended December 31, 2024, originally filed with the Securities and Exchange Commission on February 19, 2025 (the “Original Filing”), is being filed solely to correct clerical data entry errors that inadvertently occurred on editing in the original filing. In accordance with the foregoing, this Amendment No. 1 amends the Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficiency and the Condensed Consolidated Statements of Cash Flows, as well as the information on recently issued accounting pronouncements in Note 3 to the financial statements. The Company is also including with this Amendment No. 1 certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Filing is amended or changed by this amendment.

2

BIOTRICITY INC.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2024 (unaudited) and March 31, 2024 (audited)	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2024 and 2023 (unaudited)	6

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficiency for the three and nine months ended December 31, 2024 and 2023 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023 (unaudited)	11

Notes to the Condensed Consolidated Financial Statements	12

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

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024, AND 2023 (unaudited)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, September 30, 2024	435	2,286,105	2,286,105	201	1	23,023,933	23,024	194,998	142,537	104,842,124	(73,415)	(136,101,106)	(31,166,835)
Issuance of common shares from shares to be issued [Note 9]						70,000	70	(70,000)	(42,920)	42,850			—
Conversion of mezzanine equity into common shares [Note 9]	(25)	(142,908)	(142,908)			1,431,181	1,432	394,340	65,407	197,238			264,077
Conversion of convertible notes into common shares [Note 9]								456,601	118,519				118,519
Issuance of shares for services [Note 9]						30,000	30	30,000	15,000	14,970			30,000
Stock based compensation - ESOP [Note 9]										56,939			56,939
Translation adjustment											76,680		76,680
Net loss before dividends for the period												(1,229,154)	(1,229,154)
Preferred stock dividends												(89,392)	(89,392)
Balance, December 31, 2024	410	2,143,197	2,143,197	201	1	24,555,114	24,556	1,005,939	298,543	105,154,121	3,265	(137,419,652)	(31,939,166)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	220	1,082,999	1,082,999	—	—	—	—	—	—	—	—	—	—
Issuance of common shares from shares to be issued [Note 9]	—	—	—	—	—	678,123	678	(678,123)	(583,496)	582,818	—	—	—
Issuance of common shares from at-the-market transaction [Note 9]	—	—	—	—	—	97,811	98	—	—	125,129	—	—	125,227
Conversion of mezzanine equity into common shares [Note 9]	(75)	(428,722)	(428,722)	—	—	2,867,448	2,868	394,340	65,407	671,281	—	—	739,556
Conversion of preferred shares into common shares [Note 9]	—	—	—	(6,104)	(6)	8,952,170	8,952	—	—	4,925,756	—	—	4,934,702
Conversion of convertible notes into common shares [Note 9]	—	—	—	—	—	1,344,709	1,345	865,446	504,927	1,895,464	—	—	2,401,736
Issuance of shares for services [Note 9]	—	—	—	—	—	100,000	100	80,000	42,640	68,380	—	—	111,120
Issuance of shares for settlement of accounts payable [Note 9]	—	—	—	—	—	1,000,413	1,000	—	—	989,408	—	—	990,408
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	172,802	—	—	172,802
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(29,113)	—	(29,113)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(6,485,442)	(6,485,442)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(379,745)	(379,745)
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	(3,054,680)	(3,054,680)
Balance, December 31, 2024	410	2,143,197	2,143,197	201	1	24,555,114	24,556	1,005,939	298,543	105,154,121	3,265	(137,419,652)	(31,939,166)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, September 30, 2023 (unaudited)	6,305	7	8,810,253	8,811	3,955	24,999	93,338,220	(47,387)	(120,053,686)	(26,729,036)
Issuance of warrants for private placement holders [Note 9]							1,524,719			1,524,719
Issuance of warrants for brokers [Note 9]							127,853			127,853
Conversion of preferred shares into common shares [Note 9]	—	—	562,251	562	—	—	353,957	—	—	354,519
Issuance of shares for services [Note 9]	—	—	47,125	47	—	—	45,900	—	—	45,947
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	170,140	—	—	170,140
Translation adjustment	—	—	—	—	—	—	—	(204,501)	—	(204,501)
Net loss before dividends for the period									(2,808,091)	(2,808,091)
Preferred stock dividends	—	—	—	—	—	—	—	—	(237,904)	(237,904)
Balance, December 31, 2023 (unaudited)	6,305	7	9,419,629	9,420	3,955	24,999	95,560,789	(251,888)	(123,099,681)	(27,756,354)

	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2023 (audited)	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Issuance of common stock	—	—	57,743	58	—	—	119,227	—	—	119,285
Issuance of warrants for private placement holders [Note 9]							1,524,719			1,524,719
Issuance of warrants for brokers [Note 9]							127,853			127,853
Conversion of preferred shares into common shares [Note 9]	—	—	562,251	562	—	—	353,957	—	—	354,519
Issuance of shares for services [Note 9]	—	—	47,125	47	—	—	45,900	—	—	45,947
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	544,655	—	—	544,655
Translation adjustment	—	—	—	—	—	—	—	(99,091)	—	(99,091)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	(9,911,813)	(9,911,813)
Preferred stock dividends	—	—	—	—	—	—	—	—	(617,043)	(617,043)
Balance, December 31, 2023 (unaudited)	6,305	7	9,419,629	9,420	3,955	24,999	95,560,789	(251,888)	(123,099,681)	(27,756,354)

See accompanying notes to unaudited Condensed Consolidated Financial Statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024, AND 2023 (UNAUDITED)

(Expressed in US Dollars)

	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,485,442)	(9,911,813)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	172,802	544,655
Issuance of shares for services	111,120	45,947
Accretion and amortization expenses	1,775,744	1,576,345
Change in fair value of derivative liabilities	468,280	244,014
(Gain) loss upon convertible promissory notes conversion and redemption	149,658	(15,280)
Other expense regarding loss on debt modification	—	59,161
Property and equipment depreciation	4,465	4,465
Non-cash lease expense	302,199	271,357
Changes in operating assets and liabilities:
Accounts receivable, net	300,088	(377,579)
Inventory	309,317	288,096
Deposits and other receivables	(1,237,306)	363,704
Accounts payable and accrued liabilities	2,149,683	1,378,808
Net cash used in operating activities	(1,979,392)	(5,528,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	125,220	119,285
Issuance of preferred shares, net	1,732,532	1,900,000
Proceeds from convertible debentures, net	1,337,898	2,207,579
Proceeds from short term loan and promissory notes, net	(1,407,544)	744,333
Preferred Stock Dividend	(23,868)	(18,016)
Net cash provided by financing activities	1,764,239	4,953,181

Net decrease in cash during the period	(215,153)	(574,939)
Effect of foreign currency translation	(61,305)	89,573
Cash, beginning of period	786,060	570,460
Cash, end of period	509,602	85,094

Supplemental disclosure of cash flow information:
Interest paid	2,432,947	1,638,991
Taxes	—	—

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. This update requires public business entities to disclose, in the notes to financial statements, specific information about certain costs and expenses to provide more detailed insights into the nature of expense components. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial reporting and disclosures.

On November 26, 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This amendment clarifies the accounting for certain settlements of convertible debt instruments that occur at terms different from the original contractual conversion terms, specifically addressing whether such settlements should be accounted for as induced conversions or extinguishments. The standard is effective for all entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-04 on its financial condition, results of operations, and cash flows. The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2024	As at March 31, 2024
	$	$
Trade and other payables	4,633,562	5,081,992
Accrued liabilities	3,749,644	4,369,576
Deferred revenue	24,252	21,550
Total	8,407,458	9,473,118

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

	Fiscal Year 2024	Fiscal Year 2023
Right of Use Asset	$	$
Beginning balance at March 31	1,221,593	1,587,492
New leases	—	—
Amortization	(302,199)	(271,357)
Ending balance at December 31	919,394	1,316,135

	2024	2023
Lease Liability	$	$
Beginning balance at March 31	1,386,486	1,722,095
New leases	—	—
Repayment and interest accretion, net	(335,166)	(261,072)
Ending balance at December 31	1,051,320	1,461,023

	December 31, 2024	March 31, 2024
Lease Liability	$	$
Current portion of operating lease liability	511,922	457,371
Noncurrent portion of operating lease liability	539,398	929,115

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

Gain (loss) upon convertible promissory notes conversion

During the nine months ended December 31, 2024, and 2023, we recorded a loss of $150 thousand versus a gain of $15 thousand, respectively, related to the redemption and conversion of our convertible promissory notes.

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

Gain (loss) upon convertible promissory notes conversion

During the three months ended December 31, 2024, and 2023, we recorded a loss of $17 thousand versus a gain of $2 thousand, respectively, related to the redemption and conversion of our convertible promissory notes.

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

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a loss of $29.1 thousand versus a loss of $99.1 thousand for the nine months ended December 31, 2024, and 2023, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(1,979,392)	$(5,528,120)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,764,239	4,953,181
Net decrease in cash	$(215,153)	$(574,939)

Net Cash Used in Operating Activities

During the nine months ended December 31, 2024, we used cash in operating activities in the amount of 1.98 million. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to achieve break-even cashflow by containing costs while increasing revenues.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February 2025.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

