Form 10-K
period 2025-03-31
BIOTRICITY INC.
filed 2025-07-15
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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

(800) 590-4155
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol (s)	Name of each exchange on which registered
N/A		N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.001	OTCQB

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,787,999.

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2025, was 26,567,769 (not including 160,672 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2025

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

We developed our Bioflux® (“Bioflux”) COM technology, which has received clearance from the U.S. Food and Drug Administration (“FDA”), comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, to assess, establish and develop sales processes and market dynamics. Full market release of the Bioflux device for commercialization occurred in April 2019. The fiscal year ended March 31, 2021 marked our first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, we commenced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance our ecosystem, in 2022, we announced the launch of our Biocore Cardiac Monitoring Device (“Biocore”, previously branded as Biotres), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. Late in 2024, we launched the cellular version of that same device, the Biocore Pro, which is now our flagship technology. During this period of development, we have expanded our sales efforts to 35 states and intend to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. Cardiac disease is ranked as the number one chronic care disease in the US and most markets globally, making our technology useful across the globe. As such, we are pursuing and have achieved regulatory approvals in several key jurisdictions in preparation of future distribution efforts outside of the US. We believe our technological and clinical advantage combined with our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for us, and enables a more efficient market penetration and distribution strategy.

We are a technology company focused on earning utilization-based recurring technology fee revenue. Our ability to grow this type of revenue is predicated on the size and quality of our sales efforts and our ability to penetrate the market and place devices with clinically focused, repeat users of our cardiac study technology. We plan to grow our sales force to address new markets and achieve sales penetration in the markets currently served.

Our principal executive office is located at 203 Redwood Shores Pkwy Suite 600, Redwood City, California, and our telephone number is (800) 590-4155. Our website address is www.biotricity.com. The information on our website is not part of this Annual Report on Form 10-K.

Commercial History

Full market release of the Bioflux device for commercialization launched in April 2019, after receiving its second and final required FDA clearance. To commence commercialization, we ordered device inventory from our FDA-approved manufacturer and hired a small, captive sales force, with deep experience in cardiac technology sales; we expanded on our limited market release, which identified potential anchor clients who could be early adopters of our technology. We then expanded our sales force and geographic footprint.

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

During 2021 and the early part of 2022, we also commercially launched our Bioheart technology, which is a consumer technology whose development was forged out of the clinical technologies that are already part of our technology ecosystem, the Biosphere. In recognition of our innovations, in November 2022, Bioheart received recognition as one of TIME’s Best Inventions of 2022.

We continue to develop our telemedicine capabilities of real-time streaming of medical data. We are expanding our platform to include remote patient monitoring, chronic care management, and implantable device management, creating a single unified cardiac platform for medical facilities. Our focus has always been and continues to remain on developing technology that supports clinics while driving economic benefits and costs savings to healthcare service providers within the traditional reimbursement and value based care payer models. Our goal is to position ourselves as an all-in-one cardiac diagnostic and disease management solution. We continue to grow our data set of billions of patient heartbeats, allowing us to further develop our predictive capabilities relative to atrial fibrillation and arrythmias.

In January 2022, we received the 510(k) FDA clearance of our Biocore (previously named Biotres) patch solution, which is a novel product in the field of Holter monitoring. This three-lead technology can provide connected Holter monitoring that is designed to produce more accurate arrythmia detection than is typical of competing remote patient monitoring solutions. It is also foundational, since this platform technology has a pipeline of development expansions focused on clnical applications which are currently unavailable in the market. In October 2023, we launched the cellular version of this device, the Biocore Pro.

Since then, we have launched Biocare, after successfully piloting this technology in two facilities that provide cardiac care to more than 60,000 patients. This technology and other consumer technologies and applications such as the Biokit and Biocare have been developed to allow us to transform and use our strong cardiac footprint to expand into remote chronic care management solutions that will be part of the Biosphere. The technology puts actionable data into the hands of physicians to assist them in making effective treatment decisions quickly.

This supports us in expanding our footprint within existing customer sites to provide full-cycle chronic care management solutions to our clinic and patient network.

We are also developing several other ancillary technologies, which will require application for further FDA clearances, which we anticipate applying for within the next twelve months. Among these are:

●	advanced ECG algorithms and analysis software for further improvements in sensitivity and specificity to analyze and synthesize patient ECG monitoring data with the purpose of distilling it down to the important information that requires clinical intervention, while reducing the amount of human intervention necessary in the process;

●	the Biocore® Pro 2.0, which is the next generation of our award winning Biocore®

We identified the importance of recent developments in accelerating our path to profitability, including the launch of important new products, which have a ready market through cross-selling to existing customer clinics, and large new distribution partnerships that allow us to sell into large hospital networks.

Our mission is to innovate and create transformative healthcare products while ensuring financial discipline, to drive margin and revenue growth while delivering value creation for our investors. Our commitment to innovation means that we harness data intelligently to explore novel avenues for enhancing healthcare outcomes. Through cutting-edge research and development, we believe we are redefining medical diagnostics and patient care by developing new innovative AI-driven solutions.

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

The Biocore solution and business model attempts to address these complications with its complete, turn-key solution for providers to deliver cardiac diagnostics directly. Technologically, the Biocore solution is superior as a one-piece solution as opposed to a two-piece and collects 3 channels of ECG compared with 1 or 2, resulting in better data and higher quality diagnoses. It is also designed to be easy to wear in a form factor that attains high patient compliance. Combined with our insourced business model, providers can deliver better and faster care while also billing. This combination has led to our continued growth and high customer retention rates.

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

COM

The Bioflux and Biocore Pro solutions are deployed into physicians’ offices, clinics, hospitals, and IDTFs. For the prescribing physician, the COM diagnostic read is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for an COM diagnostic read are available under the American Medical Association Current Procedural Terminal, with a current average reimbursement rate of $850 per read (a read is between 1 and 30 days long).

We believe that Biotricity’s revenue model, which is a platform or technology as a service model (PAAS or TAAS), is a significant and disruptive departure from the pricing and reimbursement strategies of the existing competitors in the COM market, which apply an outsourced model to COM diagnostics, where the entire procedure and reimbursement is outsourced; the COM solutions provider takes over the clinical responsibilities and earns the reimbursement and pays the physician a small administrative stipend. Biocore’s technology, revenue and insourced business model entail differentiators that are expected to create barriers to entry for other competitors seeking to emulate our strategy.

We also believe our solutions are not only financially superior but also clinically superior. Existing COM solutions are two-piece solutions with 2 channel ECGs. Comparatively, Biocore is a one-piece solution with 3 channels of ECG, delivering more and higher quality data with better patient compliance. This is a significant barrier to entry for existing and new competitors as they would need to develop an entirely new solution that encompasses multiple channels and integrated cellular connectivity to compete with the Bioflux or Biocore.

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

Product and Technology

Bioflux and Biocore Pro

Bioflux and Biocore Pro are advanced, integrated ECG device and software solutions for the COM market. The device attaches like a patch into utilizes wet electrodes that are applied to a patient’s chest. The Biocore ECG reporting software allows doctors and labs to view a patient’s ECG data for monitoring and diagnostic purposes.

The Biocore Pro device has been developed, among other things, with the following features:

●	3 channels
●	Built-in cellular connectivity for global cellular network compatibility;
●	Extended battery size for up to 5 days of battery life.

The Bioflux and Biocore Pro platform has a built-in cellular chipset and a real-time embedded operating system which allows for our technology to be utilized as an Internet of Things (IoT) platform. This technology can be leveraged into other applications and industries by utilizing the platform and OS side of our technology.

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

Future Markets

In the next few years, we intend to expand use of our technology platform with medical-grade solutions for the monitoring of implantable cardian devices, diabetes, sleep apnea, chronic pain, as well as fetal monitoring, and other adjacent healthcare and lifestyle markets.

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

● Infobionic. Infobionic is a private company located in Waltham, Massachusetts. It follows a leasing model where it leases its technology at a fixed monthly rate, whether technology is used or not. They have a complete solution, comprised of a device and software. We believe that they have a good model that will enable them to be competitive in the market. In our opinion, there is room for both Biotricity and Infobionic within the marketplace, though we believe that our solution is superior in two ways. 3 channels and built in cellular technology.

● VitalConnect. VitalConnect is a private company that has expanded into the COM space by offering a disposable patch coupled with a cellphone. They have adopted the same model as Boston Sci and Philips. They are well funded and are growing but continue to lose money and have integrated various third party technologies to build their solution. Operationally, a disposable patch is expensive to manage and increases COGS. Long term we think our solution is superior as it is clinically better with 3 channels and built in cellular technology alongside industry leading operational workflows. Economically, we know that solutions like this cannot compete with us when it comes to costs and margins.

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

We incurred research and development costs of $2.2 million for the fiscal year ended March 31, 2025 and $2.6 million for the fiscal year ended March 31, 2024.

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

Employees

We currently have 46 full-time employees and approximately 20 consultants who are based in our offices located in Silicon Valley, California and Toronto, Canada. These employees oversee day-to-day operations of the Company and, together with the consultants, support management, engineering, manufacturing, and administration. We have no unionized employees.

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

We have not been profitable, and cannot definitely predict when we will achieve profitability, if ever. We have experienced net losses historically. We do not anticipate generating significant revenues until we successfully continue to develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of new products. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2025, we had an accumulated deficit of $138,895,913.

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

On December 21, 2021, we entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’), wherein the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. Subsequent to an amendment during fiscal 2025, borrowings under that facility amount to $14,45 million. The principal will accrue interest at the LIBOR Rate plus 10.5% (subject to adjustment as set forth in the Credit Agreement). Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. Prepayment of amounts owing under the Credit Agreement are allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company paid an Origination Fee in the amount of $120,000. Based on the Credit Agreement, upon Termination, the Company shall pay an Exit Fee of $1,425,000.

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

We will require additional funds to further develop our business plan. Based on our current operating plans, we plan to use an additional $10 million in capital to fund our planned operations and sales efforts necessary to propel commercialization into broader US markets. We may choose to raise additional capital beyond this in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient planned revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for the development completion and introduction of our other planned products and technologies. Any such financing that we undertake will likely be dilutive to current stockholders.

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

To date, we have focused primarily on research and development of the first and second generation of products, as well as other technologies we plan to introduce in our eco-system, and their proposed marketing and distribution. Consequently, we have limited experience in manufacturing these products on a commercial basis. We may manufacture our products through third-party manufacturers. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to absorb the cost of near free distribution of our products pursuant to our proposed business plan. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

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

Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.

Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but as of the date of this report a number of new tariffs remain in effect, including significant tariffs between the U.S. and China. Collectively, these tariffs increase the cost to us of supplies and components, which in turn will require us to implement surcharges and/or increase the price of certain of our products; can increase the cost to our customers of certain of our finished goods, which together with the surcharges and price increases noted above can adversely impact demand for our products and our competitive positioning; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; and could exacerbate inflation, diminish investment and result in broader negative impacts, economic instability and capital markets dislocation that may adversely impact demand for our products. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline. The U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. Though the risks identified above in certain cases have already adversely impacted part of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change. In addition, certain governments have implemented policies to induce “re-shoring” of supply chains, reduce reliance on imported supplies and promote national production. For example, the Chinese government has issued a series of policies in the past several years to promote the development and use of local medical devices.

We are vulnerable to changes in political and economic conditions, including the effects of tariffs and/or international trade wars and disruptions to remittances.

In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. The U.S. and/or countries into which we import merchandise and equipment may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions which may affect our operations and our ability to purchase imported merchandise at reasonable prices, which may negatively affect affordability to our Members. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. Our Miami Distribution Center, which operates within a Free Trade Zone ("FTZ"), serves as a strategic mechanism for mitigating the economic risks posed by tariffs, but the use of the FTZ may not mitigate the impact of duties on items we purchase from U.S. vendors that are either imported finished goods or that contain significant amounts of imported inputs. We may also choose to re-route merchandise directly from the country of origin directly to the markets where we have warehouse clubs to bypass the impact of U.S. tariffs. However, if we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.

Remittances make up a significant portion of GDP in certain markets, including Guatemala, El Salvador, Nicaragua and Honduras. A remittance is a transfer of money by a foreign worker to an individual in his or her home country. If deportations of these workers from the United States increases, either due to changes in immigration policy, enforcement actions, or legal challenges, it could disrupt their ability to send money back to their families. Additionally, the financial strain of relocation and reintegration into their home countries may further diminish workers' disposable income and their ability to provide financial support. The resulting decline in remittance flows could have a direct negative impact on the economies of several of the Latin American nations where we may operate, which rely on remittances as a key source of income and poverty alleviation for millions of families.

New or increased tariffs or other trade restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to tariffs and taxes in the United States and numerous foreign jurisdictions, and we may be subject to trade protection measures that are being contemplated by the United States and other governments around the world, as well as potential disruptions in trade agreements, such as a possible amendment to or withdrawal from the USMCA and the exit of the United Kingdom from the EU. For example, during 2024 the United States announced increased tariffs on a Chinese-sourced component of certain of our products. While we have received an extension on the effectiveness of such tariffs, we are exploring options to identify a longer-term solution to such tariffs (although there can be no assurance that we will succeed in such efforts).

In addition, changes in the United States government following the 2024 presidential and congressional elections may result in significant changes to United States trade policies and significantly increased tariffs on imported goods, and may cause other countries to react to such changes. Considerable uncertainty exists regarding tariff policy towards Mexico, Canada, China and other countries. On February 1, 2025, President Trump announced the imposition of a 25% tariff on all goods imported from Mexico and Canada. Days later, President Trump suspended the imposition of such tariffs for a period of 30 days. Also in February 2025, President Trump imposed a 10% tariff on goods imported from China, resulting in retaliatory tariffs imposed on United States exports to China. As of the date of this Form 10-K, it remains unclear whether additional new tariffs will be imposed on imported goods and, if so, at what level and for how long.

Furthermore, President Trump has expressed his antipathy towards certain existing international trade agreements and organizations, including the USMCA and the United States’ membership in the World Trade Organization (the “WTO”). An amendment to or the United States’ withdrawal from the USMCA or the WTO could result in increased tariffs or other new trade restrictions on imports from Mexico, Canada, China and other countries.

These developments, measures and disruptions may result in new or higher tariffs, import-export restrictions and taxes. Changes in, or revised interpretations of import-export laws or international trade agreements, along with new or increased tariffs, trade restrictions or taxation on income earned or goods manufactured outside the United States may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of March 31, 2025, in addition to our accounts payable, we had aggregate outstanding indebtedness of $25.2 million compared to $22.6 million for the year ended March 31, 2024. This level of indebtedness could:

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

As of March 31, 2025, the Company had $365,145 in cash, accumulated deficit of $138,972,413 and cash flow used in operations of $2,312,834 for the fiscal year then ended. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) engage in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offer noncash consideration and seek equity lines as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

We have 26,567,769 outstanding shares as of July 15, 2025, of which 12,325,165 are unrestricted shares of common stock, such that a large number of shares of our common stock could be made available for sale in the public market, which could harm the market price of the stock. We also have 160,672 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock, which could be exchanged and made available for sale in public markets,

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Mr. Al-Siddiq, our chief executive officer and a member of our board of directors, beneficially owns approximately 7.21 % of our outstanding shares of common stock and common stock underlying the Exchangeable Shares. As a result, coupled with his board seat, he will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Al-Siddiq also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, effective, as of March 31, 2025. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

We are not currently a party in any material legal proceeding where we are defendants, or governmental regulatory proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on OTCQB under the symbol “BTCY” since August, 2024. On March 31, 2025 the closing price of our common stock as reported on NASDAQ was $0.34 per share.

Shareholders of Record

As of July 15, 2025, an aggregate of 26,567,769 shares of the Company’s common stock were issued and outstanding and owned by approximately 134 named shareholders of record. As of July 15, 2025, 160,672 Exchangeable Shares were also issued and outstanding and held by approximately 10 holders of record. The numbers of record holders do not include beneficial owners holding shares through nominee names.

As of July 15, 2025 there is also one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee, 200 Series A 385 Series B preferred shares issued and outstanding and owned by one respective shareholder each.

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

Issuance of Securities

During the year ended March 31, 2025, the Company issued 3,970,682 common shares for conversion of preferred shares. The Company issued 100,000 common shares for services provided. Lastly, The Company issued 97,811 common shares for private placement.

The securities referenced above were offered and sold pursuant to Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted an equity incentive plan effective as of February 2, 2016 (the “2016 Equity Incentive Plan”) to attract and retain employees, directors and consultants. Pursuant to the Company’s annual meeting of shareholders on March 31, 2023, we adopted an updated incentive plan (the “2023 Equity Incentive Plan”), to be used in future years. The equity incentive plans are administered by our Board of Directors which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The equity incentive plan may also be administered by a special committee, as determined by the Board of Directors.

The maximum aggregate number of shares of our common stock that may be issued under the 2016 Equity Incentive Plan is 3,653,606. As provided in the plan, the maximum aggregate number of shares of our common stock that may be issued shall automatically increase on January 1 of each year for no more than 10 yearsto an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1. The equity incentive plan provides for the grant of, among other awards, (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) non-statutory options and restricted stock to our employees, directors or consultants.

On March 31, 2023, we adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes grants of equity-based and incentive cash awards to eligible participants designated by the 2023 Plan’s administrator. The 2023 Plan will be administered by the Compensation Committee of the Company’s Board of Directors (the “Board”). The maximum aggregate number of shares of our common stock that may be issued under the 2023 Equity Incentive Plan was 5,000,0000 at its inception. the Plan allows an automatic annual increase to be added as of the first day of the Corporation’s fiscal year beginning in 2024 equal to the lessor of (i) 10% of the outstanding common stock on a fully diluted basis as of the end of the Corporation’s immediately preceding fiscal year, (ii) 5,000,000 shares, and (iii) a lesser amount determined by the Board; provided, however, that any shares from any such increases in previous years that are not actually issued shall continue to be available for issuance under the Plan An aggregate of 5,000,000 shares of the Company’s common stock (the “Common Stock”), plus the number of shares available for issuance under the Company’s 2016 Equity Incentive Plan that had not been made subject to outstanding awards, were reserved for issuance under the 2023 Plan. Unless earlier terminated by the Board, the 2023 Plan will remain in effect until all Common Stock reserved for issuance has been issued, provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date of the 2023 Plan. We also adopted the Company’s Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees of the Company and the Company’s designated subsidiaries the ability to purchase shares of the Company’s Common Stock at a discount, subject to various limitations. Under the ESPP, employees will be granted the right to purchase Common Stock at a discount during a series of successive offerings, the duration and timing of which will be determined by the ESPP administrator (the “Administrator”). In no event can any single offering period be longer than 27 months. The purchase price (the “Purchase Price”) for each offering will be established by the Administrator. With respect to an offering under Section 423 of the Internal Revenue Code of 1986 (“Section 423 Offering”), in no case may such Purchase Price be less than the lesser of (i) an amount equal to 85 percent of the fair market value on the commencement date, or (ii) an amount not less than 85 percent of the fair market value the on the purchase date. In the event of financial hardship, an employee may withdraw from the ESPP by providing a request at least 20 Business Days before the end of the offering period (the “Offering Period”). Otherwise, the employee will be deemed to have exercised the purchase right in full as of such exercise date. Upon exercise, the employee will purchase the number of whole shares that the participant’s accumulated payroll deductions will buy at the Purchase Price. If an employee wants to decrease the rate of contribution, the employee must make a request at least 20 Business Days before the end of an Offering Period (or such earlier date as determined by the Administrator). An employee may not transfer any rights under the ESPP other than by will or the laws of descent and distribution. During a participant’s lifetime, purchase rights under the ESPP shall be exercisable only by the participant.

Shown below is information as of March 31, 2025 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,953,442	$3.0525	4,849,418

Warrants granted to Directors and Officers (4)	736,216	$2.2943	-

Total	4,689,658	5.3468	4,849,418

(1)	Represents the Company’s 2016 Equity Incentive Plan and includes options to purchase an aggregate of 416,664 shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement at an exercise price of $13.2, and a grant to Mr. Al-Siddiq of 233,334 options in April 2020 which would vest quarterly over four years and have an exercise price of $6.3 per share, as well as additional two grants to Mr. Al-Siddiq of 58,334 options each on March 12, 2023, with an exercise price of $7.5 and $10.5 per share respectively for each grant, out of which 29,167 options from each grant (in total 58,334) had vested immediately upon grant date, and the remaining 29,167 options from each grant (in total 58,334) vested on March 12, 2024. A further grant was made to Mr. Al-Siddiq of 166,695 options on March 12, 2023, with an exercise price of $4.86 per share, out of which 41,667 options had vested immediately upon grant and the rest will vest monthly over 36 months.

(2)	At the time of the Acquisition Transaction on February 2, 2016, each (a) outstanding option granted or issued pursuant to iMedical’s existing equity compensation plan was exchanged for approximately 0.1995 economically equivalent replacement options with a corresponding adjustment to the exercise price and (b) outstanding warrant granted or issued pursuant to iMedical’s equity compensation plans was adjusted so the holder receives approximately 0.1995 shares of common stock with a corresponding adjustment to the exercise price. Does not include options granted to Mr. Al-Siddiq discussed in (1) above.

(3)	On March 30, 2015, iMedical approved Directors, Officers and Employees Stock Option Plan, under which it authorized and issued 500,000 options. This plan was established to enable the Company to attract and retain the services of highly qualified and experience directors, officers, employees and consultants and to give such person an interest in the success of the Company. As of March 31, 2018, there were 22,919 outstanding options at an exercise price of $.0006 under this plan. These options represented the right to purchase 27,432 shares of the Company’s common stock using the ratio of 1.1969:1. All of these options were exercised during the year ended March 31, 2019. No other grants will be made under this plan.

(4)	This category relates to individuals who, at the time of grant, were not part of the Company’s 2016 Equity Incentive Plan.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2025 and should be read in conjunction with our consolidated financial statements and related notes of the Company as of and for the fiscal years ended March 31, 2025 and 2024 contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

We initially developed our FDA-cleared Bioflux® COM technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2021 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, the Company announced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance its ecosystem, in 2022, the Company announced the launch of its Biocore Cardiac Monitoring Device (“Biocore”, previously branded as Biotres), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. The Biocore Pro, which is a cellular version of this device is now our flagship technology. We have expanded our sales efforts to 31 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

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

The Company has also developed or is developing several other ancillary technologies, which will require application for further FDA clearances, which the Company anticipates applying for within the next to twelve months. Among these are:

●	advanced ECG analysis software that can analyze and synthesize patient ECG monitoring data with the purpose of distilling it down to the important information that requires clinical intervention, while reducing the amount of human intervention necessary in the process;

●	the Biocore Pro® 2.0, which is the next generation of our Biocore®

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

Results of Operations

Biotricity incurred a net loss attributed to common stockholders of $11,246,320 (loss per share of $0.552) during the year ended March 31, 2025 as compared to $14,928,960 (loss per share of $1.66) during the year ended March 31, 2024. From the Company’s inception in 2009 through March 31, 2025, the Company has generated an accumulated deficit of $138,900,568. We devoted, and expect to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

Comparison of the Fiscal Years and the Three Months Periods Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the fiscal years ended March 31, 2025 and 2024.

	For the years ended March 31,
	2025	2024	Period to Period Change

Revenue	13,790,294	12,063,345	1,726,949
Cost of Revenue	3,225,803	3,707,064	(481,261)
Gross profit	10,564,491	8,356,281	2,208,210
	76.6%	69.3%	7.3%
Operating expenses:
Selling, general and administrative expenses	10,812,878	14,612,724	(3,799,846)
Research and development expenses	2,155,660	2,571,826	(416,166)
Total operating expenses	12,968,538	17,184,550	(4,216,012)
Loss from operations	(2,404,047)	(8,828,269)	6,424,222
Interest expense	(3,262,038)	(3,018,803)	(243,235)
Accretion expense including day one derivative loss	(1,939,816)	(2,172,920)	233,104
Change in fair value of derivative liabilities	(595,442)	9,777	(605,219)
Gain/(Loss) upon convertible promissory note conversion and redemption	(141,267)	18,539	(159,806)
Other (expense) income	(78,569)	(102,607)	24,038
Net loss before income taxes	(8,421,179)	(14,094,283)	5,673,104

Income taxes	—	—	—
Net loss before dividends	(8,421,179)	(14,094,283)	5,673,104

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024.

	For the 3 months ended March 31,
	2025	2024	Period to Period Change

Revenue	3,702,597	3,178,311	524,286
Cost of Revenue	724,416	905,998	(181,582)
Gross profit	2,978,181	2,272,313	705,868
	80.4%	71.5%	8.9%
Operating expenses:
Selling, general and administrative expenses	3,216,161	4,608,374	(1,392,213)
Research and development expenses	572,567	708,275	(135,708)
Total operating expenses	3,788,728	5,316,649	(1,527,921)
Loss from operations	(810,547)	(3,044,336)	2,233,789
Interest expense	(891,752)	(814,943)	(76,809)
Accretion expense including day one derivative loss	(164,072)	(596,575)	432,503
Change in fair value of derivative liabilities	(127,162)	253,791	(380,953)
Gain/(Loss) upon convertible promissory note conversion and redemption	8,391	3,259	5,132
Other (expense) income	49,405	16,334	33,071
Net loss before income taxes	(1,935,737)	(4,182,470)	2,246,733

Income taxes	—	—	—
Net loss before dividends	(1,935,737)	(4,182,470)	2,246,733

Revenue and cost of revenue

Through the efforts of our sales force to increase our geographic footprint, we have launched sales in 31 U.S. states by March 31, 2025. The Company earned combined device sales and technology fee income totaling $13.8 million during the year ended March 31, 2025, a 14.3% increase over the $12.1 million earned in the preceding fiscal year. During three months ended March 31, 2025, the Company earned total sales of $3.7 million, a 16.5 % increase over the $3.2 million sales earned in the corresponding quarter in prior year.

Our gross profit percentage was 76.6% during the year ended March 31, 2025 as compared to 69.3% during the comparable prior year period. The increase in average margins was a result of increase of technology sales as a percentage of total sales, since these enjoy a higher margin than device sales. Gross margin on technology sales was 79.8 % for the year ended March 31, 2025, which improved significantly from the prior year technology sales gross margin of 75%, as a result of the Company’s continuous efforts to improve efficiency in delivering those services. We expect the gross margin related to technology fees to continue improving going forward as we achieve greater economy of scale, including the cost of monitoring. Given the improved gross margin on technology fees and an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time.

Gross profit percentage on technology fees was 82.7% during three months ended March 31, 2025 as compared to 77.3% in the corresponding quarter in the prior year. This was mainly a result of increased study revenue from an increased number of studies performed at a lower cost of revenue due to economy of scale and continued efforts to reduce the cost per study.

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2025 were $13.0 million compared to $17.2 million for the fiscal year ended March 31, 2024. Total operating expenses for the three months ended March 31, 2025 were $3.8 million as compared $5.3 million for the three months ended March 31, 2024. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the fiscal year ended March 31, 2025 decreased to $10.8 million, compared to approximately $14.6 million for the fiscal year ended March 31, 2024 and decreased to $3.2 million for the three months ended March 31, 2025 compared to and $4.6 million during the three months ended March 31, 2024. Our total selling, general and administrative expenses decreased by $3.8 million for the fiscal year ended March 31, 2025, which was primarily due increased monitoring of spending efficiency over sales commissions and fixed general and administrative expenses.

Research and development expenses

During the fiscal year and three months ended March 31, 2025 we recorded research and development expenses of $2.2 million and $ 0.57 million, respectively, compared to $2.6 million and $0.7 million incurred in the fiscal year and three months ended March 31, 2024. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

During the fiscal year ended March 31, 2025 and March 31, 2024, we incurred interest expenses of $3.3 million and $3 million, respectively. During three months ended March 31, 2025 and March 31, 2024, we incurred interest expenses of $0.9 million and $0.8 million, respectively. The increase in interest expense corresponded to an increase in borrowings and market increases in interest rates period over period.

Accretion and amortization expenses

During the fiscal year ended March 31, 2025 and March 31, 2024, we incurred accretion expense of $1.9 million and $2.2 million, respectively. The decrease from the prior year period mainly due to fully amortization of Convertible Notes Series C. The amortization during the current year related primarily to the amortization of debt discount related to the Company’s term loan, merchant loans and series C convertible notes. During the three months ended March 31, 2025 and March 31, 2024, we incurred accretion expenses of $0.16 million and 0.6 million. The expense for the quarters decrease due to fully amortization of Convertible Notes Series C.

Change in fair value of derivative liabilities

During the year ended March 31, 2025 and March 31, 2024, the Company recognized $(595) thousand and $10 thousand, respectively, related to the change in fair value of derivative liabilities. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $(127) thousand and $254 thousand, respectively, related to the change in fair value of derivative liabilities.

Loss upon convertible promissory notes conversion

During the year ended March 31, 2025, we recorded a loss of $141 thousand, compared to a gain of $19 thousand during the year ended March 31, 2024, related to the redemption of our convertible promissory notes. During the three months ended March 31, 2025 and 2024, we recorded a gain of $8 thousand and $3 thousand, respectively, related to the redemption of our convertible promissory notes.

Other (expense) income

During the years ended March 31, 2025, and March 31, 2024 we recognized $79 thousand and $103 in net other expense. The change in net other (expense) income is mainly a result of loss upon debt extinguishments and the financing component of revenue recognized as interest (note 3). During the three months ended March 31, 2025, and March 31, 2024, we recognized $49 thousand and $16 thousand, respectively, in net other income.

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

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items that related to one-time, non-recurring expenditures . We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See notes in the table below for additional information regarding special items. Adjusted EBITDA for the three months ended March 31, 2025 was positive $438,260 compared to negative $2,561,573 in the corresponding period of the prior fiscal year.

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

EBITDA and Adjusted EBITDA
	Year ended March 31, 2025	Year ended March 31, 2024	3 months ended March 31, 2025	3 months ended March 31, 2024
	$	$	$	$
Net loss attributable to common stockholders	(11,942,000)	(14,928,960)	(2,022,133)	(4,400,104)
Add:
Provision for income taxes	-	-	-	-
Interest expense	3,262038	3,018,803	891,752	814,943
Accretion and amortization expenses	1,945,769	2,178,873	165,560	598,063
Preferred stock dividends (2)	3,520,821	834,677	86,396	217,634
EBITDA	(3,213,372)	(8,896,607)	(878,425)	(2,769,464)

Add (Less)
Share based compensation (1)	1,420,121	1,025,930	1,247,319	481,275
Other (income)/loss (3)	78,569	102,607	(49,405)	(16,334)
Gain (loss) upon convertible promissory notes conversion and redemption (3)	141,267	(18,539)	(8,391)	(3,259)
Fair value change on derivative liabilities (3)	595,442	(9,777)	127,162	(253,791)
Adjusted EBITDA	(972,973)	(7,796,386)	438,260	(2,561,573)

Weighted average number of common shares outstanding	21,524,884	8,991,766	25,094,484	9,441,667

Adjusted Loss per Share, Basic and Diluted	(0.045)	(0.867)	0.017	(0.271)

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

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the fiscal year ended March 31, 2025 was $11.7 million compared to a net loss of $14.9 million during the fiscal year ended March 31, 2024.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2025 was a gain of $206 thousand compared to a gain of $185 thousand for the fiscal year ended March 31, 2024. Translation adjustment was a gain of $235 thousand for the three months ended March 31, 2025, compared to a gain of $284 thousand for the three months ended March 31, 2024. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

Management has previously noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2025 and 2024, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditure may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at March 31, 2025, has an accumulated deficit of $139 million (2024 : $128 million), the Company has a working capital deficit of $15.9 million ( 2024 : $30 million).

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

During the three months and year ended March 31, 2025, convertible notes with a face value of $nil and $1,487,700 and accrued interest of $nil and $237,230, were converted into nil and 2,173,089 common shares, respectively. As of March 31, 2025, 581,599 shares are recognized as an obligation for shares to be issued relating to the conversions. The fair value of common shares issued during the three months and year ended March 31, 2025 is $nil and $2,431,178, respectively, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $nil and $ 2,234,232, respectively, which consisted of the face value of notes converted, accrued interest of $nil and $237,230, respectively, and relevant derivative liability of $nil and $509,303, respectively. The Company recognized a loss upon conversion of $nil and $196,945.34, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued.

During the three months and the year ended March 31, 2025, convertible notes with a face value of $25,000 and $150,000 and accrued interest of $5,021 and $34,864, were redeemed for a cash payment of $30,021 and $184,864. The Company recorded a gain on redemption of $8,391 and $50,692 related to the conversion, representing the difference between the value of the debt settled and the cash payment value.

During the year ended March 31, 2025, the Company issued $1,985,000 in unsecured convertible promissory notes to private investors; $100,000 of the notes mature on their six-month anniversary of issuance and bear interest of 20%; $710,000 of the notes mature on their twenty four-month anniversary of issuance and bear interest of 10%; and $1,175,000 of the notes mature on their eighteen-month anniversary of issuance and bear not interest; all of the notes have conversion features that require the mutual consent of the investor and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Other Convertible Notes.

In November 2024, the Company completed an additional transaction with its term lender to receive an additional $635 thousand in term loan proceeds, and interest relief through the capitalization of approximately $1.5 million in interest amounts due on its existing term loan. As part of this arrangement, the Company issued 600,000, 7-year share warrants to the term lender with a strike price of $0.50 per share and agreed to increase the term loan exit fee to $1.425 million at the end of its 5-year term. Concurrently, the Company received waiver and forbearance relief on certain term loan covenants and their respective defaults.

During period subsequent to December 31, 2024, the Company also raised additional funding from private investors in the amount of $337 thousand in the form of promissory notes and convertible promissory notes.

Adjusted EBITDA, which management uses as a measure for tracking free cashflow levels, improved to $443 thousand for the quarter ended March 31, 2025, a reduction of approximately $3 million in negative Adjusted EBITDA from the comparative period of the prior fiscal year, which is a 120% improvement.

On March 31, 2025, we had cash deposits in the aggregate of approximately $0.4 million.

The Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations for at least a period of one year from the date of these Condensed Consolidated Financial Statements.

As we proceed with the commercialization of the Biocore and Biocare products and continue their development, we expect to continue to devote significant resources on capital expenditures, as well as research and development costs and operations, marketing and sales expenditures.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(2,401,397)	$(6,693,912)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,929,253	6,741,685
Net (decrease) increase in cash	$(472,144)	$47,773

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2025, we used cash in operating activities in the amount of $2.4 million compared to $6.7 million for the fiscal year ended March 31, 2024. For each of the fiscal years ended March 31, 2025 and March 31, 2024, the cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil in the fiscal years ended March 31, 2025 and March 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.9 million for the fiscal year ended March 31, 2025 compared to $6.7 million for the fiscal year ended March 31, 2024.

For the fiscal year ended March 31, 2025, the cash provided by financing activities was primarily from proceeds in the issuance of Series B preferred stock, in the amount of $1.73 million. And Capitalization of interest of term loan of $0.5 million.

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

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2025 and 2024:

	2025	2024
	$	$
Technology fees	12,591,036	11,249,113
Device sales	1,199,258	814,232
	13,790,294	12,063,345

The Company recognized the following forms of revenue for the three months ended March 31, 2025 and 2024:

	2025	2024
	$	$
Technology fees	3,123,389	2,968,639
Device sales	579,208	209,671
	3,702,597	3,178,310

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2025 and 2024.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2025 and 2024, the Company believes there was no impairment of its long-lived assets.

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

As of March 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2025.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	40	President, Chief Executive Officer and Chairman of the Board of Directors
David A. Rosa	60	Director (Independent)
Ron McClurg	67	Director (Independent)
Jainal Bhuiyan*	42	Director (Independent)
John Ayanoglou	59	Chief Financial Officer

*Appointed as a director as of August 15, 2024

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

Jainal Bhuiyan: Director. Mr. Bhuiyan has 18 years healthcare investment banking and capital markets and financial advisory experience. He is currently a Senior Managing Director in investment banking at Paulson Investment Company. Prior to Paulson he was a partner at HRA Capital, a boutique investment bank he co-founded in 2012. He has advised private and public healthcare companies from start-ups to commercially mature enterprises, totaling more than $3B in transactions. He holds FINRA Series 7, Series 63 and Series 79 licenses. We believe that Mr. Bhuiyan is qualified to serve as a director based on his outstanding and unique experience in investment banking in the healthcare sector. Prior to Provident he worked as a Management Analyst with BearingPoint, consulting to the Department of Defense. Mr. Bhuiyan has a Bachelor of Science degree from Cornell University’s Charles H. Dyson School of Applied Economics and Management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2025 were complied with by each person who at any time during the 2025 fiscal year was a director or an executive officer or held more than 10% of our common stock.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which is comprised of Mr. Al-Siddiq, Mr. Rosa, Mr. McClurg and Mr. Bhuiyan.

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

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy has been filed herewith, and attached hereto as Exhibit 19 to the current annual report.

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

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the NASDAQ Stock Market. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Ronald McClurg meets the qualifications of an Audit Committee financial expert. The Audit Committee consists of Ronald McClurg and David A. Rosa. Ronald McClurg is the chairman of the Audit Committee. Norman Betts was the chairman of the Audit Committee until his resignation from the Board in August 2022.

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

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. The Compensation Committee consists of David Rosa and Jainal Buiyan. Dave Rosa is the chairman of the Compensation Committee.

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

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of David Rosa and Ron McClurg, with David Rosa serving as chairman.

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

Under such definitions, Mr. McClurg. Mr. Bhuiyan and Mr. Rosa are independent directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2025 and March 31, 2024.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option/Warrant Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq	2025	$480,000	$240,000		$			$12,000	$732,000
Chief Executive Officer	2024	$480,000	$240,000			$522,153		$12,000	$1,254,153

John Ayanoglou	2025	$300,000	$250,000			176,023		$12,000	$738,023
Chief Financial Officer	2024	$300,000	$250,000		$			$12,000	$562,000

(1)	For assumptions made in such valuation, see Note 7 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, while he was not a member of the Company’s options program. On June 21, 2024, Mr. Ayanoglou was awarded a grant of 21,585 warrants that vested on grant, and have a 10-year term, and an exercise price of $1.48.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2025:

					Option Awards(1)
Name	Award Type	Grant Date	Number of securities underlying unexercised options or warrants exercisable		Number of securities underlying unexercised options or warrants exercisable	Option or Warrant exercise price ($)	Option or Warrant expiration date
Waqaas Al-Siddiq	Option	2-14-25	900,000	(2)		$0.43	2-14-35
John Ayanoglou	Warrant	10-26-17	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	3-31-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	12-31-18	8,333	(2,3)		$0.43	12-30-28
John Ayanoglou	Warrant	3-31-19	8,333	(2,3)		$0.43	3-30-29
John Ayanoglou	Warrant	6-30-19	8,333	(2,3)		$0.43	6-29-29
John Ayanoglou	Warrant	9-30-19	8,333	(2,3)		$0.43	9-29-29
John Ayanoglou	Warrant	12-31-19	8,333	(2,3)		$0.43	12-30-29
John Ayanoglou	Warrant	3-31-20	8,333	(2,3)		$0.43	3-31-30
John Ayanoglou	Warrant	6-30-20	8,333	(2,3)		$0.43	6-30-30
John Ayanoglou	Warrant	9-30-20	8,333	(2,3)		$0.43	9-30-30
John Ayanoglou	Warrant	1-24-20	8,333	(2,3)		$0.43	1-23-30
John Ayanoglou	Warrant	12-31-20	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	3-31-21	8,333	(2,3)		$0.43	3-31-31
John Ayanoglou	Warrant	4-30-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	5-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	7-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	8-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-17	2,917	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-17	3,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	12-5-17	2,301	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-21	8,333	(2,3)		$0.43	6-30-31
John Ayanoglou	Warrant	9-30-21	8,333	(2,3)		$0.43	9-30-31
John Ayanoglou	Warrant	12-31-21	8,333	(2,3)		$0.43	12-31-31
John Ayanoglou	Warrant	3-31-22	6,266	(2,3)		$0.43	3-31-32
John Ayanoglou	Warrant	6-30-22	8,971	(2,3)		$0.43	6-30-32
John Ayanoglou	Warrant	9-30-22	19,714	(2,3)		$0.43	9-30-32
John Ayanoglou	Warrant	12-31-22	36,464	(2,3)		$0.43	12-30-32
John Ayanoglou	Warrant	02-14-25	500,000	(2)		$0.43	02-14-35

(1)	Unless otherwise indicated, vesting of all options and warrants is subject to continued service on the applicable vesting date.
(2)	The shares subject to the options/warrants, as applicable, vested in full upon the date of grant.
(3)	The shares repriced from original issuance date price to $0.43 on 02-14-25.

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Mr. Al-Siddiq dated as of April 10, 2020. Pursuant to the Employment Agreement, Mr. Al-Siddiq (“Executive”) will continue to serve as the Corporation’s Chief Executive Officer. The term of the Employment Agreement is for 12 months unless it is earlier terminated pursuant to its terms and it shall be automatically renewed for successive one year periods until the Executive or the Company delivers to the other party a written notice of their intent not to renew the employment term at least 30 days prior to the expiration of the then effective employment term. During the term of the Employment Agreement, Executive salary was initially $390,000, subject to any increase approved by the Company’s board. For the years ended March 31, 2024 and 2025, Mr. Al-Sidddiq’s salary was $480,000 and $480,000 per annum. Under the Employment Agreement, the Executive is eligible to earn a cash and/or equity bonus of up to 50% of his then annual salary. In the event that the Executive is terminated without just cause or terminates for good reason (as these terms are defined in the Employment Agreement), the Executive will be entitled to a severance payment equal to 12 months of salary paid on a monthly basis and accrued but unused vacation. Mr. Al-Siddiq is also compensated through period, approved option grants.

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.1 to our current report on Form 8-K on April 13, 2020.

John Ayanoglou

In connection with Mr. Ayanoglou’s official appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pay Mr. Ayanoglou an initial base salary of $200,000, subject to approved increases and an approved cash or equity bonus. Mr. Ayanoglou’s base salary for calendar year 2022, 2023, 2024 and 2025 was set at $300,000 and $300,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase 33,333 shares (200,000 shares on a pre-reverse-split basis) of the Company’s common stock, during each year of his tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. The warrants vest monthly on a pro-rata basis over a period of 12 months, with the same 10-year term and the same rights and protections as executive options awarded under the Company’s 2016 Equity Incentive Plan.

Director Compensation

The following table sets forth a summary of the compensation for our non-employee directors during the fiscal years ended March 31, 2025 and March 31, 2024.

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ronald McClurg (1)	2025		$16,000		8,801				$24,801
	2024		$16,000	-	16,617	-	-	-	$32,617

David A. Rosa (2)	2025		$60,000		44,006				$104,006
	2024		$60,000		-				$60,000

Jainal Bhuiyan (3)	2025	$			44,006				44,006
	2024	$			-

(1)	Mr. McClurg was appointed to the board on May 2, 2022. On February 14,2025, Mr. McClurg was awarded a grant of 25000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.

(2)	On February 14, 2025, in addition to previous grants, Mr. Rosa was awarded a grant of 125,000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.
(3)	Mr. Bhuiyan was appointed to the board on August 15, 2024. On February 14, 2025, Mr. Bhuiyan was awarded a grant of 125,000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 14, 2025 held by (i) each affiliated person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of July 15, 2025 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 26,728,411 shares are outstanding as of July 15, 2025, consisting of 26,567,769 shares of common stock and 160,672 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Benefically Owned	% of Shares of Common Stock Benefically Owned
Waqaas Al-Siddiq (1)	2,248,723	8.02%
John Ayanoglou (2)	743,161	2.65%
Dave Rosa (2)	359,689	*
Jainal Bhuiyan (2)	150,000	*
Ron McClurg (2)	25,000	*
Sohaira Siddiqui	1,916,910	6.84%
Mohammad Siddiqui	1,898,159	6.77%
Rizwana Siddiqui	1,790,434	6.39%
Rizwan Rahman	1,790,434	6.39%
Mohamed Abdi	1,790,434	6.39%

All directors and executive officers as a group (5 person)	3,401,573	12.58%

* Less than 1%

(1) Includes an option to purchase an aggregate of 983,333 of the Company’s shares.

(2) Includes options and warrants that were granted during 2017 to 2025, that are exercisable within 60 days of July 15, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2025 and March 31, 2024.

Fee Category	2025	2024
Audit Fees (1)	$118,447	$155,377
Audit-Related Fees (2)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$118,447	$155,377

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consists of fees for professional services rendered in connection with the Company’s registration statements and offerings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Biotricity Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.2	Exchangeable Share provisions with respect to the special rights and restrictions attached to Exchangeable Shares (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.3	Form of Secured Convertible Debenture due September 21, 2017 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.10	Form of Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
4.11	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
4.12	Promissory Note between Biotricity Ic. and Cross River Bank (filed as exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on July 15, 2020 and incorporated herein by reference).
4.13	Description of Registrant’s Securities
10.1	Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.2	Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.3	Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.4	Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.6	Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.8	Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.11+	Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
10.14	Form of Promissory Note (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.15	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.16	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
10.17	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
10.18	Employment Agreement between the Company and Waqaas Al-Siddiq filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2020 and incorporated herein by reference).
10.19	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.20	Form of Convertible Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.21	Form of Warrant filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.22	Form of Registration Rights Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.23	Form of Subscription Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.24	Form of Convertible Promissory Note filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.25	Form of Registration Rights Agreement filed as Exhibit 10. 4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.26	Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.27	Common Stock Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.28	Collateral Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.29	IP Security Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).

10.30	At The Market Offering Agreement, by and between the Company and H.C. Wainwright & CO, LLC, dated March 22, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022 and incorporated herein by reference).
10.31	Credit Agreement, by and between the Company and SWK Funding LLC (filed as Exhibit 10.1 to the current report under Form 8-K filled with SEC on December 28, 2021)
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
19	Insider Trading Policy
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
23.1	Consent of SRCO Professional Corporation
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
97	Clawback policy
101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of July 15, 2025.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	July 15, 2025
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	July 15, 2025
John Ayanoglou

/s/ David A. Rosa	Director	July 15, 2025
David A. Rosa

/s/ Jainal Bhuiyan	Director	July 15, 2025
Jainal Bhuiyan

/s/ Ronald McClurg	Director	July 15, 2025
Ronald McClurg

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and its subsidiary (the Company) as of March 31, 2025 and 2024 and the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2025 and related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada July 15, 2025	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	As at March 31, 2025	As at March 31, 2024
	$	$
CURRENT ASSETS
Cash	365,145	786,060
Accounts receivable, net	1,658,772	1,468,655
Inventory [Note 3]	1,555,385	1,879,402
Deposits and other receivables	1,059,990	336,456
Total current assets	4,639,292	4,470,573

Deposits and other receivables [Note 12]	109,297	85,000
Long-term accounts receivable	70,713	149,907
Property and equipment [Note 13]	9,599	15,552
Operating right of use assets [Note 12]	812,053	1,221,593
TOTAL ASSETS	5,640,954	5,942,625

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	7,661,924	9,613,118
Convertible promissory notes and short term loans [Note 5]	9,618,738	9,236,471
Term loan, current	2,400,000	2,400,000
Derivative liabilities [Note 8]	424,200	991,866
Operating lease obligations, current [Note 10]	531,286	457,371
Total current liabilities	20,636,148	22,698,826

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	12,271,559	9,985,033
Derivative liabilities [Note 8]	1,478,717	1,435,668
Operating lease obligations	397,830	929,115
TOTAL LIABILITIES	35,655,054	35,919,442

MEZZANINE EQUITY
Series B Convertible Redeemable preferred stock, 0.001 par value, 600 shares authorized as of March 31, 2025 and March 31, 2024, respectively, 385and 265 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively [Note 9]	2,000,290	1,488,920

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,979,400 shares authorized as of March 31, 2025 and March 31, 2024, respectively, 1 share issued and outstanding as of March 31, 2025 and March 31, 2024 [Note 9]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at March 31, 2025 and March 31, 2024, respectively, 200 and 6,304 preferred shares issued and outstanding as at March 31, 2025 and as at March 31, 2024, respectively [Note 9]	-	6
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2025 and March 31, 2024, respectively. Issued and outstanding common shares: 26,081,295 and 9,353,768 as at March 31, 2025 and March 31, 2024, respectively, and exchangeable shares of 160,672 outstanding as at March 31, 2025 and March 31, 2024, respectively [Note 9]	26,243	9,515
Shares to be issued (581,599 and 324,276 shares of common stock as at March 31, 2025 and March 31, 2024, respectively) [Note 9]	284,244	269,065
Additional paid-in-capital	106,971,115	95,723,083
Accumulated other comprehensive gain (loss)	145,792	32,378
Accumulated deficit	(139,441,785)	(127,499,785)
Total stockholders’ deficiency	(32,014,390)	(31,465,737)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	5,640,954	5,942,625

Commitments and contingencies [Note 11]

Subsequent events [Note 14]

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Year Ended March 31, 2025	Year Ended March 31, 2024
	$	$

REVENUE	13,790,294	12,063,345

Cost of Revenue	3,225,803	3,707,064
GROSS PROFIT	10,564,491	8,356,281

EXPENSES
Selling, general and administrative expenses	10,857,797	14,612,724
Research and development expenses	2,155,660	2,571,826
TOTAL OPERATING EXPENSES	13,013,457	17,184,550
LOSS FROM OPERATIONS	(2,448,966)	(8,828,269)

Other income/(expense) [Notes 3, 5]	(78,569)	(102,607)
Interest expense [Notes 5, 6, 7]	(3,262,038)	(3,018,803)
Gain/(Loss) upon convertible promissory notes conversion and redemption [Note 5]	(137,934)	18,539
Accretion and amortization expenses [Notes 5, 6]	(1,939,816)	(2,172,920)
Change in fair value of derivative liabilities and warrants [Note 8]	(553,856)	9,777
NET LOSS BEFORE INCOME TAXES	(8,421,179)	(14,094,283)

Income taxes [Note 10]	—	—
NET LOSS BEFORE DIVIDENDS	(8,421,179)	(14,094,283)

Preferred Stock Dividends	(466,141)	(834,677)
Deemed Dividends [Note 9]	(3,054,680)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(11,942,000)	(14,928,960)

Translation adjustment	113,414	185,175

COMPREHENSIVE LOSS	(11,828,586)	(14,743,785)

LOSS PER SHARE, BASIC AND DILUTED	(0.555)	(1.660)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,524,884	8,991,766

See accompanying notes to the consolidated financial statements

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

(Expressed in US Dollars)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	220	1,082,999	1,082,999	—	—	—	—	—	—	—	—	—	—
Issuance of common shares from at-the-market transaction [Note 9]	—	—	—	—	—	97,811	98	—	—	125,129	—	—	125,227
Conversion of mezzanine equity into common shares [Note 9]	(100)	(571,630)	(571,630)	—	—	4,365,022	4,365	(320,321)	(288,786)	1,240,257	—	—	1,015,836
Conversion of preferred shares into common shares [Note 9]	—	—	—	(6,104)	(6)	8,952,170	8,952	—	—	4,925,756	—	—	4,934,702
Conversion of convertible notes into common shares [Note 9	—	—	—	—	—	1,595,445	1,595	577,644	259,245	2,107,338	—	—	2,431,178
Issuance of shares for services [Note 9]	—	—	—	—	—	716,666	717	(20,000)	(15,280)	335,446	—	—	320,883
Issuance of shares for settlement of accounts payable [Note 9]	—	—	—	—	—	1,000,413	1,000	—	—	989,408	—	—	990,409
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	1,461,698	—	—	1,461,698
Translation adjustment	—	—	—	—	—	—	—	—	—	—	113,414	—	113,414
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(8,421,179)	(8,421,179)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(466,141)	(466,141)
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	(3,054,680)	(3,054,680)
Balance, March 31, 2025	385	2000,290	2,000,290	201	1	26,241,967	26,243	581,599	284,244	106,971,115	145,792	(139,441,785)	(32,014,390)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2023	—	—	—	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Issuance of common shares to adjust for rounding effect of Reverse Split [Note 9]	—	—	—	—	—	20,846	21	—	—	(21)	—	—	—
Issuance of common shares for private placement [Note 9]	—	—	—	—	—	36,897	37	—	—	119,248	—	—	119,285
Issuance of mezzanine equity [Note 9]	330	1,860,554	1,860,554	—	—	—	—	—	—	—	—	—	—
Issuance of warrants for private placement holders [Note 9]	—	—	—	—	—	—	—	—	—	1,137,716	—	—	1,137,716
Issuance of warrants for brokers [Note 9]	—	—	—	—	—	—	—	—	—	141,070	—	—	141,070
Conversion of mezzanine equity into common shares [Note 9]	(65)	(371,634)	(371,634)	—	—	612,062	612	320,321	228,786	353,907	—	—	583,305
Issuance of shares for services [Note 9]	—	—	—	—	—	92,125	92	20,000	15,280	100,755	—	—	116,127
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	1,025,930	—	—	1,025,930
Translation adjustment	—	—	—	—	—	—	—	—	—	—	185,175	—	185,175
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(14,094,283)	(14,094,283)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(834,677)	(834,677)
Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended March 31, 2025	Year ended March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(8,421,179)	(14,094,283)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	1,461,698	1,025,930
Issuance of shares for services	320,883	116,127
Accretion and amortization expenses	1,939,816	2,172,920
Change in fair value of derivative liabilities	553,856	(9,777)
(Gain) Loss on debt conversion and redemption	137,934	(18,539)
Loss upon settlement of accounts payable	249,093
Loss on debt and warrant modification	—	59,161
Property and equipment depreciation	5,953	5,953
Operating right of use assets amortization	409,540	365,899

Changes in operating assets and liabilities:
Accounts receivable, net	(110,923)	(298,248)
Inventory	324,017	457,604
Deposits and other receivables	(747,831)	252,143
Accounts payable and accrued liabilities and lease obligations	1,496,966	3,271,198
Net cash used in operating activities	(2,380,177)	(6,693,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	125,227	119,285
Issuance of preferred shares, net	1,732,532	2,825,000
Conversion of preferred shares	-	-
Conversion of Convertible notes.	-	-
Proceeds from convertible debentures, net	1,835,000	2,962,386
Proceeds from (repayment of) short term loan and promissory notes, net	(1,733,516)	853,030
Term Loan, net	-	-
Preferred Stock Dividend	(29,984)	(18,016)
Net cash provided by financing activities	1,929,259	6,741,685

Effect of foreign currency translation	30,003	167,827
Net increase (decrease) in cash during the year	(450,918)	47,773
Cash, beginning of year	786,060	570,460
Cash, end of year	365,145	786,060

Supplemental disclosure of cash flow information:
Interest paid	3,611,939	2,022,221
Taxes	—	—

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

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

The consolidated financial statements of the Company have been prepared on a historical cost basis except Cash and derivative liabilities which are carried at fair value.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period consolidated financial statement presentation.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

Going Concern, Liquidity and Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the early stages of commercializing its first product and is concurrently in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of March 31, 2025, had an accumulated deficit of $139,441,785 (2024: $127,499,785) and a working capital deficiency of $15,996,856 (2024: $ 18,228,253). Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. During fiscal year ended March 31, 2022, the Company raised $499,900 through government EIDL loan. During the fiscal quarter ended September 30, 2021, the Company also raised total net proceeds of $14,545,805 through the underwritten public offering that was concurrent with its listing onto the Nasdaq Capital Markets. During the fiscal quarter ended December 31, 2021, the Company raised additional net proceeds of $11,756,563 through a term loan transaction (Note 6) and made repayment of the previously issued promissory notes and short-term loans. In connection with this loan, the Company and Lender entered into a Guarantee and Collateral Agreement, as well as an Intellectual Property Security Agreement, wherein the Company agreed to secure the Credit Agreement with all of the Company’s assets, as well as secured by the Company’s right title and interest in the Company’s Intellectual Property. During the fiscal year ended March 31, 2024, the Company raised short-term loans and promissory notes, net of repayments of $853,030 from various lenders, and also raised convertible notes, net of redemptions of $2,962,386 from various lenders. The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying a 3% placement fee and other issuance expenses.

Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”), at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs amounted to $1,900,000 for the Series B Preferred Stock. During the year ended March 31, 2025, the Company issued an additional 220 Series B preferred shares for net proceeds of $1,732,532.

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

Years ended March 31, 2025 and 2024

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

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2025 and 2024:

	2025	2024
	$	$
Technology fees	12,591,036	11,249,113
Device sales	1,199,258	814,232
	13,790,294	12,063,345

Inventories

Inventory is stated at the lower of cost and net realizable value, cost being determined on a weighted average cost basis. Market value of our finished goods inventory and raw material inventory is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

	2025	2024
	$	$
Raw material	1,225,665	1,128,700
Finished goods	329,720	750,702

	1,555,385	1,879,402

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

Inventories are stated at the lower of cost and net realizable value. Market value of our inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. The Company estimates net realizable value as the amount at which inventories are expected to be sold, taking into consideration fluctuations in retail prices less estimated costs necessary to make the sale. Inventories are written down to net realizable value when the cost of inventories is estimated to be unrecoverable due to obsolescence, damage, or declining selling prices.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

As of March 31, 2025, and 2024, cash balance of US$ 259,478 and US$ 752,399 were at financial institutions in the United States that were not covered by the United States Deposit Protection Regulation.

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

Customer Concentration

During the year ended March 31, 2025, one customer comprised 29% of total account receivables, there was no such concentration risk during the previous year ended March 31,2024.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$365,145	$365,145	$—	$—
Total assets at fair value	$365,145	$365,145	$—	$—

Liabilities:
Derivative liabilities, short-term	$424,200	$—	$—	$242,200
Derivative liabilities, long-term	1,478,717	$—	$—	$1,478,717
Total liabilities at fair value	$1,902,917	$—	$—	$1,902,917

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$786,060	$786,060	$—	$—
Total assets at fair value	$786,060	$786,060	$—	$—

Liabilities:
Derivative liabilities, short-term	$991,866	$—	$—	$991,866
Derivative liabilities, long-term	1,435,668	—	—	1,435,668
Total liabilities at fair value	$2,427,534	$—	$—	$2,427,534

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

There were no transfers between fair value hierarchy levels during the years ended March 31, 2025 and 2024.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2025 and 2024, the Company believes there was no impairment of its long-lived assets.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of March 31, 2025 and 2024.

The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses include non-cash stock-based compensation, depreciation and amortization, and write-off of property and equipment, which are reflected in the Consolidated Statements of Cash Flows for the years ended March 31, 2025 and 2024.

The long-lived assets outside of U.S. are not material as of March 31, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Balance Sheets as of March 31, 2025 and 2024 for total consolidated assets.

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

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. The Company adopted the new standard during the current year and conclude that there is no material impact.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2025	As at March 31, 2024
	$	$
Trade and other payables	4,602,309	5,221,992
Accrued liabilities	3,034,293	4,369,576
Deferred revenue	25,322	21,550
	7,661,924	9,613,118

Trade and other payables and accrued liabilities as at March 31, 2025 and 2024 included $373,744 and $837,945, respectively, due to a shareholder, who is a director and executive of the Company.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

During the year ended March 31 2025,, all of the Series A notes had been converted into common shares, with the exception of notes held by two investors, with a remaining face value in the amount of $821,000.

During the year ended March 31, 2025, the Company recognized discount amortization of $nil (2024: $49,393) as accretion and amortization expense. As of March 31, 2024, the discount on Series A convertible notes was fully amortized.

As of March 31, 2025, and March 31, 2024, the Company recorded $272,342 and $173,762, respectively, of interest accruals for the Series A Notes.

During the years ended March 31, 2025, and March 31, 2024, the Company recognized interest expense in the amount of $98,580 and $98,850, respectively.

Series B Convertible Notes

During the year ended March 31, 2021, the Company also issued $1,312,500 (face value) of convertible promissory notes (“Series B Notes”) to various accredited investors.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

During the year ended March 31, 2025, the Company redeemed $22,009 of Series B Notes, through a cash payment of $25,342. A gain on redemption $8,320 was recognized as a result of this redemption, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities ($8,320 for the year ended March 31, 2025).

During the year ended March 31, 2024, the Company redeemed $135,710 of Series B Notes, through a cash payment of $162,851. A gain on redemption $18,540 was recognized as a result of this redemption, representing the difference between the cash payment and the face value of Series B Notes redeemed net of the related derivative liabilities ($45,681 for the year ended March 31, 2024).

As of March 31, 2025, there were no Series B Notes outstanding.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

As of March 31, 2025, and March 31, 2024, the Company recorded accrued interest in the amount of $88,881 and $88,602, respectively, related to the Series B Notes.

During the years ended March 31, 2025, and March 31, 2024, the Company recognized interest expense in the amount of $279 and $3,739, respectively.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

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

During the year ended March 31, 2025, and March 31, 2024 the Company recognized discount amortization of $1,267,668 and $693,518, respectively, on Series C Notes as accretion and amortization expense. As of March 31, 2025 and March 31, 2024, the remaining unamortized discount on Series C convertible notes was $ nil and $1,232,274, respectively.

During the year ended March 31, 2025, convertible notes with a face value of $1,487,700 and accrued interest of $237,230, were converted into 2,173,089 common shares. As of March 31, 2025, 577,644 shares are recognized as an obligation for shares to be issued relating to the conversions. The fair value of common shares issued during the year ended March 31, 2025 is $2,431,178, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $ 2,234,232, which consisted of the face value of notes converted, accrued interest of $237,230, and relevant derivative liability of $509,303. The Company recognized a loss upon conversion of $196,945, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued.

During the year ended March 31, 2025, convertible notes with a face value of $150,000 and accrued interest of $34,864, were redeemed for a cash payment of $184,864. The Company recorded a $nil gain on redemption related to the conversion, representing the difference between the value of the debt settled and the cash payment value.

As of March 31, 2025, and March 31, 2024, the Company recorded accrued interest in the amount of $53,188 and $253,643, respectively, related to the Series C Notes.

During the years ended March 31, 2025, and March 31, 2024, the Company recognized interest expense in the amounts of $70,712 and $251,045, respectively.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

During the year ended March 31, 2025, the Company issued $1,985,000 in unsecured convertible promissory notes to private investors; $100,000 of the notes mature on their six-month anniversary of issuance and bear interest of 20%; $710,000 of the notes mature on their twenty four-month anniversary of issuance and bear interest of 10%; and $1,175,000 of the notes mature on their eighteen-month anniversary of issuance and bear not interest; all of the notes have conversion features that require the mutual consent of the investor and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Other Convertible Notes.

As of March 31, 2025 and March 31, 2024, the Company recorded accrued interest in the amount of $36,163 and $4,103, respectively, related to the Preferred Notes.

During the year ended March 31, 2025, the Company recognized interest expense in the amount of $180,888 (2024: $74,851).

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

During the year ended March 31, 2025, and March 31, 2024 the Company recognized discount amortization of $nil and $186,404, respectively, on the Notes as accretion and amortization expense.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of March 31, 2024, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during the years ended March 31, 2025, and March 31, 2024 was $nil and $6,142, respectively, and was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $nil and $66,213 accretion expenses, during the years ended March 31, 2025, and March 31, 2024, respectively, related to the increase in present value of the loan over its term. For the year ended March 31, 2025, total repayments for the loan amounted to $nil.

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of March 31, 2024, the principal was fully repaid and discount for this loan was fully amortized. The discount amortization during years ended March 31, 2025, and March 31, 2024, was $nil and $20,800, respectively, which was recognized as part of the accretion and amortization expenses. In addition, the Company recognized $nil and $148,027 accretion expenses, during the years ended March 31, 2025, and March 31, 2024, respectively, related to the increase in present value of the loan over its term. As of March 31, 2025, total repayments for the loan amounted to $nil.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of March 31, 2025, and March 31, 2024, the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,723 and $12,723, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the years ended March 31, 2025, and March 21, 2024, the Company recorded interest expense in the amount of $150,000 and $150,411, respectively, related to the promissory note.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. As of March 31, 2025, the obligation to repay the principal balance at the original maturity date was waived for a finance charge of $50,000, which the Company recorded as interest expense in the in the statement of operations. As of March 31, 2025, the amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $nil. During years ended March 31, 2025, and March 31, 2024, the Company recognized amortization of discount on this promissory note in the amounts of $nil and $7,304, respectively, as accretion and amortization expenses. As of March 31, 2025, the Company recorded accrued interest in the amount of $50,000 related to this promissory note.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds borrowed to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost in the amount of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. As of March 31, 2025, the amount of principal outstanding under this amended agreement was $nil and the remaining unamortized issuance cost discount was $nil. During the year ended March 31, 2025, the Company recognized $2,800 of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $4,152 accretion expenses, during the year ended March 31, 2025, related to the increase in present value of the loan over its term. During the year ended, net repayments for the loan amounted to $191,500.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of March 31, 2025, the Company had drawn $1,541,797 (2024: $1,286,792) in accounts receivable financing and $158,000 (2024: $125,000)   in   inventory financing with aggregate principal outstanding of $1,699,797 (2024: $1,411,792). During the year ended March 31, 2025, the Company recognized interest expense in the amount of $431,356 (2024: $263,696) As of March 31, 2025, the Company recorded accrued interest in the amount of $28,052 (2024: $23,879) related to the Revolving Facility.

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of March 31, 2025, the principal was fully repaid and discount for this loan was fully amortized. No repayments were made during the year ended March 31, 2025.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue formal interest, but do contain administrative fees in the aggregate of $75,000. One of the notes matures three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 is due. The second note matures six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 is due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of March 31, 2025, the amount of principal outstanding on the note was $72,500, and accrued interest outstanding on the note was $75,000.

On December 8, 2023, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $630,000, prior to the deduction of issuance costs in the amount of $15,750. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 44 weeks. The Company is required to make weekly payments of $19,195 ($844,200 in the aggregate). As of March 31, 2025, the amount of principal outstanding under this short-term bridge loan agreement was $nil and the remaining unamortized issuance cost discount was $nil. During the year ended March 31, 2025 the Company recognized $10,023 (2024: $5,727) of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $93,895 (2024: $120,305) accretion expenses during year ended March 31, 2025, related to the increase in present value of the loan over its term. As of March 31, 2025, total repayments for the loan amounted to $570,425.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

During February 2024, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $660,504 (the “Principal Amount”). The note has a fixed rate of interest at 12% per annum on the principle amount, payable monthly. As of March 31, 2025, the amount of principal outstanding on the note was $660,932, and accrued interest outstanding on the note was $86,455 (2024: $7,101). The note continues to accrue interest, and no repayment demand notification was received from note holder. During the year ended March 31, 2025, the Company recognized interest expense in the amount of $79,312 (2024: $7,131) related to the promissory note.

On February 2, 2024, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $700,000, prior to the deduction of issuance costs in the amount of $35,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 35 weeks. The Company is required to make weekly payments of $29,235 ($1,008,000 in the aggregate). As of March 31, 2025, the amount of principal outstanding under this agreement was $nil and the remaining unamortized issuance cost discount was $nil. During the year ended March 31, 2025, the Company recognized $26,879 (2024: $8,121) of amortization of discount as accretion and amortization expenses. In addition, the Company recognized $193,015 (2024: $114,985) accretion expenses during year ended March 31, 2025, related to the increase in present value of the loan over its term. As of March 31, 2025, total repayments for the loan amounted to $745,305.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

In November 2024, the Company completed an additional transaction with its term lender to receive an additional $635 thousand in term loan proceeds, and interest relief through the capitalization of approximately $1.5 million in interest amounts due on its existing term loan. As part of this arrangement, the Company issued 600,000, 7-year share warrants to the term lender with a strike price of $0.50 per share and agreed to increase the term loan exit fee to $1.425 million at the end of its 5-year term. Concurrently, the Company received waiver and forbearance relief on certain term loan covenants and their respective defaults.

The amortization of such debt discount was included in the accretion and amortization expenses. For the years ended March 31, 2025 and 2024, the amortization of debt discount expense was $356,778 and $206,224 respectively.

Total interest expense on the term loan for the years ended March 31, 2025 and 2024 $2,180,897 and $1,981,054, respectively. During November 2024, the unpaid interest of $1.5 million was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

The Company had accrued interest payable of $404,621 and $795,656, respectively, as of March 31, 2025 and March 31, 2024.

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

As of March 31, 2025, the Company recorded accrued interest of $Nil for the EIDL loan (March 31, 2024: $26,497).

Interest expense on the above loan was $32,655 and $32,744 for the years ended March 31, 2025 and 2024, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the year ended March 31, 2025 and 2024:

	Fiscal Year 2025 $	Fiscal Year 2024 $
Derivative liabilities, beginning of year	1,435,668	759,065
New issuance [Note 9]	649,533	964,446
Change in fair value of derivatives during the year	553,208	(92,961)
Reduction due to preferred shares redeemed [Note 9]	(1,159,692)	(194,882)
Derivative liabilities, end of year	1,478,717	1,435,668

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

The lattice methodology was used to value the derivative components, using the following assumptions:

	Fiscal Year	Fiscal Year
	2025	2024
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.7 – 5.1	4.7 – 13.7
Volatility (%)	91.2 – 194.2	71.9 – 119.1
Remaining terms (Years)	0.17 – 2.0	0.25 – 2.01
Stock price ($ per share)	0.24 – 1.34	0.98 – 3.82

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity.

	Fiscal Year 2025 $	Fiscal Year 2024 $

Balance beginning of year	991,866	1,008,216
New Issuance	-	1,224,932
Conversion to common shares	(509,303)	(45,680)
Convertible note redemption	(59,011)	-
Change in fair value of derivative liabilities	648	83,184
End of derivative treatment of warrants	-	(1,278,786)
Convertible note modification	-	-
Balance end of year	424,200	991,866

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions:

	Fiscal Year	Fiscal Year
	2025	2024
Risk-free rate for term (%)	0.1 – 5.2	4.2 – 5.3
Volatility (%)	91.2 – 194.4	76.2 – 126.6
Remaining terms (Years)	0.25 – 0.5	0.25 – 1.49
Stock price ($ per share)	0.24 – 1.45	1.08 – 4.20

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

9. STOCKHOLDERS’ DEFICIENCY AND MEZZANINE EQUITY

(a) Authorized and Issued Stock

As at March 31, 2025, the Company is authorized to issue 125,000,000 (March 31, 2024 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2024 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2024 – 20,000) are designated shares of Series A preferred stock ($0.001 par value) and 600 (March 31, 2024 – 600) are designated shares of Series B preferred stock ($0.001 par value).

At March 31, 2025, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 26,241,967 (2024 – 9,514,440) shares; these were comprised of 26,081,295 (2024 – 9,353,768) shares of common stock and 160,672 (2024 – 160,672) exchangeable shares. At March 31, 2025, there were 201 Series A shares of Preferred Stock that were issued and outstanding (2024 – 6,304), and there were 385 shares of Series B Preferred Stock that were issued and outstanding (March 31, 2024 – 180). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at March 31, 2025 and 2024.

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of March 31, 2025 and 2024 was 201 and 6,304.

The Series A Preferred Stock is junior to the Company’s existing undesignated preferred stock, and unless otherwise set forth in the applicable certificate of designations, shall be junior to any future issuance of preferred stock. The purchase price (the “Purchase Price”) for the Series A Preferred Stock to date has been $100 per share. Except as otherwise expressly required by law, the Series A Preferred Stock does not have voting rights and does not have any liquidation rights.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

Company Redemption

The Company may redeem all or part of the outstanding Series A Preferred Stock after one year from the date of issuance by paying an amount equal to the aggregate Purchase Price paid, adjusted for any reduction in Series A Preferred Stock holdings, multiplied by 110% plus accrued dividends

During the year ended March 31, 2025, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 accrued dividends thereon were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142), was $3,054,680 and was recognized as a deemed dividend expense.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

During the year ended March 31, 2025, 100 Series B preferred shares and dividends accrued thereon were converted into 3,650,361 common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $571,629. The Company also reduced the fair value of derivative liabilities related to the shares converted by $351,214 related to the shares converted during the the year ended March 31, 2025. The Company recognized corresponding credits to be issued common shares.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

A roll-forward of activity is presented below for the year ended March 31, 2025:

	2025	2024
	$	$
Balance beginning of year – March 31	1,488,920	—
Net proceeds received pursuant to the issuance of preferred shares	1,732,532	2,825,000
Recognition of derivative liabilities (Note 8)	(649,533)	(964,446)
Conversion into common shares	(571,629)	(371,634)
Balance end of year – March 31	2,000,290	1,488,920

(d) Share issuances

Share issuances during the year ended March 31, 2025

During the three months and the year ended March 31, 2025, the Company issued nil and 320,321 common shares to Series B preferred shareholders, respectively, in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions.

In October 2024, the Company issued 1,197,770 common shares on partial conversion of 25 shares of Series B Convertible Redeemable Preferred Stock, and a further 233,441 additional common shares required to complete its conversion obligation of a conversion of 25 shares of Series B Convertible Redeemable Preferred Stock that was triggered on July 11, 2024. During the three and nine months ended December 31, 2024, the Company issued another 1,431,181 and 2,867,448 common shares to Series B preferred shareholders for an additional request to convert 25 and 75 Series B preferred shares, respectively (see Note 9(c)). In addition, during the year ended March 31, 2025, the Company issued 616,666 common shares for services received with a fair value of $292,596, which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital. During that same period, the Company issued 100,000 shares of common stock valued at $26,000 to a consultant as part of agreed contract remuneration In addition, the Company issued 480,000 common shares to an executive as part of a bonus compensation arrangement. The shares were issued in settlement of previously accrued bonus liabilities, with a total fair value of $206,400 recognized in the financial statements.During the year ended March 31, 2025, convertible notes with a face value of $1,487,700 were converted into 2,173,089 common shares. The fair value of common shares issued during the year ended March 31, 2025, is $2,431,178, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $2,234,232, which consisted of the face value of notes converted, accrued interest of $237,230, and relevant derivative liability of $509,303. The Company recognized a loss upon conversion of $196,945, representing the difference between the value of debt settled and fair value of shares issued and to be issued. (Note 5).

During the year ended March 31, 2025, $6,104,444 of Series A Preferred Stock (face value) and $1,071,542 relevant accrued dividend were converted into 8,952,170 common shares. The conversion was accounted as an extinguishment and the difference between the total carrying value of the preferred shares converted, derivative liabilities derecognized and unpaid dividend at the time of conversion ($7,984,463), and the fair value of the common shares issued ($11,039,142) was $3,054,680 and was recognized as deemed dividend expense.

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

The Company issued 716,666 shares pursuant to the services provided by consultant (236,666 shares) and a director of the Company (480,000), and the fair of those shares were determined by using market value relative to the issuance.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

(e) Shares to be issued

During the year ended March 31, 2025, the Company issued nil common shares to Series C Note holders, in relation to shares to be issued obligation as of June 30, 2024, for Series C Note conversions.

During the year ended March 31, 2025, the Company issued 320,321 common shares to Series B preferred shareholders in relation to shares to be issued obligation as of March 31, 2024, for Series B preferred share conversions.

During the year ended March 31, 2025, Series C Notes with a face value of $1,487,700, were converted into 2,173,089 common shares, respectively. As of March 31, 2025, 577,644 shares are recognized as an obligation for shares to be issued relating to the conversion.

(f) Warrant issuances, exercises and other activity

Warrant issuances during the year ended March 31, 2025

During the year ended March 31, 2025, the Company issued a 1,200,000 warrant to its executive against the stock options from the Company’s 2018 Equity Incentive Plan, with exercise price of 0.43. The Company recorded stock-based compensation of $422,456 under selling, general and administrative expenses with corresponding credit to additional paid in capital.

In November 2024, the Company issued 600,000, 7-year share warrants to the term lender with a strike price of $0.50 per share with the fair value of 152,184 against an additional transaction with its term lender. The Company increased the liability with corresponding credit to additional paid in Capital.

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

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

Warrant issuances, exercises and expirations or cancellations during the fiscal years ended March 31, 2025 and 2024 as follows:

Warrant activity during the years ended March 31, 2025 and 2024 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2023	139,865	279,341	888,277	1,307,483
Expired/cancelled	—	(25,347)	(888,277)	(913,624)
Issued	69,062	—	868,098	937,160
As at March 31, 2024	208,927	253,994	868,098	1,331,019

Expired/cancelled	—	(15,000)	—	(15,000)
Issued	600,000	1,200,000	—	1,800,000
As at March 31, 2025	808,927	1,438,994	868,098	3,116,019

Exercise Price	$ 0.5 to $22.5	$ 0.43 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to Feb 2035	October 2027

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

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

During the year ended March 31, 2025, the Company granted 2,836,176 stock options (2024:7,210 options) with a weighted average grant date exercise price of $0.5 (2024: $2.774). The Company recorded stock-based compensation of $1,461,698 (2024: $1,025,930) under selling, general and administrative expenses with corresponding credit to additional paid in capital.

During the year ended March 31,2025, the Company Cancelled stock options 931,000 of fair value $41,246 granted to its executive and reissued the stock options of 900,000 with the exercise price of 0.43 per share and fair value of 316,842. In addition to that Company also granted 1,936,176 The Company recorded stock based – compensation with the net amount of 275,596 under selling, general and administrative expenses with corresponding credit to additional paid in capital.

The following table summarizes the stock option activities during the fiscal year ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)

Outstanding at March 31, 2024	1,239,873	$9.39	5.35	$9,705,937
Adjustment for rounding effect of Reverse Split	-	-	-	-
Granted	2,836,176	$0.5	0.02	-
Cancelled	(931,000)	9.32	4.24	-
Expired	(57,582)	$0.56	0.17	-
Forfeited	(19,637)	$0.37	2.34	-
Outstanding at March 31, 2025	3,067,830	$1.14	1.77	$1,078,756
Vested and expected to vest at March 31, 2025	3,067,830	$1.14	1.77	$1,078,756
Vested and exercisable at March 31, 2025	2,611,411	$1.17	0.43	$805,181

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of March 31, 2025 and fair value of common stock adjusted.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

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

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective years ended March 31:

	2025	2024
Exercise price ($)	0.43-0.43	2.78
Risk free interest rate (%)	4.24-4.33	3.85
Expected term (Years)	1.46-5.00	10.0
Expected volatility (%)	113.97-142.22	117.1
Expected dividend yield (%)	0.00	0.00
Fair value of option ($)	-1.097-1.360	2.3
Expected forfeiture (attrition) rate (%)	0.00	0.00

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

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

10. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	Year ended March 31, 2025	Year ended March 31, 2024
	$	$
Net loss	(8,421,179)	(14,094,283)

Expected income tax recovery	(2,189,707)	(3,664,514)
Non-deductible expenses	1,322,198	882,745
Other temporary differences	(988)	(4,160)
Change in valuation allowance	868,297	2,785,929
	—	—

Deferred tax assets

	As at March 31, 2025	As at March 31, 2024
	$	$
Non-capital loss carry forwards	19,078,653	18,211,344
Other temporary differences	3,803	7,963
Valuation allowance	(19,082,456)	(18,219,307)
	—	—

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

As of March 31, 2025 and 2024, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2025 and 2024, the Company has approximately $73,379,434 and $70,043,631, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2035 to 2039.

As of March 31, 2025, and 2024 the Company was not subject to any uncertain tax positions.

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at March 31, 2025 and, consequently, no provision for such has been recognized in the consolidated financial statements.

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

	2025	2024
Right of Use Asset	$	$
Beginning balance at March 31	1,221,593	1,587,492
New leases	-	-
Amortization	(409,540)	(365,899)
Ending balance at March 31	812,053	1,221,593

	2025	2024
Lease Liability	$	$
Beginning balance at March 31	1,386,486	1,722,095
New leases	-	-
Repayment and interest accretion	(457,370)	(335,609)
Ending balance at March 31	929,116	1,386,486

Current portion of operating lease liability	531,286	457,371
Noncurrent portion of operating lease liability	397,830	929,115

The operating lease expense was $587,045 for the year ended March 31, 2025 (2024: $564,167) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $587,164 and $509,041 during the years ended March 31, 2025 and March 31, 2024, respectively.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

The following table represents the contractual undiscounted cash flows for lease obligations as at March 31, 2025:

Calendar year	$
2025	600,288
2026	565,360
2027 and beyond	-

Total undiscounted lease liability	1,165,648
Less imputed interest	(236,532)
Total	929,116

13. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the fiscal years ended March 31, 2025, and March 31, 2024. The Company recognized depreciation expense for these assets in the amount of $5,953 and $5,953 during the years ended March 31, 2025 and 2024.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2023	16,839	12,928	29,767
Additions	—	—	—
Balance at March 31, 2024	16,839	12,928	29,767
Additions	-	-	-
Balance at March 31, 2025	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2023	4,675	3,587	8,262
Additions	3,367	2,586	5,953
Balance at March 31, 2024	8,042	6,173	14,215
Additions	3,367	2,586	5,953
Balance at March 31, 2025	11,409	8,759	20,168

Net book value
Balance at March 31, 2024	8,797	6,755	15,552
Balance at March 31, 2025	5,430	4,169	9,599

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2025 and 2024

(Expressed in US Dollars)

14. SUBSEQUENT EVENTS

During the period from April 1 to July 15, 2025, the following events occurred:

●	The Company received regulatory approval to operate in Saudi Arabia.
●	The Company issued 486,474 additional common shares to Series B preferred shareholders in order to supplement the 782,913 shares issued prior to March 31, 2025, in relation to its conversion obligations for a conversion of 25 Series B preferred whose conversion period commenced on March 4, 2025. This conversion of preferred shares is intended to redeem or repay $250,000 in principal and $38,884 in accrued dividends.

