Form 10-K/A
period 2025-03-31
BIOTRICITY INC.
filed 2025-07-18
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Biotricity Inc. for the year ended March 31, 2025, originally filed with the Securities and Exchange Commission on July 15, 2025 (the “Original Filing”), is being filed to correct certain clerical data entry errors that inadvertently occurred on editing in the Original Filing.

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

In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. The U.S. and/or countries into which we import merchandise and equipment may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions which may affect our operations and our ability to purchase imported merchandise at reasonable prices, which may negatively affect affordability to our Members. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. Our Miami Distribution Center, which operates within a Free Trade Zone (“FTZ”), serves as a strategic mechanism for mitigating the economic risks posed by tariffs, but the use of the FTZ may not mitigate the impact of duties on items we purchase from U.S. vendors that are either imported finished goods or that contain significant amounts of imported inputs. We may also choose to re-route merchandise directly from the country of origin directly to the markets where we have warehouse clubs to bypass the impact of U.S. tariffs. However, if we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.

Remittances make up a significant portion of GDP in certain markets, including Guatemala, El Salvador, Nicaragua and Honduras. A remittance is a transfer of money by a foreign worker to an individual in his or her home country. If deportations of these workers from the United States increases, either due to changes in immigration policy, enforcement actions, or legal challenges, it could disrupt their ability to send money back to their families. Additionally, the financial strain of relocation and reintegration into their home countries may further diminish workers’ disposable income and their ability to provide financial support. The resulting decline in remittance flows could have a direct negative impact on the economies of several of the Latin American nations where we may operate, which rely on remittances as a key source of income and poverty alleviation for millions of families.

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

The maximum aggregate number of shares of our common stock that may be issued under the 2016 Equity Incentive Plan is 3,653,606. As provided in the plan, the maximum aggregate number of shares of our common stock that may be issued shall automatically increase on January 1 of each year for no more than 10 years to an amount no greater than 15% of our outstanding shares of common stock and Exchangeable Shares as of such January 1st. The equity incentive plan provides for the grant of, among other awards, (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to our employees and (ii) non-statutory options and restricted stock to our employees, directors or consultants.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,067,830	$1.14	5,609,877

Warrants granted to Directors and Officers (2)	1,436,216	$0.43	-

Total	4,504,046	0.91	5,609,877

(1)

Includes the Company’s 2016 Equity Incentive Plan and includes options to purchase shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement , as well as options previously issued to employees. On February 14, 2025, 933,000 options previously granted to Mr. Al-Siddiq at various exercise prices were cancelled and replaced by a new grant of 900,000, vesting immediately, with an exercise price of $0.43. A further 250,000 options granted to My Al-Siddiq in July 2024 related to compensation for fiscal 2024 and have a vesting schedule over 3 years and an exercise price of $1.20 per common share. On February 14, 2025, new grants of 125,000, 125,000 and 25,000 were also issued to Mr. Rosa, Bhuiyan and McClurg, respectively as part of their board compensation; These options vested on grant, with an exercise price of $0.43. Mr. Rosa and Mr. McClurg had been granted a further 84,326 and 7,210 options, respectively. at various exercise prices as part of their board compensation of previous years. Another 348,923 options had been granted and were outstanding as issued and to employees of the Company at various times and exercise prices, within the 2016 Equity Incentive Plan. This also includes the Company’s 2023 Equity Incentive Plan, from which 1,200,000 options were granted to employees; these vested immediately, and were granted at an exercise price of $0.43 per share to employees on February 14, 2025 as part of their share-based compensation.

(2)	This category relates to employees who, at the time of grant, were not part of the Company’s 2016 or 2023 Equity Incentive Plans. It includes a grant or warrants to Mr. Ayanoglou on February 14, 2025 of 500,000 warrants, with immediate vesting, to purchase common stock, an exercise price of $0.43 per common share. It also includes a grant to another employee of 700,000 warrants on that same date and with the same terms. Both of these grants were part of employee compensation.

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

Results of Operations

Biotricity incurred a net loss attributed to common stockholders of $11,942,000 (loss per share of $0.555) during the year ended March 31, 2025 as compared to $14,928,960 (loss per share of $1.66) during the year ended March 31, 2024. From the Company’s inception in 2009 through March 31, 2025, the Company has generated an accumulated deficit of $139,441,785. We devoted, and expect to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

Comparison of the Fiscal Years and the Three Months Periods Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the fiscal years ended March 31, 2025 and 2024.

	For the years ended March 31,
	2025	2024	Period to Period Change

Revenue	13,790,294	12,063,345	1,726,949
Cost of Revenue	3,225,803	3,707,064	(481,261)
Gross profit	10,564,491	8,356,281	2,208,210
	76.6%	69.3%	7.3%
Operating expenses:
Selling, general and administrative expenses	10,857,797	14,612,724	(3,754,927)
Research and development expenses	2,155,660	2,571,826	(416,166)
Total operating expenses	13,013,457	17,184,550	(4,171,093)
Loss from operations	(2,448,966)	(8,828,269)	6,379,302
Interest expense	(3,262,038)	(3,018,803)	(243,235)
Accretion expense including day one derivative loss	(1,939,816)	(2,172,920)	233,104
Change in fair value of derivative liabilities	(553,856)	9,777	(563,633)
Gain/(Loss) upon convertible promissory note conversion and redemption	(137,934)	18,539	(156,473)
Other (expense) income	(78,569)	(102,607)	24,038
Net loss before income taxes	(8,421,179)	(14,094,283)	5,673,104

Income taxes	—	—	—
Net loss before dividends	(8,421,179)	(14,094,283)	5,673,104

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024.

	For the 3 months ended March 31,
	2025	2024	Period to Period Change

Revenue	3,702,597	3,178,311	524,286
Cost of Revenue	724,416	905,998	(181,582)
Gross profit	2,978,181	2,272,313	705,868
	80.4%	71.5%	8.9%
Operating expenses:
Selling, general and administrative expenses	3,261,080	4,608,374	(1,347,294)
Research and development expenses	572,567	708,275	(135,708)
Total operating expenses	3,833,647	5,316,649	(1,483,002)
Loss from operations	(855,466)	(3,044,336)	2,188,870
Interest expense	(891,752)	(814,943)	(76,809)
Accretion expense including day one derivative loss	(164,072)	(596,575)	432,503
Change in fair value of derivative liabilities	(85,576)	253,791	(339,367)
Gain/(Loss) upon convertible promissory note conversion and redemption	11,724	3,259	8,465
Other (expense) income	49,405	16,334	33,071
Net loss before income taxes	(1,935,737)	(4,182,470)	2,246,733

Income taxes	—	—	—
Net loss before dividends	(1,935,737)	(4,182,470)	2,246,733

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

Accretion and amortization expenses

During the fiscal year ended March 31, 2025 and March 31, 2024, we incurred accretion expense of $1.9 million and $2.2 million, respectively. The decrease from the prior year period mainly due to fully amortization of Convertible Notes Series C. The amortization during the current year related primarily to the amortization of debt discount related to the Company’s term loan, merchant loans and series C convertible notes. During the three months ended March 31, 2025 and March 31, 2024, we incurred accretion expenses of $0.16 million and 0.6 million. The expense for the quarters decrease due to full amortization of Convertible Notes Series C.

Change in fair value of derivative liabilities

During the year ended March 31, 2025 and March 31, 2024, the Company recognized $(554) thousand and $10 thousand, respectively, related to the change in fair value of derivative liabilities. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $(127) thousand and $254 thousand, respectively, related to the change in fair value of derivative liabilities.

Loss upon convertible promissory notes conversion

During the year ended March 31, 2025, we recorded a loss of $(138) thousand, compared to a gain of $19 thousand during the year ended March 31, 2024, related to the redemption of our convertible promissory notes. During the three months ended March 31, 2025 and 2024, we recorded a gain of $8 thousand and $3 thousand, respectively, related to the redemption of our convertible promissory notes.

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

EBITDA and Adjusted EBITDA
	Year ended March 31, 2025	Year ended March 31, 2024 (3)	3 months ended March 31, 2025	3 months ended March 31, 2024
	$	$	$	$
Net loss attributable to common stockholders	(11,942,000)	(14,928,960)	(2,022,133)	(4,400,104)
Add:
Provision for income taxes	-	-	-	-
Interest expense	3,262,038	3,018,803	891,752	814,943
Accretion and amortization expenses	1,945,769	2,178,873	165,560	598,063
Preferred stock dividends	3,520,821	834,677	86,396	217,634
EBITDA	(3,213,372)	(8,896,607)	(878,425)	(2,769,464)

Add (Less)
Share based compensation (1)	1,420,121	1,025,930	1,247,319	481,275
Other (income)/loss (2)	78,569	102,607	(49,405)	(16,334)
Gain (loss) upon convertible promissory notes conversion and redemption (2)	141267	(18,539)	(8,391)	(3,259)
Fair value change on derivative liabilities (2)	595,442	(9,777)	127,162	(253,791)
Adjusted EBITDA	(977,973)	(7,796,386)	438,260	(2,561,573)

Weighted average number of common shares outstanding	21,524,884	8,991,766	21,524,884	9,441,667

Adjusted Loss per Share, Basic and Diluted	(0.045)	(0.867)	0.017	(0.271)

(1) Share based compensation is a non-cash item

(2) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

(3) Certain amounts presented in the prior year period have been reclassified to conform to current period presentation.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the fiscal year ended March 31, 2025 was $11.2 million compared to a net loss of $14.9 million during the fiscal year ended March 31, 2024.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2025 was a gain of $113 thousand compared to a gain of $185 thousand for the fiscal year ended March 31, 2024. Translation adjustment was a gain of $142 thousand for the three months ended March 31, 2025, compared to a gain of $284 thousand for the three months ended March 31, 2024. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at March 31, 2025, has an accumulated deficit of $139 million (2024: $128 million), the Company has a working capital deficit of $16 million (2024: $18 million).

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

During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders, and also raised convertible notes, net of redemptions of $2,355,318 from various lenders. During the fiscal year ended March 31, 2024, the Company raised short-term loans and promissory notes, net of repayments of $853,030 and convertible notes, net of redemptions of $2,962,386 from various lenders. The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying a 3% placement fee and other issuance expenses. Additionally, on September 19, 2023, the Company entered into a security purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share of Series B Preferred Stock (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs were $1,900,000. During the three months ending March 31, 2024, 110 Series B preferred shares were issued for net proceeds of $925,000.

During the three months and year ended March 31, 2025, convertible notes with a face value of $nil and $1,487,700 and accrued interest of $nil and $237,230, were converted into nil and 2,173,089 common shares, respectively. As of March 31, 2025, 581,599 shares are recognized as an obligation for shares to be issued relating to the conversions. The fair value of common shares issued during the three months and year ended March 31, 2025 is $nil and $2,431,178, respectively, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $nil and $ 2,234,232, respectively, which consisted of the face value of notes converted, accrued interest of $nil and $237,230, respectively, and relevant derivative liability of $nil and $509,303, respectively. The Company recognized a loss upon conversion of $nil and $196,945, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued.

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

Adjusted EBITDA, which management uses as a measure for tracking free cashflow levels, improved to $443 thousand for the quarter ended March 31, 2025, a reduction of approximately $3 million in negative Adjusted EBITDA from the comparative period of the prior fiscal year, which is a 117% improvement.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(2,380,177)	$(6,693,912)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,929,259	6,741,685
Net (decrease) increase in cash	$(450,918)	$47,773

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

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy was filed as Exhibit 19 to the 10-K filed on June 27, 2024, and incorporated by reference, herein.

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

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option/Warrant Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq	2025	$480,000	$240,000			$275,596		$12,000	$1,007,596
Chief Executive Officer	2024	$480,000	$240,000			$522,153		$12,000	$1,254,153

John Ayanoglou	2025	$300,000	$250,000			176,023		$12,000	$738,023
Chief Financial Officer	2024	$300,000	$250,000		$			$12,000	$562,000

(1)	For further disclosure, as well as assumptions made in such valuation, see Note 9 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as Option awards for Waqaas al Siddiq are due to cancellation and reissuance of options. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, while he was not a member of the Company’s options plans.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2025:

					Option Awards(1)
Name	Award Type	Grant Date	Number of securities underlying unexercised options or warrants exercisable		Number of securities underlying unexercised options or warrants exercisable	Option or Warrant exercise price ($)	Option or Warrant expiration date
Waqaas Al-Siddiq	Option	7-25-24	250,000	(1)		$1.20	7-25-34
Waqaas Al-Siddiq	Option	2-14-25	900,000	(1,2)		$0.43	2-14-35
John Ayanoglou	Warrant	10-26-17	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	3-31-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	12-31-18	8,333	(2,3)		$0.43	12-30-28
John Ayanoglou	Warrant	3-31-19	8,333	(2,3)		$0.43	3-30-29
John Ayanoglou	Warrant	6-30-19	8,333	(2,3)		$0.43	6-29-29
John Ayanoglou	Warrant	9-30-19	8,333	(2,3)		$0.43	9-29-29
John Ayanoglou	Warrant	12-31-19	8,333	(2,3)		$0.43	12-30-29
John Ayanoglou	Warrant	3-31-20	8,333	(2,3)		$0.43	3-31-30
John Ayanoglou	Warrant	6-30-20	8,333	(2,3)		$0.43	6-30-30
John Ayanoglou	Warrant	9-30-20	8,333	(2,3)		$0.43	9-30-30
John Ayanoglou	Warrant	1-24-20	8,333	(2,3)		$0.43	1-23-30
John Ayanoglou	Warrant	12-31-20	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	3-31-21	8,333	(2,3)		$0.43	3-31-31
John Ayanoglou	Warrant	4-30-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	5-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	7-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	8-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-17	2,917	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-17	3,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	12-5-17	2,301	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-21	8,333	(2,3)		$0.43	6-30-31
John Ayanoglou	Warrant	9-30-21	8,333	(2,3)		$0.43	9-30-31
John Ayanoglou	Warrant	12-31-21	8,333	(2,3)		$0.43	12-31-31
John Ayanoglou	Warrant	3-31-22	6,266	(2,3)		$0.43	3-31-32
John Ayanoglou	Warrant	6-30-22	8,971	(2,3)		$0.43	6-30-32
John Ayanoglou	Warrant	9-30-22	19,714	(2,3)		$0.43	9-30-32
John Ayanoglou	Warrant	12-31-22	36,464	(2,3)		$0.43	12-30-32
John Ayanoglou	Warrant	02-14-25	500,000	(2)		$0.43	02-14-35

(1)	Unless otherwise indicated, vesting of all options is subject to continued service on the applicable vesting date.
(2)	The respective options and warrants, as applicable, vested in full upon the date of grant.
(3)	The shares were repriced from original issuance date price to $0.43 on February 14, 2025.

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Mr. Al-Siddiq dated as of April 10, 2020. Pursuant to the Employment Agreement, Mr. Al-Siddiq (“Executive”) will continue to serve as the Corporation’s Chief Executive Officer. The term of the Employment Agreement is for 12 months unless it is earlier terminated pursuant to its terms and it shall be automatically renewed for successive one year periods until the Executive or the Company delivers to the other party a written notice of their intent not to renew the employment term at least 30 days prior to the expiration of the then effective employment term. During the term of the Employment Agreement, Executive salary was initially $390,000, subject to any increase approved by the Company’s board. For the years ended March 31, 2024 and 2025, Mr. Al-Sidddiq’s salary was $480,000 and $480,000 per annum. Under the Employment Agreement, the Executive is eligible to earn a cash and/or equity bonus of up to 50% of his then annual salary. In the event that the Executive is terminated without just cause or terminates for good reason (as these terms are defined in the Employment Agreement), the Executive will be entitled to a severance payment equal to 12 months of salary paid on a monthly basis and accrued but unused vacation. Mr. Al-Siddiq is also compensated through each respective period, through the issuance of approved option grants, with details disclosed in Note 9 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1.

This summary is qualified in all respects by the actual terms of the employment agreement, which was filed as Exhibit 10.1 to our current report on Form 8-K on April 13, 2020.

John Ayanoglou

In connection with Mr. Ayanoglou’s official appointment as Chief Financial Officer effective as of October 27, 2017, the Company agreed to pay Mr. Ayanoglou an initial base salary of $200,000, subject to approved increases and an approved cash or equity bonus. Mr. Ayanoglou’s base salary for calendar year 2022, 2023, 2024 and 2025 was set at $300,000 and $300,000. In addition, the Company agreed to grant Mr. Ayanoglou warrants to purchase shares of the Company’s common stock, during each year of his tenure, granted in equal quarterly installments starting with the first fiscal quarter of employment. The warrants vest monthly on a pro-rata basis over a period of 12 months, with the same 10-year term and the same employee protections as executive options awarded under the Company’s 2016 and 2023 Equity Incentive Plans. Details disclosed in Note 9 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1.

Director Compensation

The following table sets forth a summary of the compensation for our non-employee directors during the fiscal years ended March 31, 2025 and March 31, 2024.

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ronald McClurg (1)	2025		$16,000		8,801				$24,801
	2024		$16,000	-	16,617	-	-	-	$32,617

David A. Rosa (2)	2025		$60,000		44,006				$104,006
	2024		$60,000		-				$60,000

Jainal Bhuiyan (3)	2025	$			44,006				44,006
	2024	$			-

(1)	Mr. McClurg was appointed to the board on May 2, 2022. In addition to previous grants, on February 14, 2025, Mr. McClurg was awarded a grant of 25,000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.

(2)	On February 14, 2025, in addition to previous grants, Mr. Rosa was awarded a grant of 125,000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.
(3)	Mr. Bhuiyan was appointed to the board on August 15, 2024. On February 14, 2025, Mr. Bhuiyan was awarded a grant of 125,000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 15, 2025 held by (i) each affiliated person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

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

The following table assumes 26,728,441 shares are outstanding as of July 15, 2025, consisting of 26,567,769 shares of common stock and 160,672 Exchangeable Share common stock equivalents. The percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq (1)	2,332,056	8.32%
John Ayanoglou (2)	743,161	2.65%
Dave Rosa (2)	234,689	*
Jainal Bhuiyan (2)	150,000	*
Ron McClurg (2)	32,210	*
Sohaira Siddiqui	1,916,910	6.84%
Mohammad Siddiqui	1,898,159	6.77%
Rizwana Siddiqui	1,790,434	6.39%
Rizwan Rahman	1,790,434	6.39%
Mohamed Abdi	1,790,434	6.39%

All directors and executive officers as a group (5 person)	3,492,116	12.46%

* Less than 1%

(1) Includes an option to purchase an aggregate of 1,066,666 of the Company’s shares.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Biotricity Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.2	Exchangeable Share provisions with respect to the special rights and restrictions attached to Exchangeable Shares (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.3	Form of Secured Convertible Debenture due September 21, 2017 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.4	Form of Warrant (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
4.5	Form of Convertible Promissory Note (filed as Exhibit 4.5 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.6	Form of Warrant (filed as Exhibit 4.6 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
4.7	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.9	Form of Promissory Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
4.10	Form of Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
4.11	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
4.12	Promissory Note between Biotricity Ic. and Cross River Bank (filed as exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on July 15, 2020 and incorporated herein by reference).
4.13	Description of Registrant’s Securities (previously filed)
10.1	Exchange Agreement, dated February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc., iMedical Innovation Inc. and the Shareholders of iMedical Innovations Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.2	Assignment and Assumption Agreement, dated as of February 2, 2016, by and between Biotricity Inc. and W270 SA (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.3	Voting and Exchange Trust Agreement, as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc., Biotricity Exchangeco Inc. and Computershare filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.4	Support Agreement, made as of February 2, 2016, among Biotricity Inc., Biotricity Callco Inc. and Biotricity Exchangeco Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.5*	2016 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).

10.6	Exclusivity & Royalty Agreement, dated as of September 15, 2014, by and between iMedical Innovation Inc. and CardioComm Solutions, Inc. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 and incorporated herein by reference).
10.7*	Employment Agreement dated April 12, 2016 with Waqaas Al-Siddiq (filed as Exhibit 10.7 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.8	Form of Subscription Agreement for convertible promissory notes and warrants (filed as Exhibit 10.8 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
10.9	Investment Banking Agreement, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.10	Form of Subscription Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2017 and incorporated herein by reference).
10.11+	Software Development and Services Agreement, dated as of September 15, 2014, by and between iMedical Innovations Inc. and CardioComm Solutions, Inc. (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on June 29, 2017 and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2017 and incorporated herein by reference).
10.14	Form of Promissory Note (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.15	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2019 and incorporated herein by reference).
10.16	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2019 and incorporated herein by reference).
10.17	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019 and incorporated herein by reference).
10.18	Employment Agreement between the Company and Waqaas Al-Siddiq filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2020 and incorporated herein by reference).
10.19	Form of Subscription Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.20	Form of Convertible Promissory Note (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.21	Form of Warrant filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.22	Form of Registration Rights Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 and incorporated herein by reference).
10.23	Form of Subscription Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.24	Form of Convertible Promissory Note filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.25	Form of Registration Rights Agreement filed as Exhibit 10. 4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021 and incorporated herein by reference).
10.26	Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.27	Common Stock Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.28	Collateral Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).
10.29	IP Security Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2021 and incorporated herein by reference).

10.30	At The Market Offering Agreement, by and between the Company and H.C. Wainwright & CO, LLC, dated March 22, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022 and incorporated herein by reference).
10.31	Credit Agreement, by and between the Company and SWK Funding LLC (filed as Exhibit 10.1 to the current report under Form 8-K filled with SEC on December 28, 2021)
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference).
19	Insider Trading Policy (filed as Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 25, 2024 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Transition Report on Form 10-KT filed with the SEC on April 13, 2016 and incorporated herein by reference)
23.1	Consent of SRCO Professional Corporation
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
97	Clawback Policy (filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 25, 2024 and incorporated herein by reference).
101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of July 16, 2025.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	July 16, 2025
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	July 16, 2025
John Ayanoglou

/s/ David A. Rosa	Director	July 16, 2025
David A. Rosa

/s/ Jainal Bhuiyan	Director	July 16, 2025
Jainal Bhuiyan

/s/ Ronald McClurg	Director	July 16, 2025
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

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada July 15, 2025	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	As at March 31, 2025	As at March 31, 2024
	$	$
CURRENT ASSETS
Cash	365,145	786,060
Accounts receivable, net	1,658,772	1,468,655
Inventory [Note 3]	1,555,385	1,879,402
Deposits and other receivables	1,059,990	336,456
Total current assets	4,639,292	4,470,573

Deposits and other receivables [Note 12]	109,297	85,000
Long-term accounts receivable	70,713	149,907
Property and equipment [Note 13]	9,599	15,552
Operating right of use assets [Note 12]	812,053	1,221,593
TOTAL ASSETS	5,640,954	5,942,625

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	7,661,924	9,613,118
Convertible promissory notes and short term loans [Note 5]	9,618,738	9,236,471
Term loan, current	2,400,000	2,400,000
Derivative liabilities [Note 8]	424,200	991,866
Operating lease obligations, current [Note 10]	531,286	457,371
Total current liabilities	20,636,148	22,698,826

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	12,271,559	9,985,033
Derivative liabilities [Note 8]	1,478,717	1,435,668
Operating lease obligations	397,830	929,115
TOTAL LIABILITIES	35,655,054	35,919,442

MEZZANINE EQUITY
Series B Convertible Redeemable preferred stock, 0.001 par value, 600 shares authorized as of March 31, 2025 and March 31, 2024, respectively, 385and 265 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively [Note 9]	2,000,290	1,488,920

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 9,979,400 shares authorized as of March 31, 2025 and March 31, 2024, respectively, 1 share issued and outstanding as of March 31, 2025 and March 31, 2024 [Note 9]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at March 31, 2025 and March 31, 2024, respectively, 201 and 6,304 preferred shares issued and outstanding as at March 31, 2025 and as at March 31, 2024, respectively [Note 9]	-	6
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2025 and March 31, 2024, respectively. Issued and outstanding common shares: 26,081,295 and 9,353,768 as at March 31, 2025 and March 31, 2024, respectively, and exchangeable shares of 160,672 outstanding as at March 31, 2025 and March 31, 2024, respectively [Note 9]	26,243	9,515
Shares to be issued (581,599 and 324,276 shares of common stock as at March 31, 2025 and March 31, 2024, respectively) [Note 9]	284,244	269,065
Additional paid-in-capital	106,971,115	95,723,083
Accumulated other comprehensive gain (loss)	145,792	32,378
Accumulated deficit	(139,441,785)	(127,499,785)
Total stockholders’ deficiency	(32,014,390)	(31,465,737)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	5,640,954	5,942,625

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

See accompanying notes to the consolidated financial statements

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

(Expressed in US Dollars)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	220	1,082,999	1,082,999	—	—	—	—	—	—	—	—	—	—
Issuance of common shares from at-the-market transaction [Note 9]	—	—	—	—	—	97,811	98	—	—	125,129	—	—	125,227
Conversion of mezzanine equity into common shares [Note 9]	(100)	(571,630)	(571,630)	—	—	4,365,022	4,365	(320,321)	(228,786)	1,240,257	—	—	1,015,836
Conversion of preferred shares into common shares [Note 9]	—	—	—	(6,104)	(6)	8,952,170	8,952	—	—	4,925,756	—	—	4,934,702
Conversion of convertible notes into common shares [Note 9	—	—	—	—	—	1,595,445	1,595	577,644	259,245	2,170,338	—	—	2,431,178
Issuance of shares for services [Note 9]	—	—	—	—	—	716,666	717	(20,000)	(15,280)	335,446	—	—	320,883
Issuance of shares for settlement of accounts payable [Note 9]	—	—	—	—	—	1,000,413	1,000	—	—	989,408	—	—	990,409
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	1,461,698	—	—	1,461,698
Translation adjustment	—	—	—	—	—	—	—	—	—	—	113,414	—	113,414
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(8,421,179)	(8,421,179)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(466,141)	(466,141)
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	(3,054,680)	(3,054,680)
Balance, March 31, 2025	385	2,000,290	2,000,290	201	1	26,241,967	26,243	581,599	284,244	106,971,115	145,792	(139,441,785)	(32,014,390)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2023	—	—	—	6,305	7	8,752,510	8,753	3,955	24,999	92,844,478	(152,797)	(112,570,825)	(19,845,385)
Issuance of common shares to adjust for rounding effect of Reverse Split [Note 9]	—	—	—	—	—	20,846	21	—	—	(21)	—	—	—
Issuance of common shares for private placement [Note 9]	—	—	—	—	—	36,897	37	—	—	119,248	—	—	119,285
Issuance of mezzanine equity [Note 9]	330	1,860,554	1,860,554	—	—	—	—	—	—	—	—	—	—
Issuance of warrants for private placement holders [Note 9]	—	—	—	—	—	—	—	—	—	1,137,716	—	—	1,137,716
Issuance of warrants for brokers [Note 9]	—	—	—	—	—	—	—	—	—	141,070	—	—	141,070
Conversion of mezzanine equity into common shares [Note 9]	(65)	(371,634)	(371,634)	—	—	612,062	612	320,321	228,786	353,907	—	—	583,305
Issuance of shares for services [Note 9]	—	—	—	—	—	92,125	92	20,000	15,280	100,755	—	—	116,127
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	1,025,930	—	—	1,025,930
Translation adjustment	—	—	—	—	—	—	—	—	—	—	185,175	—	185,175
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(14,094,283)	(14,094,283)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(834,677)	(834,677)
Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)

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

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. The Company and the Lender have negotiated the terms under which the Company will be allowed to extend the interest-only period and delay the start of principal repayment. The negotiated terms indicate principal repayment of $2.4 million ($600,000 per quarter), during the final two years of the term. A current portion of the term loan of $2,400,000 was reported in the Company’s current liabilities as at March 31, 2025. Prepayment of amounts owing under the Credit Agreement is allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee, along with other fees that may be assessed during the term of the loan. As part of the loan transaction, the Company paid legal and professional costs directly in connection to the debt financing in the amount of $50,000 in cash. Total costs directly in connection to the debt financing in the amount of $193,437 (professional fee $48,484; lender’s origination fee, due diligence fee, and other expenses in the amount of $144,953) were deduced from the gross proceeds in the amount of $12,000,000. The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests by using the proceeds from the loan. Total costs directly in connection to the loan and fair value of warrants was in the amount of $1,042,149. And such costs were accounted for as debt discount and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. During November 2022, unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance. In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants were accounted as part of the debt discount as well as a credit into additional paid-in capital and amortized using the effective interest method.

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

During the three months ended March 31, 2024, the Company issued an additional 110 Series B preferred shares were issued for net proceeds of $925,000. During the three months and year ended March 31, 2025, the Company issued an additional and 220 Series B preferred shares for net proceeds of $ nil and $1,732,532, respectively.

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

On April 1, 2024, Biotricity Inc. (the “Company”) filed an Amended Certificate of Designations of Series B Convertible Preferred Stock (the “Amended Certificate of Designations”) with the Nevada Secretary of State for the Company’s Series B Convertible Preferred Stock setting forth the powers, preferences and relative, participating, optional or other rights of the 600 shares designated by the Company as Series B Convertible Preferred Stock. Each share of Series B Preferred Stock has a stated value of $10,000 per share. The Amended Certificate of Designations removes the provision in the original certificate of designations for the Series B Convertible Preferred Stock filed on September 19, 2023 that provided the holders of the Series B Preferred Stock with the right to vote on an asconverted basis with the Company’s common stock, subject to the beneficial ownership limitation set forth in the Certificate of Designations. The Amended Certificate of Designations provides that except as required by law, the Series B Preferred Stock is nonvoting. All other powers, preferences and relative, participating, optional or other rights of the Series B Preferred Stock remain unchanged.

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

The following table summarizes the stock option activities during the fiscal year ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)

Outstanding at March 31, 2024	1,239,873	$9.39	5.35	$9,705,937
Adjustment for rounding effect of Reverse Split	-	-	-	-
Granted	2,836,176	$0.5	0.02	-
Cancelled	(931,000)	9.32	4.24	-
Expired	(57,582)	$0.56	0.17	-
Forfeited	(19,637)	$0.37	2.34	-
Outstanding at March 31, 2025	3,067,830	$1.14	1.77	$1,078,756
Vested and expected to vest at March 31, 2025*	3,067,830	$1.14	1.77	$1,078,756
Vested and exercisable at March 31, 2025*	2,611,411	$1.17	0.43	$805,181

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of March 31, 2025 and fair value of common stock adjusted.
*	This includes 1,200,000 options granted to employees from the 2023 Equity Incentive Plan, discussed below.

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

10. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	Year ended March 31, 2025	Year ended March 31, 2024
	$	$
Net loss	(8,421,179)	(14,094,283)

Expected income tax recovery	(2,189,707)	(3,664,514)
Non-deductible expenses	1,322,198	882,745
Other temporary differences	(988)	(4,160)
Change in valuation allowance	868,497	2,785,929
	—	—

Deferred tax assets

	As at March 31, 2025	As at March 31, 2024
	$	$
Non-capital loss carry forwards	19,078,653	18,211,344
Other temporary differences	3,803	7,963
Valuation allowance	(19,082,456)	(18,219,307)
	—	—

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

