Form 10-Q
period 2025-06-30
BIOTRICITY INC.
filed 2025-08-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,567,769 shares of Common Stock, $0.001 par value, at August 13, 2025. As at that same date, the Company also has 160,672 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 26,728,441 outstanding voting securities.

BIOTRICITY INC.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets at June 30, 2025 (unaudited) and March 31, 2025 (audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended June 30, 2025 and 2024 (unaudited)	5

Condensed Consolidated Interim Statements of Mezzanine Equity and Stockholders’ Deficiency for the three months ended June 30, 2025 and 2024 (unaudited)	6

Condensed Consolidated Interim Statements of Cash Flows for the three months ended June 30, 2025 and 2024 (unaudited)	8

Notes to the Condensed Consolidated Interim Financial Statements	9

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF JUNE 30, 2025 (unaudited) AND MARCH 31, 2025 (audited)

(Expressed in US Dollars, unless otherwise noted)

	As at June 30, 2025	As at March 31, 2025
	$	$
CURRENT ASSETS
Cash	391,292	365,145
Accounts receivable, net	1,860,715	1,658,772
Inventory [Note 3]	1,783,426	1,555,385
Deposits and other receivables	1,109,107	1,059,990
Total current assets	5,144,540	4,639,292

Deposits and other receivables [Note 10]	109,297	109,297
Long-term accounts receivable	74,188	70,713
Property and equipment [Note 12]	8,111	9,599
Operating right of use assets [Note 10]	701,183	812,053
TOTAL ASSETS	6,037,319	5,640,954

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	7,856,775	7,661,924
Convertible promissory notes and short term loans [Note 5]	10,084,601	9,618,738
Term loan, current	2,400,000	2,400,000
Derivative liabilities [Note 8]	438,162	424,200
Advance from customers	475,575	-
Operating lease obligations, current [Note 10]	551,208	531,286
Total current liabilities	21,806,321	20,636,148

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	12,425,131	12,271,559
Derivative liabilities [Note 8]	1,481,522	1,478,717
Operating lease obligations	252,172	397,830
TOTAL LIABILITIES	36,835,946	35,655,054

MEZZANINE EQUITY
Series B Convertible Redeemable preferred stock, $0.001 and $0.001 par value, 600 and 600 shares authorized as of June 30, 2025 and March 31, 2025, respectively, 385 and 385 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively [Note 9]	2,000,290	2,000,290

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 and $0.001 par value, 9,979,400 and 9,979,400 shares authorized as of June 30, 2025 and March 31, 2025, respectively, 1 and 1 share issued and outstanding as of June 30, 2025 and March 31, 2025 [Note 9]	1	1
Common stock, $0.001 and $0.001 par value, 125,000,000 and 125,000,000 shares authorized as at June 30, 2025 and March 31, 2025, respectively. Issued and outstanding common shares: 26,567,769 and 26,081,295 as at June 30, 2025 and March 31, 2025, respectively, and exchangeable shares of 160,672 and 160,672 outstanding as at June 30, 2025 and March 31, 2025, respectively [Note 9]	26,729	26,243
Shares to be issued 581,599 and 581,599 shares of common stock as at June 30, 2025 and March 31, 2025, respectively) [Note 9]	284,244	284,244
Additional paid-in-capital	106,976,564	106,971,115
Accumulated other comprehensive income	109,623	145,792
Accumulated deficit	(140,196,078)	(139,441,785)
Total stockholders’ deficiency	(32,798,917)	(32,014,390)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY	6,037,319	5,640,954

Commitments and contingencies [Note 11]

Subsequent events [Note 13]

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (unaudited)

(Expressed in US Dollars)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	$	$

REVENUE	3,873,993	3,201,743

Cost of Revenue	757,193	838,575
GROSS PROFIT	3,116,800	2,363,168

OPERATING EXPENSES
Selling, general and administrative expenses	2,138,692	2,966,119
Research and development expenses	696,163	513,895
TOTAL OPERATING EXPENSES	2,834,855	3,480,014
(LOSS) PROFIT FROM OPERATIONS	281,945	(1,116,846)

Interest expense	(850,254)	(768,673)
Accretion and amortization expenses [Note 5,6]	(153,572)	(1,144,728)
Change in fair value of derivative liabilities [Note 8]	(25,200)	(306,862)
Gain (loss) upon convertible promissory notes conversion and redemption [Note 9]	8,433	(127,611)
Other income (expense) [Note 9]	66,671	(229,800)
NET LOSS BEFORE INCOME TAXES	(671,977)	(3,694,520)

Income taxes [Note 3]	—	—
NET LOSS BEFORE DIVIDENDS	(671,977)	(3,694,520)

Preferred Stock Dividends	(82,316)	(199,092)
Deemed Dividends [Note 9]	—	(3,054,680)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(754,293)	(6,948,292)

Translation adjustment	(36,169)	23,583

COMPREHENSIVE LOSS	(790,462)	(6,924,709)

LOSS PER SHARE, BASIC AND DILUTED	(0.029)	(0.490)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,284,734	14,169,441

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (unaudited)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2025	385	2,000,290	2,000,290	201	1	26,241,967	26,243	581,599	284,244	106,971,115	145,792	(139,441,785)	(32,014,390)
Issuance of common shares against preferred shares settlement [Note 9]						486,474	486			(486)			-
Stock based compensation - ESOP [Note 9]										5,935			5,935
Translation adjustment											(36,169)		(36,169)
Net loss before dividends for the period												(671,977)	(671,977)
Preferred stock dividends												(82,316)	(82,316)
Balance, June 30, 2025	385	2,000,290	2,000,290	201	1	26,728,441	26,729	581,599	284,244	106,976,564	109,623	(140,196,078)	(32,798,917)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	165	840,191	840,191										-
Issuance of common shares from shares to be issued [Note 9]						320,321	320	(320,321)	(228,786)	228,466			-
Issuance of common shares from at-the-market transaction [Note 9]						97,811	98			125,129			125,227
Conversion of mezzanine equity into common shares [Note 9]	(25)	(142,908)	(142,908)			345,204	345			231,377			231,722
Conversion of preferred shares into common shares [Note 9]				(6,104)	(6)	8,952,170	8,952			4,925,756			4,934,702
Conversion of convertible notes into common shares [Note 9]						1,344,709	1,345	287,802	311,790	1,895,464			2,208,599
Issuance of shares for services [Note 9]						70,000	70	10,000	7,640	53,410			61,120
Issuance of shares for settlement of accounts payable [Note 9]						1,000,413	1,000			989,408			990,408
Stock based compensation - ESOP [Note 9]										58,978			58,978
Translation adjustment											23,583		23,583
Net loss before dividends for the period												(3,694,520)	(3,694,520)
Preferred stock dividends												(199,092)	(199,092)
Deemed Dividend [Note 9]												(3,054,680)	(3,054,680)
Balance, June 30, 2024	405	2,186,203	2,186,203	201	1	21,645,068	21,645	321,757	359,709	104,231,071	55,961	(134,448,077)	(29,779,690)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

(Expressed in US Dollars)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(671,977)	(3,694,520)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	5,935	58,978
Issuance of shares for services	—	61,120
Accretion and amortization expenses	153,572	1,144,728
Change in fair value of derivative liabilities	25,200	306,862
(Gain) loss upon convertible promissory notes conversion and redemption	(8,433)	376,704
Property and equipment depreciation	1,488	1,488
Non-cash lease expense	110,870	97,577
Changes in operating assets and liabilities:
Accounts receivable, net	(205,418)	(2,819)
Inventory	(228,041)	(33,888)
Deposits and other receivables	(49,117)	(225,789)
Accounts payable and accrued liabilities	492,532	415,319
Net cash used in operating activities	(373,389)	(1,494,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	—	125,221
Issuance of preferred shares, net	—	1,312,532
Proceeds from convertable promissory notes and short term loan	441,623	(557,606)
Preferred Stock Dividend	(5,918)	(11,967)
Net cash provided by (used in) financing activities	435,705	868,180

Net decrease in cash during the period	62,316	(626,060)
Effect of foreign currency translation	(36,169)	(59,269)
Cash, beginning of period	365,145	786,060
Cash, end of period	391,292	100,731

Supplemental disclosure of cash flow information:
Interest paid	724,661	707,412
Taxes	—	—

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with Biotricity’s audited consolidated financial statements for the years ended March 31, 2024 and 2023 and their accompanying notes.

The accompanying unaudited condensed consolidated interim financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts presented in the prior year period have been reclassified to confirm to current period consolidated interim financial statement presentation.

Going Concern, Liquidity and Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company is commercializing its first product ecosystem and is concurrently continuing in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of June 30, 2025, had an accumulated deficit of $140,196,078 (2024: $139,441,785) and a working capital deficiency of $16,661,781 (2024 : $15,996,856). Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated interim financial statements. The condensed consolidated interim financial statements do not include adjustments that might result from the outcome of this uncertainty.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and additional equity and debt capitalization of the Company.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

The Company recognized the following forms of revenue for the three months ended June 30, 2025 and 2024:

	2025	2024
	$	$
Technology fees	3,371,392	3,016,250
Device sales	502,601	185,493
	3,873,993	3,201,743

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

	June 30, 2025	March 31, 2025
	$	$
Raw material	1,015,013	1,225,665
Finished goods	768,413	329,720

	1,783,426	1,555,385

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

When the forecasts indicate that sufficient future taxable income will be available to deduct the temporary differences, a deferred tax asset is recognized for all deductible temporary differences. Changes or differences in underlying estimates or assumptions may result in changes to the current or deferred income tax balances on the consolidated interim balance sheets, a charge or credit to income tax expense included as part of net income (loss) and may result in cash payments or receipts. Judgment includes consideration of the Company’s future cash requirements in its tax jurisdictions. All income, capital and commodity tax filings are subject to audits and reassessments. Changes in interpretations or judgments may result in a change in the Company’s income, capital, or commodity tax provisions in the future. The amount of such a change cannot be reasonably estimated.

●	Incremental borrowing rate for lease

The determination of the Company’s lease obligation and right-of-use asset depends on certain assumptions, which include the selection of the discount rate. The discount rate is set by reference to the Company’s incremental borrowing rate. Significant assumptions are required to be made when determining which borrowing rates to apply in this determination. Changes in the assumptions used may have a significant effect on the Company’s consolidated interim financial statements.

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

As of June 30, 2025 and March 31, 2025, cash balance of US$ 306,176 and US$ 259,478 respectively, were at financial institutions in the United States that were not covered by the United States Deposit Protection Regulation.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

Foreign Currency Translation

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar, and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated interim balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, consolidated interim balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholders’ deficiency. The Company has not, to the date of these condensed consolidated interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Accounts Receivable

Accounts receivable consists of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the consolidated interim balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

Customer Concentration

During the three months ended June 30, 2025, one customer comprised 23% of the total receivable, there was no such concentration risk during the previous three months ended June 30,2024.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$391,392	$391,392	$—	$—
Total assets at fair value	$391,392	$391,392	$—	$—

Liabilities:
Derivative liabilities, short-term	$438,162	$—	$—	$438,162
Derivative liabilities, long-term	1,481,522	—	—	1,481,522
Total liabilities at fair value	$1,919,684	$—	$—	$1,919,684

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Cash	$365,145	$365,145	$—	$—
Total assets at fair value	$365,145	$365,145	$—	$—

Liabilities:
Derivative liabilities, short-term	$424,200	$—	$—	$242,200
Derivative liabilities, long-term	1,478,717	—	—	1,478,717
Total liabilities at fair value	$1,902,917	$—	$—	$1,902,917

There were no transfers between fair value hierarchy levels during the three months ended June 30, 2025 and 2024.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2025 and March 31, 2025, the Company believes there was no impairment of its long-lived assets.

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items Operating right of use assets, Operating lease obligations, current, and Operating lease obligations, long-term in the consolidated interim balance sheet.

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated interim balance sheet and are expensed on a straight-line basis over the lease term in the consolidated interim statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 10 for further discussion.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The Company provides for Federal, State and Provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for consolidated interim financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the consolidated interim statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of April 1, 2017. In doing so, warrants with a down round feature previously treated as derivative liabilities in the consolidated interim balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Series B Convertible Preferred Stock

The Series B convertible preferred stock (“Series B Preferred Stock”) was accounted for as mezzanine equity and the embedded conversion and redemption features was accounted for as derivative liabilities with change in fair value at each reporting period end charged to the consolidated interim statement of operation and comprehensive loss in accordance with ASC 480 and ASC 815.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of June 30, 2025 and 2024.

The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses include non-cash stock-based compensation, depreciation and amortization, and write-off of property and equipment, which are reflected in the Consolidated interim Statements of Cash Flows.

The long-lived assets outside of U.S. are not material as of June 30, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Interim Balance Sheets as of June 30, 2025 and 2024 for total consolidated assets.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

Recently Issued Accounting Pronouncements

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

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems, however there is no new accounting pronouncement for this quarter.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2025	As at March 31, 2025
	$	$
Trade and other payables	4,674,048	4,602,309
Accrued liabilities	3,154,020	3,034,293
Deferred revenue	28,707	25,322
Total	7,856,775	7,661,924

Trade and other payables and accrued liabilities as at June 30, 2025 and March 31, 2025 included $443,566 and $373,744, respectively, due to a shareholder, who is a director and executive of the Company.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

During the three months ended June 30, 2025, and June 30, 2024, the Company recognized discount amortization of $ nil as accretion and amortization expense. As of June 30, 2025, the discount on Series A convertible notes was fully amortized.

As of June 30, 2025, and March 31, 2025, the Company recorded $296,919 and $272,342, respectively, of interest accruals for the Series A Notes.

During the three months ended June 30, 2025, and June 30, 2024, the Company recognized interest expense in the amount of $24,577 and $20,567, respectively, on Series A convertible notes.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

As of June 30, 2025, there were no Series B Notes outstanding

As of June 30, 2025, and March 31, 2025, the Company recorded accrued interest in the amount of $88,881 and $88,881, respectively, related to the Series B Notes.

During the three months ended June 30, 2025, and June 30, 2024, the Company recognized interest expense in the amount of $nil and $219, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

For Series C Notes, “Mandatory Conversion,” the notes would convert into common stock at the applicable “Mandatory Conversion Price”, if either (i) on each of any twenty (20) consecutive Trading Days (the “Measurement Period”) (A) the closing price of the Common Stock on the applicable Trading Market is at least $18.00 per share and (B) the dollar value of average daily trades of the Common Stock on the applicable Trading Market is at least $400,000 per Trading Day; or (ii) upon the closing of a Qualified Financing, provided that the dollar value of average daily trades of the Common Stock on the applicable National Exchange on each of the ten (10) consecutive Trading Days following such closing is at least $400,000 per Trading Day. Mandatory Conversion Price means, in the case of a Mandatory Conversion under situation (i) above, seventy percent (70%) of the VWAP over the Measurement Period, or in the case of a Mandatory Conversion under situation (ii) above, eighty percent (80%) of the gross sale price per share of Common Stock (or conversion or exercise price per share of Common Stock of any Common Stock Equivalents) sold in a Qualified Financing.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

During the three months ended June 30, 2025, and June 30, 2024, the Company recognized discount amortization of $nil and $867,091, respectively, on Series C Notes as accretion and amortization expense. As of June 30, 2025, and March 31, 2025, the remaining unamortized discount on Series C convertible notes was $nil.

During the three months ended June 30, 2025, there were no conversions of convertible notes into common shares or shares to be issued. Accordingly, no debt settlements or related gains/losses upon conversion were recognized during the period.

During the three months ended June 30, 2025, convertible notes with a face value of $25,000 and accrued interest of $6,826, were redeemed for a cash payment of $31,826. The Company recorded a $8,433 gain on redemption related to the conversion, representing the difference between the value of the debt settled and the cash payment value.

As of June 30, 2025, and March 31, 2025, the Company recorded accrued interest in the amount of $53,594 and $53,188, respectively, related to the Series C Notes.

During the three months ended June 30, 2025, and June 30, 2024, the Company recognized interest expense in the amounts of $406 and $36,754, respectively.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

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

During the year ended March 31, 2025, the Company issued $1,985,000 in unsecured convertible promissory notes to private investors; $100,000 of the notes mature on their six-month anniversary of issuance and bear interest of 20%; $710,000 of the notes mature on their twenty four-month anniversary of issuance and bear interest of 10%; and $1,175,000 of the notes mature on their eighteen-month anniversary of issuance and bear no interest; all of the notes have conversion features that require the mutual consent of the investor and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Other Convertible Notes.

During the three months ended June 30, 2025, the Company issued $850,000 in unsecured convertible promissory notes to private investors; $nil of the notes mature on their six-month anniversary of issuance and bear interest of nil%; $500,000 of the notes mature on their twenty four-month anniversary of issuance and bear interest of 12%; $250,000 of the notes mature on their twenty four-month anniversary of issuance and bear 10% interest and $100,000 of the notes mature on their twenty four-month anniversary of issuance and bear 10.5% interest; all of the notes have conversion features except for $200,000 notes, that require the mutual consent of the investor and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Other Convertible Notes. In addition, during the period, the Company repaid in full the $100,000 unsecured convertible promissory note issued in the prior fiscal year that matured on its six-month anniversary, including all accrued interest thereon

As of June 30, 2025, and March 31, 2025, the Company recorded accrued interest in the amount of $28,461 and $36,163, respectively, related to the Preferred Notes.

During the three months ended June 30, 2025 and 2024, the Company recognized interest expense in the amount of $53,803 and $38,513, respectively.

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

As of June 30, 2025, and March 31, 2025, respectively, the discount on Other Convertible Notes was fully amortized.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company is required to make weekly payments of $13,995 ($560,000 in the aggregate). As of June 30, 2025, and March 31, 2025, respectively, the principal was fully repaid and discount for this loan was fully amortized.

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs in the amount of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company is required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of June 30, 2025, the principal was fully repaid and discount for this loan was fully amortized.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of June 30, 2025, and March 31, 2025 the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,620 and $12,723, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three months ended June 30, 2025, and June 30, 2024, the Company recorded interest expense in the amount of $37,397 and $37,397, respectively, related to the promissory note.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. During the year ended March 31, 2025, the obligation to repay the principal balance at the original maturity date was waived for a finance charge of $50,000, which the Company recorded as interest expense in the in the statement of operations. As of June 30, 2025, and March 31, 2025, the amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $nil. During the three months ended June 30, 2025, and June 30, 2024, the Company recognized amortization of discount on this promissory note in the amounts of $ nil, as accretion and amortization expenses. As of June 30, 2025, and March 31, 2025, the Company recorded accrued interest in the amount of $50,000 related to this promissory note.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs in the amount of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds borrowed to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost in the amount of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. During the three months ended June 30, 2025, there was no activity related to the collateralized bridge loan agreement entered into in the prior fiscal year, as the loan was fully repaid during the year ended March 31, 2025. During the three months ended June 30, 2024, net repayments under the agreement amounted to $147,000.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of June 30, 2025, and March 31, 2025 the Company had drawn $1,834,386 and $1,541,797, respectively, in accounts receivable financing and $118,000 and $158,000, respectively, in inventory financing with aggregate principal outstanding of $1,952,386 and $1,699,797, respectively. During the three months ended June 30, 2025, and June 30, 2024 the Company recognized interest expense in the amount of $123,919 and $105,233, respectively. As of June 30, 2025, and March 31, 2025 the Company recorded accrued interest in the amount of $37,775 and $28,052 related to the Revolving Facility.

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs in the amount of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of June 30, 2025, and March 31, 2025, the principal was fully repaid and discount for this loan was fully amortized. No repayments were made during the three months ended June 30, 2025.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue formal interest, but do contain administrative fees in the aggregate of $75,000. One of the notes matures three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 is due. The second note matures six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 is due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of June 30, 2025, no principal or accrued interest was outstanding on the August 2023 Notes, as the notes were fully repaid during the prior fiscal year. No repayments or related expenses were recognized in the three months ended June 30, 2025.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

On December 8, 2023, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $630,000, prior to the deduction of issuance costs in the amount of $15,750. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 44 weeks. The Company is required to make weekly payments of $19,195 ($844,200 in the aggregate). As of June 30, 2025, and March 31, 2025, the amount of principal outstanding under this amended agreement was $nil and $nil, respectively, and the remaining unamortized issuance cost discount was $nil and $nil, respectively.

During February 2024, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $660,504 (the “Principal Amount”). The note has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. As of June 30, 2025, and March 31, 2025, the amount of principal outstanding on the note was $660,932. As of June 30, 2025, and March 31, 2025, accrued interest outstanding on the note was $99,710 and $86,455 respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three months ended June 30, 2025, the Company recognized interest expense in the amount of $13,255 related to the promissory note.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal will accrue interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company will be required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. The Company and the Lender have negotiated the terms under which the Company will be allowed to extend the interest-only period and delay the start of principal repayment. The negotiated terms indicate principal repayment of $2.4 million ($600,000 per quarter), during the final two years of the term. A current portion of the term loan of $2,400,000 was reported in the Company’s current liabilities as at March 31, 2025. Prepayment of amounts owing under the Credit Agreement is allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee in the amount of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee, along with other fees that may be assessed during the term of the loan. As part of the loan transaction, the Company paid legal and professional costs directly in connection to the debt financing in the amount of $50,000 in cash. Total costs directly in connection to the debt financing in the amount of $193,437 (professional fee $48,484; lender’s origination fee, due diligence fee, and other expenses in the amount of $144,953) were deducted from the gross proceeds in the amount of $12,000,000. The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests by using the proceeds from the loan. Total costs directly in connection to the loan and fair value of warrants were $1,042,149. Such costs were accounted for as debt discount and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. During November 2022, unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance. In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants were accounted as part of the debt discount as well as a credit into additional paid-in capital and amortized using the effective interest method.

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

The amortization of such debt discount was included in the accretion and amortization expenses. For the three months ended June 30, 2025 and 2024, the amortization of debt discount expense was $153,572 and $51,831 respectively.

Total interest expense on the term loan for the three months ended June 30, 2025 and 2024 $571,842 and $491,352, respectively. During November 2024, the unpaid interest of $1.5 million was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

The Company had accrued interest payable of $500,526 and $972,008, respectively, as of June 30, 2025 and June 30, 2024.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

As of June 30, 2025 and March 31, 2025, the Company recorded accrued interest of $nil for the EIDL loan.

Interest expense on the above loan was $17,490 and $8,141 for the three months ended June 30, 2025 and June 30, 2024, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the three months ended June 30, 2025 and 2024:

	Fiscal Year 2026	Fiscal Year 2025
	$	$
Derivative liabilities, beginning of period - March 31	1,478,717	1,435,668
New issuance [Note 9]	-	472,341
Change in fair value of derivatives during period – June 30	2,805	300,438
Reduction due to preferred shares converted [Note 9]		(885,073)
Derivative liabilities, end of period	1,481,522	1,323,374

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

The lattice methodology was used to value the derivative components of Series A Preferred Stock, using the following assumptions during the three months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Dividend yield (%)	12	12
Risk-free rate for term (%)	4.1 - 4.3	5 - 5.1
Volatility (%)	116.9 - 194.2	91.2 - 118.3
Remaining terms (Years)	0.17 - 1.25	0.92 - 1.59
Stock price ($ per share)	0.24 - 0.37	0.9 - 1.14

The Monte Carlo simulation methodology was used to value the derivative components of Series B Preferred Stock, using the following assumptions during the three months ended June 30, 2025:

	June 30, 2025	June 30, 2024
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.7 - 4.8	4.7 – 5.1
Volatility (%)	121.7 - 185.8	154.9-182.2
Remaining terms (Years)	0.22 - 2	1.22-2
Stock price ($ per share)	0.24 - 0.9	0.9-1.34

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the three months ended June 30, 2025 and 2024:

	Fiscal Year 2026	Fiscal Year 2025
	$	$

Balance beginning of period – March 31	516,107	991,866
Conversion to common shares	-	(475,616)
Change in fair value of derivative liabilities	22,395	6,416
Convertible note redemption	(8,433)	(6,559)
Balance end of period – June 30	438,162	516,107

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the three months ended June 30, 2025 and 2024, using the following assumptions:

	June 30, 2025	June 30, 2024
Risk-free rate for term (%)	0.1 - 5	5 - 5.2
Volatility (%)	107.6 - 352.4	91.2 - 120.5
Remaining terms (Years)	0.25 - 0.5	0.25 - 0.44
Stock price ($ per share)	0.24 - 0.8	0.9 - 1.45

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

9. STOCKHOLDERS’ DEFICIENCY

(a) Authorized and Issued Stock

As at June 30, 2025, the Company is authorized to issue 125,000,000 (March 31, 2025 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2025 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2025 – 20,000) are designated shares of Series A preferred stock ($0.001 par value) and 600 (March 31, 2025 – 600) are designated shares of Series B preferred stock ($0.001 par value).

At June 30, 2025, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 26,728,441 (March 31, 2025 – 26,241,967) shares; these were comprised of 26,567,769 (March 31, 2025 – 26,081,295) shares of common stock and 160,672 (March 31, 2025 – 160,672) exchangeable shares. At June 30, 2025, there were 201 shares of Series A Preferred Stock issued and outstanding (March 31, 2025 – 201), and 385 shares of Series B Preferred Stock issued and outstanding (March 31, 2025 – 385). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at June 30, 2025 and March 31, 2025.

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of June 30, 2025 and 2024 was 201 and 200, respectively.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

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

During the three months ended March 31, 2024 a further 110 Series B preferred shares were issued for net proceeds of $925,000. During the year ended March 31, 2025, the Company issued a further 220 Series B preferred shares for net proceeds of $1,732,532.

During the three months ended June 30, 2025, no Series B preferred shares were issued, and no related proceeds were received.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

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

On April 1, 2024, the Company filed an Amended Certificate of Designations of Series B Convertible Preferred Stock (the “Amended Certificate of Designations”) with the Nevada Secretary of State. The Amended Certificate of Designations removes the provision in the original certificate of designations for the Series B Convertible Preferred Stock filed on September 19, 2023 that provided the holders of the Series B Preferred Stock with the right to vote on an as converted basis with the Company’s common stock, subject to the beneficial ownership limitation set forth in the Certificate of Designations. The Amended Certificate of Designations provides that except as required by law, the Series B Preferred Stock is nonvoting. All other powers, preferences and relative, participating, optional or other rights of the Series B Preferred Stock remain unchanged.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

The Series B Preferred Stock was accounted for as Mezzanine Equity in accordance with ASC 480 - Distinguishing Liabilities from Equity and the embedded conversion and redemption features was separated from the host instrument and recognized as derivative liabilities with change in fair value at each reporting period end recognized in the consolidated interim statement of operations and comprehensive loss. (Note 8).

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

During the year ended March 31, 2025, 100 Series B preferred shares and dividends accrued thereon were converted into 3,650,361common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $571,629. The Company also reduced the fair value of derivative liabilities related to the shares converted by $351,214 related to the shares converted during the year ended March 31, 2025. The Company recognized corresponding credits to be issued common shares.

During the three months ended June 30, 2025, the Company issued 486,474 common shares to complete the settlement of a Series B preferred share conversion that was initiated and recognized during the year ended March 31, 2025. These issuances were made in accordance with the terms of the original conversion and did not result from a new conversion notice. No Series B preferred share conversions occurred during the three months ended June 30, 2025.

A roll-forward of activity is presented below for the three months ended June 30, 2025:

Fiscal Year 2026
$
Balance beginning of year – March 31	2,000,290
Net proceeds received pursuant to the issuance of preferred shares	-
Recognition of derivative liabilities (Note 8)	-
Conversion into common shares	-
Balance end of year – June 30	2,000,290

(d) Share issuances

Share issuances during the three months ended June 30, 2025

During the three months ended June 30, 2025, the Company issued 486,474 common shares to Series B preferred shareholders, in relation to the settlement of a Series B preferred share conversion that was initiated and recognized during the year ended March 31, 2025.

Share issuances during the three months ended June 30, 2024

The Company issued 320,321 common shares to Series B preferred shareholders in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

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

(e) Shares to be issued

Activity during the three months ended June 30, 2025

None.

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

Warrant exercises and issuances during the three months ended June 30, 2025

None.

Warrant exercises and issuances during the three months ended June 30, 2024

None.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

Warrant activity during the three months ended June 30, 2025 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2025	808,927	1,438,994	868,098	3,116,019
As at June 30, 2025	808,927	1,438,994	868,098	3,116,019

Exercise Price	$0.5 to $22.5	$0.43 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to Dec 2032	October 2027

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

The Plan shall continue in effect until its termination by the board of directors or committee formed by the board; provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date. The maximum number of shares of stock that may be issued under the Plan is 1,241,422 shares ; provided that the maximum number of shares of stock that may be issued under the Plan will automatically increase on January 1 of each year for not more than 10 years from the effective date, so the number of shares that may be issued is an amount no greater than 20% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

During the three months ended June 30, 2025, and June 30, 2024, the Company granted nil and 41,559 stock options and recorded stock-based compensation of $5,935 and $58,978, respectively, under selling, general and administrative expenses with corresponding credit to additional paid in capital.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

As of June 30,2025 Number of Options outstanding were 3,067,830 with the weighted average exercise price of 1.14.

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective three month periods ended June 30:

	June 30, 2025	June 30, 2024
Exercise price ($)	0.43 - 0.43	1.48
Risk free interest rate (%)	4.24 - 4.33	4.33
Expected term (Years)	1.46 - 5.00	5.5-6.5
Expected volatility (%)	113.9% - 142.2	107.7% - 109.8
Expected dividend yield (%)	0.00	0
Fair value of option ($)	1.097 - 1.360	0.689 - 0.733
Expected forfeiture (attrition) rate (%)	0.00	0

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

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

	Fiscal Year 2025	Fiscal Year 2024
Right of Use Asset	$	$
Beginning balance at March 31	812,053	1,221,593
Amortization	(110,870)	(97,577)
Ending balance at June 30	701,183	1,124,016

	2025	2024
Lease Liability	$	$
Beginning balance at March 31	929,116	1,386,486
Repayment and interest accretion, net	(125,736)	(108,080)
Ending balance at June 30	803,380	1,278,406

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

	June 30, 2025	March 31, 2025
Lease Liability	$	$
Current portion of operating lease liability	551,208	531,286
Noncurrent portion of operating lease liability	252,172	397,830

The operating lease expense was $159,702 for the three months ended June 30, 2025(2024: $148,885) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $149,698 and $145,338 during the three months ended June 30, 2025 and June 30, 2024, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at June 30, 2025:

Calendar year	$
2025	600,288
2026	565,359
2027	-
Total undiscounted lease liability	1,165,647
Less imputed interest	(362,267)
Total	803,380

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at June 30, 2025 or March 31, 2025 and, consequently, no provision for such has been recognized in the condensed consolidated interim financial statements.

12. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the three months ended June 30, 2025, and June 30, 2024. The Company recognized depreciation expense for these assets in the amount of $1,488 and $1,488, respectively, during the three months ended June 30, 2025 and 2024.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2025	16,839	12,928	29,767
Balance at June 30, 2025	16,839	12,928	29,767

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025 (Unaudited)

(Expressed in US dollars)

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2025	11,409	8,759	20,168
Depreciation for the period	842	646	1,488
Disposals	-	-	-
Balance at June 30, 2025	12,251	9,405	21,656

Net book value
Balance at March 31, 2025	5,430	4,169	9,599
Balance at June 30, 2025	4,588	3,523	8,111

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from July 1 to August 14, 2025, the date the condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●	The Company issued $694,197 in convertible notes, with a term of 24 months and interest rates between 10 and 15%; the Company concurrently used these proceeds to redeem $500,000 in convertible notes that were redeemed at the end of their term.

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

We developed our Bioflux® (“Bioflux”) COM technology, which has received clearance from the U.S. Food and Drug Administration (“FDA”), comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, to assess, establish and develop sales processes and market dynamics. Full market release of the Bioflux device for commercialization occurred in April 2019. The fiscal year ended March 31, 2021 marked our first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, we commenced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance our ecosystem, in 2022, we launched our Biocore Cardiac Monitoring Device (“Biocore”, previously branded as Biotres), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. We have since expanded our sales efforts to 35 states, and intend to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our technological and clinical advantage combined with our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for us, and enables a more efficient market penetration and distribution strategy.

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

The COVID-19 pandemic has highlighted the importance of telemedicine and remote patient monitoring technologies. We continue to develop a telemedicine platform, with capabilities of real-time streaming of medical devices. Telemedicine offers patients the ability to communicate directly with their health care providers without the need of leaving their home. Telemedicine aligns with our technology platform and facilitates remote visits and remote prescriptions for cardiac diagnostics; it can also serve as a means of establishing referral and other synergies across the network of doctors and patients that use the technologies we are building within the Biotricity ecosystem. We intend to continue to provide improved care to patients that may otherwise elect not to go to medical facilities and continue to provide economic benefits and cost savings to healthcare service providers and payers that reimburse. Our goal is to position ourselves as an all-in-one cardiac diagnostic and disease management solution. We continue to grow our data set of billions of patient heartbeats, allowing us to further develop our predictive capabilities relative to atrial fibrillation and arrythmias.

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

We are also developing several other ancillary technologies, which will require further FDA clearances, which we anticipate applying for within the next twelve months. Among these are:

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

We have also strengthened relationships with Amazon and Google. The healthcare AI market opportunity is projected to grow to $208.2 billion by 2030 according to Grand View Research. We have already established a strong foothold, having built a powerful proprietary cardiac AI model that combines Google’s TensorFlow, AWS infrastructure, big data and a continuous learning engine. This combination allows us to rapidly improve our cardiac technology. In the near future, we believe the capabilities of our cardiac AI model will allow us to support healthcare professionals in handling exponentially more patients while identifying the most critical data. This will enable healthcare workers to elevate the quality of care while serving a larger number of patients. As growing patient numbers further stress the shortage of healthcare professionals, our technology could help alleviate this pressing issue. We have engineered our technology to not only improve patient care and outcomes, but to do so in a manner that supports more patients. This has led to increasing sales of our remote cardiac monitoring devices and the ramp-up of our subscription-based service, increasing our recurring revenue over the past few quarters.

From a market perspective, increasing interest and demand continue to drive the adoption of our suite of products, which are focused on chronic cardiac disease prevention and management. Our efforts in commercialization and development have yielded tremendous progress in remote monitoring solutions for diagnostic and post-diagnostic products.

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024.

	For the 3 months ended June 30,
	2025	2024	Period to Period Change
Revenue	$3,873,993	$3,201,743	$672,250
Cost of revenue	757,193	838,575	81,382
Gross profit	3,116,800	2,363,168	753,632
Gross Margin	80.5%	73.8%	6.6%

Operating expenses:
Selling, general and administrative	2,138,692	2,966,119	(827,427)
Research and development	696,163	513,895	182,268
Total operating expenses	2,834,855	3,480,014	(645,159)
Profit (Loss) from operations	281,945	(1,116,846)	1,398,791

Interest expense	(850,254)	(768,673)	(81,581)
Accretion and amortization expenses	(153,572)	(1,144,728)	991,156
Change in fair value of derivative liabilities	(25,200)	(306,862)	281,662
Gain (loss) upon convertible promissory note conversion and redemption	8,433	(127,611)	136,044
Other income	66,671	(229,800)	296,471
Net loss before income taxes	(671,977)	(3,694,520)	3,022,543
Income taxes	—	—	—
Net loss before dividends	$(671,977)	$(3,694,520)	$3,022,543

This is the first quarter in the Company’s history that it has reported positive profit from operations, before deducting various costs of capital such as interest and dividends.

Net loss before dividends for the three months ended June 30, 2025, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

To increase the penetration of our sales activities and expand our geographic footprint, we actively sell into 31 U.S. states as of June 30, 2025. The Company earned combined device sales and technology fee income of $3.9 million during the three months ended June 30, 2025 – 21% growth in revenue over the $0.7 million earned in the prior year comparable quarter.

Technology fee revenue increased to $3.4 million during the three months ended June 30, 2025, which is a 12% increase over the corresponding three-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 13% of our total revenue, or $503 thousand for the three-month period ended June 30, 2025. Gross profit percentage was 80.5% for the three months ended June 30, 2025, as compared to 73.8% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given consistent gross margin on technology fees of approximately 81.3%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 87% of total revenue for the three-month period ended June 30, 2025.

Operating Expenses

Total operating expenses for the three months ended June 30, 2025, were $2.8 million as compared to $3.5 million for the three months ended June 30, 2024. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2025 was $2.1 million, compared to approximately $3.0 million during the three months ended June 30, 2024 – a 28% reduction. The reduction was a result of increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the three months ended June 30, 2025 we recorded research and development expenses of $0.7 million, compared to $0.5 million incurred for three months ended June 30, 2024. The research and development activity related to both existing and new products. The increase in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended June 30, 2025 and 2024, we incurred interest expenses of $0.85 million and $0.77 million, respectively. The increase in interest expense during the current period was the result of an increase in borrowings when compared to the prior year period.

Accretion and amortization expenses

For the three months ended June 30, 2025 and 2024, we incurred accretion expenses of $0.2 million and $1.1 million, respectively. The expense for the quarter decreased due to full amortization of Convertible Notes Series C.

Change in fair value of derivative liabilities

For the three months ended June 30, 2025 and 2024, we recognized a loss of $25 thousand versus a gain of $307 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Loss upon convertible promissory notes conversion

During the three months ended June 30, 2025 and 2024, we recorded a gain of $8 thousand versus a loss of $128 thousand, respectively, related to the redemption and conversion of our convertible promissory notes. The change of gain or loss upon conversion upon convertible notes conversion was largely the result of increased volumes of conversions in the current quarter as compared to comparable quarter in the prior year.

Other income (expense)

During the three months ended June 30, 2025, we recognized $67 thousand in net other income, which consisted of processing fees and late payment charges. During the three months ended June 30, 2024, we recognized $230 thousand in net other expense attributed to financing component provisions contained in our revenue contracts.

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

This is the first quarter in the Company’s history that it has reported positive EBITDA. The Company reported EBITDA of $0.33 million for the three months ended June 30, 2025, compared to negative $1.8 million in the corresponding period of the prior year.

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

Management considers the EBITDA and adjusted EBITDA measures for the three month period ended June 30, 2025, which improved by 119% and 127%, respectively, when compared to the corresponding prior year period, to be indicators of the Company’s progress towards breakeven profitability as well as improvement towards operating cash-flow break-even.

EBITDA and Adjusted EBITDA

	3 months ended June 30, 2025	3 months ended June 30, 2024
	$	$
Net loss attributable to common stockholders	(754,293)	(6,948,292)
Add:
Provision for income taxes	—	—
Interest expense	850,254	768,673
Accretion and amortization expenses	153,572	1,144,728
Depreciation	1,488	1,488
Preferred stock dividends (2)	82,316	3,253,772
EBITDA	333,337	(1,779,631)

Add (Less)
Share based compensation (1)	5,935	58,978
Other (income)/loss (3)	(66,671)	229,800
(Gain) loss upon convertible promissory notes conversion and redemption (3)	(8,433)	127,611
Fair value change on derivative liabilities (3)	25,200	306,862
Adjusted EBITDA	289,368	(1,056,380)

Weighted average number of common shares outstanding	26,284,734	14,169,441

Adjusted Earnings (Loss) per Share, Basic and Diluted	0.011	(0.075)

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a loss of $36 thousand versus a gain of $24 thousand for the three months ended June 30, 2025 and 2024, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2025 and 2024, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditure may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

During period three months ended March 31 , 2025, the Company also raised additional funding from private investors in the amount of $337 thousand in the form of promissory notes and convertible promissory notes.

On June 30, 2025, we had cash deposits in the aggregate of approximately $0.4 million.

This is the fourth consecutive three-month period in which the Company has reported positive Free Cash Flow, which is defined as the operating cash flow generated by the Company that is available to pay for dividend and interest obligations. Free Cash Flow is a non-generally accepted accounting principle (“non-GAAP”) measure that represents the cash that the Company generates from its operations after deducting cash used on operating expenses and any capital asset spending. Unlike other accounting measures such as earnings or net income, this measure of profitability excludes non-cash expenses, but includes spending on capital assets and changes in working capital on the Company’s Balance Sheet. This is a key measure that management and investors use to evaluate progress towards Company profitability.

	3 months ended June 30, 2025	3 months ended June 30, 2024
	$	$
Net cash used in operating activities	(373,389)	(1,494,240)
Add:
Interest expense	850,254	768,673
Less:
Investment in capital assets	-	-
Free Cash Flows	476,865	(725,567)

Weighted average number of common shares outstanding	26,284,734	14,169,441

Free Cash Flow per Share, Basic and Diluted	0.018	(0.051)

The Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations at least for a period of one year from the date of these consolidated interim financial statements.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(373,389)	$(1,494,240)
Net cash used in investing activities	—	—
Net cash provided by financing activities	435,705	868,180
Net Increase (decrease) in cash	$62,316	$(626,060)

Net Cash Used in Operating Activities

During the three months ended June 30, 2025, we used cash in operating activities in the amount of $0.37 million. compared to $1.5million for the corresponding prior year period The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil and Nil during the three months ended June 30, 2025 and 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.44 million as compared to net cash used of $0.9 million during the three months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025, the net cash provided by financing activities was primarily due to the proceeds from convertible promissory notes and short term loan, in the amount of $0.442 million.

Critical Accounting Estimates

Our consolidated interim financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2025 Form 10-K/A filed on July 18, 2025.

During the three months ended June 30, 2025, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K/A filed on July 18, 2025.

Recent Accounting Pronouncements

Refer to Note 3— Summary of Significant Accounting Policies to our condensed consolidated interim financial statements included elsewhere in this report for a discussion of recently issued accounting pronouncements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2025.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

