Form 10-Q
period 2025-09-30
BIOTRICITY INC.
filed 2025-11-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,797,711 shares of Common Stock, $0.001 par value, at November 13, 2025. As at that same date, the Company also has 160,672 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 27,958,383 outstanding voting securities.

BIOTRICITY INC.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets at September 30, 2025 (unaudited) and March 31, 2025 (audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2025 and 2024 (unaudited)	5

Condensed Consolidated Interim Statements of Mezzanine Equity and Stockholders’ Deficiency for the three and six months ended September 30, 2025 and 2024 (unaudited)	6

Condensed Consolidated Interim Statements of Cash Flows for the three and six months ended September 30, 2025 and 2024 (unaudited)	8

Notes to the Condensed Consolidated Interim Financial Statements	9

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 (unaudited) AND MARCH 31, 2025 (audited)

(Expressed in US Dollars, unless otherwise noted)

	As at September 30, 2025	As at March 31, 2025
	$	$
CURRENT ASSETS
Cash	308,460	365,145
Accounts receivable, net	2,099,065	1,658,772
Inventory [Note 3]	2,256,289	1,555,385
Deposits and other receivables	872,420	1,059,990
Total current assets	5,536,234	4,639,292

Deposits and other receivables [Note 12]	109,297	109,297
Long-term accounts receivable	83,939	70,713
Property and equipment [Note 13]	6,622	9,599
Operating right of use assets [Note 12]	586,680	812,053
TOTAL ASSETS	6,322,772	5,640,954

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	7,908,201	7,661,924
Convertible promissory notes and short term loans [Note 5]	10,394,614	9,618,738
Term loan, current	2,400,000	2,400,000
Derivative liabilities [Note 8]	443,583	424,200
Advance from customers	1,895,920	—
Operating lease obligations, current [Note 10]	571,706	531,286
Total current liabilities	23,614,024	20,636,148

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	12,015,626	12,271,559
Derivative liabilities [Note 8]	1,382,103	1,478,717
Operating lease obligations	102,307	397,830
TOTAL LIABILITIES	37,984,860	35,655,054

Mezzanine Equity
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 shares authorized as of September 30, 2025 and March 31, 2025, respectively, 360 and 385 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively [Note 9]	1,750,290	2,000,290

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 9,979,400 shares authorized as of September 30, 2025 and March 31, 2025, respectively, 1 share Special Voting Preferred Stock issued and outstanding as of September 30, 2025 and March 31, 2025 [Note 9]	1	1
Series A Preferred stock, $0.001 par value, 20,000 shares authorized as at September 30, 2025 and March 31, 2025, respectively, 201 and 201 shares issued and outstanding as at September 30, 2025 and as at March 31, 2025, respectively [Note 9]	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as at September 30, 2025 and March 31, 2025, respectively. Issued and outstanding common shares: 26,791,608 and 26,081,295 as at September 30, 2025 and March 31, 2025, respectively, and exchangeable shares of 160,672 outstanding as at September 30, 2025 and March 31, 2025, respectively [Note 9]	26,953	26,243
Shares to be issued 581,599 and 324,276 shares of common stock as at September 30, 2025 and March 31, 2025, respectively [Note 9]	284,244	284,244
Additional paid-in-capital	107,278,101	107,123,300
Accumulated other comprehensive loss	(33,276)	(6,393)
Accumulated deficit	(140,968,401)	(139,441,785)
Total stockholders’ equity (deficiency)	(33,412,378)	(32,014,390)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIENCY	6,322,772	5,640,954

Commitments and contingencies [Note 11]

Subsequent events [Note 13]

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (unaudited)

(Expressed in US Dollars)

	6 Months Ended September 30, 2025	6 Months Ended September 30, 2024	3 Months Ended September 30, 2025	3 Months Ended September 30, 2024
	$	$	$	$

REVENUE	7,759,788	6,468,589	3,885,795	3,266,846

Cost of Revenue	1,461,490	1,646,247	704,297	807,672
GROSS PROFIT	6,298,298	4,822,342	3,181,498	2,459,174

EXPENSES
Selling, general and administrative expenses	4,443,573	5,214,983	2,304,881	2,248,864
Research and development expenses	1,298,961	1,031,877	602,798	517,982
TOTAL OPERATING EXPENSES	5,742,534	6,246,860	2,907,679	2,766,846
PROFIT (LOSS) FROM OPERATIONS	555,764	(1,424,518)	273,819	(307,672)

Other income/(expense) [Note 3]	173,270	(193,486)	106,599	36,314
Interest expense	(1,710,673)	(1,520,748)	(860,419)	(752,075)
Gain/(Loss) upon convertible promissory notes conversion and redemption [Note 8]	8,433	(132,301)	—	(4,690)
Accretion and amortization expenses	(355,713)	(1,484,616)	(202,141)	(339,888)
Change in fair value of derivative liabilities [Note 8]	(33,971)	(500,619)	(8,771)	(193,757)
NET LOSS BEFORE INCOME TAXES	(1,362,890)	(5,256,288)	(690,913)	(1,561,768)

Income taxes	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(1,362,890)	(5,256,288)	(690,913)	(1,561,768)

Preferred Stock Dividends	(163,726)	(290,353)	(81,410)	(91,261)
Deemed Dividend	—	(3,054,680)	—	—
Accretion to Series B Preferred Shares
NET LOSS ATTRIBUTABLE TO COMMON STOCKLHOLDERS	(1,526,616)	(8,601,321)	(772,323)	(1,653,029)

Translation adjustment	(26,883)	(105,793)	9,286	(129,376)

COMPREHENSIVE LOSS	(1,553,499)	(8,707,114)	(763,037)	(1,782,405)

LOSS PER SHARE, BASIC AND DILUTED	(0.057)	(0.469)	(0.029)	(0.073)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,767,370	18,354,277	26,767,370	22,493,626

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (unaudited)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, June 30, 2025	385	2,000,290	2,000,290	201	1	26,728,441	26,729	581,599	284,244	107,128,749	(42,562)	(140,196,078)	(32,798,917)
Conversion of mezzanine equity into common shares [Note 9]	(25)	(250,000)	(250,000)	—	—	223,839	224	—	—	143,351	—	—	143,575
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	6,001	—	—	6,001
Translation adjustment	—	—	—	—	—	—	—	—	—	—	9,286	—	9,286
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(690,913)	(690,913)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(81,410)	(81,410)
Balance, September 30, 2025	360	1,750,290	1,750,290	201	1	26,952,280	26,953	581,599	284,244	107,278,101	(33,276)	(140,968,401)	(33,412,378)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2025	385	2,000,290	2,000,290	201	1	26,241,967	26,243	581,599	284,244	107,123,300	(6,393)	(139,441,785)	(32,014,390)
Conversion of mezzanine equity into common shares [Note 9]	(25)	(250,000)	(250,000)	—	—	710,313	710	—	—	142,865	—	—	143,575
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	11,936	—	—	11,936
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(26,883)	—	(26,883)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(1,362,890)	(1,362,890)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(163,726)	(163,726)
Balance, September 30, 2025	360	1,750,290	1,750,290	201	1	26,952,280	26,953	581,599	284,244	107,278,101	(33,276)	(140,968,401)	(33,412,378)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, June 30, 2024	405	2,186,203	2,186,203	201	1	21,645,068	21,645	321,757	359,709	104,231,071	55,961	(134,448,077)	(29,779,690)
Issuance of mezzanine equity [Note 9]	55	242,809	242,809										-
Issuance of common shares from shares to be issued [Note 9]						287,802	288	(287,802)	(311,790)	311,502			-
Conversion of mezzanine equity into common shares [Note 9]	(25)	(142,907)	(142,907)			1,091,063	1,091			242,666			243,757
Conversion of convertible notes into common shares [Note 9]								121,043	74,618				74,618
Issuance of shares for services [Note 9]								40,000	20,000				20,000
Stock based compensation - ESOP [Note 9]										56,885			56,885
Translation adjustment											(129,376)		(129,376)
Net loss before dividends for the period												(1,561,768)	(1,561,768)
Preferred stock dividends												(91,261)	(91,261)
Balance, September 30, 2024	435	2,286,105	2,286,105	201	1	23,023,933	23,024	194,998	142,537	104,842,124	(73,415)	(136,101,106)	(31,166,835)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	220	1,082,999	1,082,999										-
Issuance of common shares from shares to be issued [Note 9]						608,123	608	(608,123)	(540,576)	539,968			-
Issuance of common shares from at-the-market transaction [Note 9]						97,811	98			125,129			125,227
Conversion of mezzanine equity into common shares [Note 9]	(50)	(285,814)	(285,814)			1,436,267	1,436			474,043			475,479
Conversion of preferred shares into common shares [Note 9]				(6,104)	(6)	8,952,170	8,952			4,925,756			4,934,702
Conversion of convertible notes into common shares [Note 9]						1,344,709	1,345	408,845	386,408	1,895,464			2,283,217
Issuance of shares for services [Note 9]						70,000	70	50,000	27,640	53,410			81,120
Issuance of shares for settlement of accounts payable [Note 9]						1,000,413	1,000			989,408			990,408
Stock based compensation - ESOP [Note 9]										115,863			115,863
Translation adjustment											(105,793)		(105,793)
Net loss before dividends for the period												(5,256,288)	(5,256,288)
Preferred stock dividends												(290,353)	(290,353)
Deemed Dividend [Note 9]												(3,054,680)	(3,054,680)
Balance, September 30, 2024	435	2,286,105	2,286,105	201	1	23,023,933	23,024	194,998	142,537	104,842,124	(73,415)	(136,101,106)	(31,166,835)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

(Expressed in US Dollars)

	Six Months ended September 30, 2025	Six Months ended September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,362,890)	(5,256,288)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	11,936	115,863
Issuance of shares for services	—	81,120
Accretion and amortization expenses	355,713	1,484,616
Change in fair value of derivative liabilities	33,971	500,619
Loss (Gain) on debt conversion and redemption	(8,433)	132,300
Property, plant and equipment depreciation	2,977	2,977
Non cash lease expense	225,373	198,275

Changes in operating assets and liabilities:
Accounts receivable, net	(453,519)	39,873
Inventory	(700,904)	61,841
Deposits and other receivables	187,570	(265,190)
Advance from Customers	1,895,920	—
Accounts payable and accrued liabilities	(145,473)	1,012,695
Net cash generated (used) in operating activities	42,241	(1,891,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Not shown on actual cash flow statement
property, plant and equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	—	125,221
Issuance of preferred shares, net	—	1,732,532
Redemption of preferred shares	(200,000)	—
Proceeds from (repayment to) convertible debentures, net	—	624,658
Proceeds from (repayment to) short term loan and promissory notes, net	739,990	(1,125,116)
Term Loan, net	(600,000)	—
Preferred Stock Dividend	(12,033)	(18,016)
Net cash provided (used) in financing activities	(72,043)	1,339,279

Effect of foreign currency translation	(26,883)	(60,770)
Net increase (decrease) in cash during the period	(29,802)	(552,020)
Cash, beginning of period	365,145	786,060
Cash, end of period	308,460	173,270

Supplemental disclosure of cash flow information:
Cash paid for interest	1,683,697	1,235,256
Cash paid for taxes	—	—

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with Biotricity’s audited consolidated financial statements for the years ended March 31, 2025 and 2024 and their accompanying notes.

The accompanying unaudited condensed consolidated interim financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. The Company’s fiscal year-end is March 31.

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

Going Concern, Liquidity and Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company is commercializing its first product ecosystem and is concurrently continuing in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of September 30, 2025, had an accumulated deficit of $140,968,401 (March 31, 2025 – $139,441,785) and a working capital deficiency of $18,077,790 (March 31, 2025 – $15,996,856). Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated interim financial statements. The condensed consolidated interim financial statements do not include adjustments that might result from the outcome of this uncertainty.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on April 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by applying the following core principles – (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

The Company recognized the following forms of revenue for the three and six months ended September 30, 2025, and 2024:

	Three months ended September 30		Six months ended September 30
	2025	2024	2025	2024
	$	$	$	$
Technology fees	3,511,454	3,064,814	6,882,846	6,081,064
Device sales	374,341	202,032	876,942	387,525
	3,885,795	3,266,846	7,759,788	6,468,589

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

	September 30, 2025	March 31, 2025
	$	$
Raw material	1,019,042	1,225,665
Finished goods	1,237,247	329,720

	2,256,289	1,555,385

Significant accounting estimates and assumptions

The preparation of the condensed consolidated financial statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The estimates and related assumptions are based on previous experiences and other factors we consider reasonable under the circumstances, the results of which form the basis for making the assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

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

Determining the appropriate functional currencies for entities that comprise the consolidated Company requires analysis of various factors, including the currencies and country-specific factors that influence labor, materials, and other operating expenses.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

Advance from Customers

The Company receives advance payments from customers primarily for the sale of its medical devices. These advances represent consideration received prior to the transfer of control of the goods to the customer and are recorded as Advances from Customers on the balance sheet. These advances are unsecured, non-interest bearing, and have no specific terms or conditions attached.

Cash

Cash includes cash on hand and balances with banks.

As of September 30, 2025 and March 31, 2025, cash balances of $245,148 and $259,478 respectively, were at financial institutions in the United States that were not covered by the United States Deposit Protection Regulation.

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

Accounts Receivable

Accounts receivable consists of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the consolidated interim balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that we believe to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

Customer Concentration

During six months ended September 30, 2025, two customers comprised 23% and 20% of the total receivable, there was no such concentration risk during the three and six months ended September 30, 2024.

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Total assets at fair value	$—	—	$—	$—

Liabilities:
Derivative liabilities, short-term	$443,583	$—	$—	$443,583
Derivative liabilities, long-term	1,382,103	—	—	1,382,103
Total liabilities at fair value	$1,825,686	$—	$—	$1,825,686

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivative liabilities, short-term	$424,200	$—	$—	$424,200
Derivative liabilities, long-term	1,478,717	—	—	1,478,717
Total liabilities at fair value	$1,902,917	$—	$—	$1,902,917

There were no transfers between fair value hierarchy levels during the six months ended September 30, 2025, and 2024.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2025 and March 31, 2025, the Company believes there was no impairment of its long-lived assets.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of September 30, 2025 and 2024.

The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses include non-cash stock-based compensation, depreciation and amortization, and write-off of property and equipment, which are reflected in the Consolidated interim Statements of Cash Flows.

The long-lived assets outside of U.S. are not material as of September 30, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Interim Balance Sheets as of September 30, 2025 and 2024 for total consolidated assets.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at September 30, 2025	As at March 31, 2025
	$	$
Trade and other payables	4,736,678	4,602,309
Accrued liabilities	3,137,985	3,034,293
Deferred revenue	33,538	25,322
Total	7,908,201	7,661,924

Trade and other payables and accrued liabilities as at September 30, 2025 and March 31, 2025 included $417,085 and $373,744, respectively, due to a shareholder, who is a director and executive of the Company.

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

Series A Convertible Promissory Notes:

During the year ended March 31, 2021, the Company issued $11,275,500 (face value) in two series of convertible promissory notes (the “Series A Notes”) sold under subscription agreements to accredited investors. The Series A Notes had a maturity date of one year from the final closing date of the offering and accrue interest at 12% per annum.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

For the first series of Series A Notes, commencing six months following the issuance date, and at any time thereafter (provided the holder has not received notice of the Company’s intent to prepay the note), at the sole election of the holder, any amount of the outstanding principal and accrued interest of this note (the “Outstanding Balance”) could be converted into that number of shares of common stock equal to: (i) the Outstanding Balance divided by (ii) a conversion price equal to 75% of the volume weighted average price of the common stock for the 5 trading days prior to the Conversion Date.

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

The Company was also obligated to issue warrants to the placement agent that have a 10-year term and cover 12% of funds raised for $8,925,550 (face value) of the notes (first series) and 2.5% of funds raised for the remaining $2,350,000 (face value) of notes (second series), with an exercise price that is 120% of the 20-day volume weighted average price of the Company’s common shares at the time final closing. On final closing, which occurred on January 8, 2021, the warrants’ exercise price was $6.36 per share.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

For the Series A Notes, The Company recognized debt issuance costs of $2,301,854 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series A Notes. The Company also recognized initial debt discount of $8,088,003 and accreted the interest over the remaining lives of those notes. The debt issuance costs were fully amortized by March 31, 2022.

On December 30, 2022, the Company exchanged $500,000 of Series A Notes along with outstanding interest accrual of $121,500 into a new convertible note with the same note holder. The new convertible note has principal of $621,500, stated interest rate of 12% per annum, as well as option to convert outstanding principal and accrued interest at the conversion price, calculated at 75% multiplied by the average of the three lowest closing prices during the previous ten trading days prior to the receipt of the conversion notice. The new convertible note matured on December 30, 2023.

During the year ended March 31, 2025, all of the Series A notes had been converted into common shares, with the exception of notes held by two investors, with a remaining face value of $821,000.

During the year ended March 31, 2025, the Company recognized discount amortization of $nil (2024: $49,393) as accretion and amortization expense. As of March 31, 2024, the discount on Series A convertible notes was fully amortized.

As of March 31, 2025, and March 31, 2024, the Company recorded $272,342 and $173,762, respectively, of interest accruals for the Series A Notes.

During the years ended March 31, 2025, and March 31, 2024, the Company recognized interest expense of $98,580 and $98,850, respectively.

During the three and six months ended September 30, 2025, and September 30, 2024, the Company recognized discount amortization of $nil and $nil as accretion and amortization expense. As of September 30, 2025, the discount on Series A convertible notes was fully amortized.

As of September 30, 2025, and March 31, 2025, the Company recorded $321,767 and $272,342, respectively, of interest accruals for the Series A Notes.

During the three and six months ended September 30, 2025, the Company recognized interest expense of $24,848 and $49,425, respectively, on Series A convertible notes. During the three and six months ended September 30, 2024, the Company recognized interest expense of $24,848 and $49,425, respectively, on Series A convertible notes.

Series B Convertible Notes

During the year ended March 31, 2021, the Company also issued $1,312,500 (face value) of convertible promissory notes (“Series B Notes”) to various accredited investors.

Commencing six months following the issuance date, and at any time thereafter, subject to the Company’s conversion buyout clause, at the election of the holder, any amount of the outstanding principal and accrued interest of the note (the “outstanding balance”) could be converted into that number of shares of common stock equal to: (i) the outstanding balance divided by (ii) the conversion price equal to seventy-five percent (75%) multiplied by the average of the three (3) lowest closing prices during the previous ten (10) trading days prior to the receipt of the conversion notice.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

The Series B Notes would automatically convert into common stock upon a merger, consolidation, exchange of shares, recapitalization, reorganization, as a result of which the Company’s common stock shall be changed into another class or classes of stock of the Company or another entity, or in the case of the sale of all or substantially all of the assets of the Company other than a complete liquidation of the Company. Within the first 180 days after the issuance date, the Company may, at its discretion, redeem the notes for 115% of their face value plus accrued interest. The Company issued warrants that accompanied the convertible notes and provide 50% warrant coverage. The warrants have a 3-year term from date of issuance and an exercise price that is $6.36 per share for 100,000 warrants and $9.00 per share for 35,417 warrants.

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

The Company recognized debt issuance costs of $10,000 and treated these as a deduction from the convertible note liabilities directly, as a contra-liability, and amortized the debt issuance cost over the term of the Series B Notes. The Company recognized initial debt discount of $1,312,500 and accreted the interest over the remaining lives of those notes. The debt issuance costs were fully amortized by March 31, 2022.

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

As of September 30, 2025, there were no Series B Notes outstanding

As of September 30, 2025, and March 31, 2025, the Company recorded accrued interest of $88,881 and $88,881, respectively, related to the Series B Notes.

During the three and six months ended September 30, 2025, the Company recognized interest expense of $nil and $nil, respectively. During the three and six months ended September 30, 2024, the Company recognized interest expense of $59 and $279, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

Series C Convertible Notes

The Company has issued Series C Notes in total of $1,812,700 (face value) by March 31, 2024, with net proceeds of $1,100,430 after payment of the relevant financing related fees.

The Series C Notes were sold under subscription agreements to accredited investors. The Series C Notes had a maturity date of one year from the final closing date of the offering and accrue interest at 15% per annum.

Commencing six months following the issuance date of the Series C Notes, at the election of the holder, any amount of the outstanding principal and accrued interest could be converted into that number of shares of common stock equal to: the conversion amount divided by the “Optional Conversion Price”, which is defined as lower of (i) seventy-five percent (75%) of the VWAP for the five (5) trading days prior to the conversion date, or (ii) eighty percent (80%) of the gross sale price per share of common stock (or conversion or exercise price per share of common stock of any common stock equivalents) sold in a Qualified Financing (as defined therein).

Upon a “Mandatory Conversion,” the Series C Notes would convert into common stock at the applicable “Mandatory Conversion Price”, if either (i) on each of any twenty (20) consecutive trading days (the “Measurement Period”) (A) the closing price of the common stock on the applicable trading market is at least $18.00 per share and (B) the dollar value of average daily trades of the common stock on the applicable trading market is at least $400,000 per trading day; or (ii) upon the closing of a Qualified Financing, provided that the dollar value of average daily trades of the common stock on the applicable exchange on each of the ten (10) consecutive trading days following such closing is at least $400,000 per trading day. Mandatory Conversion Price means, in the case of a Mandatory Conversion under situation (i) above, seventy percent (70%) of the VWAP over the Measurement Period, or in the case of a Mandatory Conversion under situation (ii) above, eighty percent (80%) of the gross sale price per share of common stock (or conversion or exercise price per share of common stock of any common stock equivalents) sold in a Qualified Financing.

The Company issued warrants that accompanied the convertible notes and provide 100% warrant coverage. The warrants have a 4-year term from date of issuance and an exercise price that is 200% of the 5-day volume weighted average price of the Company’s common shares at the time of final closing.

The Company paid the placement agent of the first series of Series C Notes a 10% cash fee for the face value of the notes.

The Company issued warrants to the placement agent that have a 10-year term and cover 8% of face value of the notes, with an exercise price that equals to the 5-day volume weighted average price of the Company’s common shares at the time of the final closing.

Prior to the final closing date (October 23, 2023), the Company determined that the conversion features contained in those notes, as well as the obligations to issue investor warrants and placement agent warrants represented a single compound derivative liability that meets the requirements for liability classification under ASC 815. The Company accounted for these obligations by determining the fair value of the related derivative liabilities associated with the embedded conversion features, as well as the obligations related to investor warrant and placement agent warrant issuance. Subsequently, the exercise price of all warrants was determined to be $4.18 and $2.09, respectively, for the note holder and placement agent warrants, as of the final closing date October 23, 2023. Since the exercise price was no longer a variable, the Company concluded that the noteholder and placement agent warrants should no longer be accounted for as a derivative liability in accordance with ASC 815 guidelines related to equity indexation and classification. The derivative liabilities related to those warrants were therefore marked to market as of October 23, 2023 and then transferred to equity (collectively, “End of warrants derivative treatment”) of $1,278,786 (Note 8).

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

For the Series C Notes, the Company recognized debt issuance costs of $207,361 during the year ended March 31, 2024 and treated these as debt discounts. The Company also recognized additional debt discount of $1,005,829 in connection with the recognition of derivative liabilities for the conversion features, investor warrants and placement agent warrants. The debt discounts are recorded as a contra liability against the convertible note and are amortized and recognized as accretion expenses using the effective interest method over the remaining lives of the notes.

During the three and six months ended September 30, 2025, the Company recognized discount amortization of $nil and $nil, respectively, on Series C Notes as accretion and amortization expense. As of September 30, 2025, and March 31, 2025, the remaining unamortized discount on Series C convertible notes was $nil.

During the three and six months ended September 30, 2025, there were no conversions of convertible notes into common shares or shares to be issued. Accordingly, no debt settlements or related gains/losses upon conversion were recognized during the period.

During the six months ended September 30, 2025, convertible notes with a face value of $25,000 and accrued interest of $6,826, were redeemed for a cash payment of $31,826. The Company recorded a $8,433 gain on redemption related to the conversion, representing the difference between the value of the debt settled and the cash payment value.

As of September 30, 2025, and March 31, 2025, the Company recorded accrued interest of $52,167 and $53,188, respectively, related to the Series C Notes.

During the three and six months ended September 30, 2025, the Company had no interest expense, as prior period accruals were adjusted following the June 2025 debt redemption. During the three and six months ended September 30, 2023, the Company recognized interest expense of $15,004 and $47,747, respectively.

Convertible Preferred Notes

The Company entered into a convertible preferred note financing on September 25, 2023 and issued a convertible note (“Preferred Note”) in the principal amount of $1,000,000. The Preferred Note has a maturity date of the eighteen (18) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen (18) month anniversary of the last closing date of the offering. The Preferred Note bears interest at a fixed rate of 12% which is payable in cash monthly.

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

The Company issued a further Preferred Note in January 2024 in the principal amount of $114,303. The Preferred Note matures on the twenty-four (24) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the twenty-four month anniversary of the last closing date of the offering. The Preferred Note bears interest at a fixed rate of 8% which is payable in cash quarterly.

The Company also issued a Preferred Note on June 17, 2024, in the principal amount of $300,000. The Preferred Note matures on the eighteen (18) month anniversary of the issuance date, or if there will be more than one closing pursuant to a qualified offering as defined in the financing agreement, the eighteen month anniversary of the last closing date of the offering. The Preferred Note bears no interest.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

During the six months ended September 30, 2025, the Company issued $1,315,000 in unsecured convertible promissory notes to private investors; $65,000 of the notes mature on their nine-month anniversary of issuance and bear interest of 10%; $500,000 of the notes mature on their twenty four-month anniversary of issuance and bear interest of 12%; $650,000 of the notes mature on their twenty four-month anniversary of issuance and bear 10% interest and $100,000 of the notes mature on their twenty four-month anniversary of issuance and bear 10.5% interest. All of the notes have conversion features except for $200,000 notes, that require the mutual consent of the investor and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Other Convertible Notes. In addition, during the period, the Company repaid in full the $100,000 unsecured convertible promissory note issued in the prior fiscal year that matured on its six-month anniversary, including all accrued interest thereon.

In connection with the issuance of the notes, the Company incurred financing fees of $46,500, which were capitalized as deferred financing costs and are presented as a deduction from the related debt liability in the consolidated balance sheet in accordance with ASC 835-30 and ASC 470-10. These costs are being amortized on a straight-line basis over the term of the notes, approximating the effective-interest method. For the three and six months ended September 30, 2025, amortization totalled $3,639 and is included in accretion expense.

As of September 30, 2025, and March 31, 2025, the Company recorded accrued interest of $42,589 and $36,163, respectively, related to the Preferred Notes.

During the three and six months ended September 30, 2025, the Company recognized interest expense of $57,031 and $109,272, respectively. During the three and six months ended September 30, 2024, the Company recognized interest expense of $38,612 and $77,125, respectively.

Other Convertible Notes

On January 23, 2023, the Company issued $2,000,000 (face value) in a convertible preferred note to an accredited investor. The note matures 18 months from the issuance date. This note bears interest at a fixed charge of 10% of the face amount, in the form of stock with a strike price equal to the closing stock price on the note issuance date. Therefore, the Company issued 45,045 shares of common stock in lieu of interest on this convertible note. These shares were valued at $221,621 and were recognized as a deferred cost on the convertible note, recorded as a contra liability against the convertible note, and were amortized and recognized as accretion expense using the effective interest rate method over the remaining life of the note.

The conversion of the note is automatic upon a Qualified Financing (as defined therein), which is in the control of the Company, or at maturity of the notes, upon mutual agreement by the noteholder and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the Notes.

As of September 30, 2025, and March 31, 2025, respectively, the discount on Other Convertible Notes was fully amortized.

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company was required to make weekly payments of $13,995 ($560,000 in the aggregate). As of September 30, 2025, and March 31, 2025, respectively, the principal was fully repaid and discount for this loan was fully amortized.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

In December 2022, the Company also entered into a short-term collateralized bridge loan agreement with a finance company that advanced gross proceeds of $800,000, prior to the deduction of issuance costs of $32,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of this second agreement is 40 weeks. The Company was required to make weekly payments of $29,556 ($13,999 for the first four weeks, and $1,120,000 in the aggregate). As of September 30, 2025, the principal was fully repaid and discount for this loan was fully amortized.

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. The note also has a 3% early payment penalty provision. As of September 30, 2025, and March 31, 2025 the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $12,928 and $12,723, respectively. The note continues to accrue interest, and no repayment demand notification was received from noteholder. During the three and six months ended September 30, 2025, the Company recorded interest expense of $37,808 and $75,206, respectively, related to the promissory note. During the three and six months ended September 30, 2024, the Company recorded interest expense of $37,808 and $75,206, respectively, related to the promissory note.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. During the year ended March 31, 2025, the obligation to repay the principal balance at the original maturity date was waived for a finance charge of $50,000, which the Company recorded as interest expense in the statement of operations. As of September 30, 2025, and March 31, 2025, the amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $nil. During the three and six months ended September 30, 2025, the Company recognized no amortization of discount on this promissory note. During the three and six months ended September 30, 2024, the Company also recognized no amortization of discount, presented as accretion and amortization expense. As of September 30, 2025, and March 31, 2025, the Company recorded accrued interest of $50,000 related to this promissory note.

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. During the three and six months ended September 30, 2025, there was no activity related to the collateralized bridge loan agreement entered into in the prior fiscal year, as the loan was fully repaid during the year ended March 31, 2025. During the three and six months ended September 30, 2024, the Company recognized amortization of discount of $nil and $2,800, respectively, and accretion expense of $nil and $4,152, respectively, related to the increase in present value of the loan over its term. During the three and six months ended September 30, 2024, net repayments for the loan amounted to $44,500 and $191,500, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this facility was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of September 30, 2025, and March 31, 2025 the Company had drawn $1,708,895 and $1,541,797, respectively, in accounts receivable financing and $138,000 and $158,000, respectively, in inventory financing with aggregate principal outstanding of $1,846,895 and $1,699,797, respectively. During the three and six months ended September 30, 2025, the Company recognized interest expense of $118,075 and $241,994, respectively. During the three and six months ended September 30, 2024, the Company recognized interest expense of $102,485 and $207,718, respectively. As of September 30, 2025, and March 31, 2025 the Company recorded accrued interest of $31,328 and $28,052 related to the Revolving Facility.

On July 13, 2023, the Company entered into another short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of September 30, 2025, and March 31, 2025, the principal was fully repaid and discount for this loan was fully amortized. No repayments were made during the six months ended September 30, 2025.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue formal interest, but do contain administrative fees in the aggregate of $75,000. One of the notes matured three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 was due. The second note matured six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 was due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of September 30, 2025, no principal or accrued interest was outstanding on the August 2023 Notes, as the notes were fully repaid during the prior fiscal year. No repayments or related expenses were recognized in the six months ended September 30, 2025.

On December 8, 2023, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $630,000, prior to the deduction of issuance costs of $15,750. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 44 weeks. The Company was required to make weekly payments of $19,195 ($844,200 in the aggregate). As of September 30, 2025 and March 31, 2025, the amount of principal outstanding under this amended agreement was $nil, and the remaining unamortized issuance cost discount was also $nil.

During February 2024, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $660,504 (the “Principal Amount”). The note has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. During September 2025, the company raised an additional $291,437 on similar terms as before. In connection with the September 2025 funding, the Company incurred financing fees of $31,080, which were capitalized as deferred financing costs and are presented as a deduction from the related debt liability in the consolidated balance sheet in accordance with ASC 835-30 and ASC 470-10. These costs are being amortized on a straight-line basis over the term of the note, approximating the effective-interest method. For the three and six months ended September 30, 2025, amortization of the deferred financing costs totalled $1,757 and is included in accretion expense.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

As of September 30, 2025, and March 31, 2025, the amount of principal outstanding on the note was $952,370 and $660,932. As of September 30, 2025, and March 31, 2025, accrued interest outstanding on the note was $126,220 and $86,455 respectively. The note, including the additional amount raised in September 2025 continues to accrue interest, and no repayment demand notification was received from noteholder. During the three and six months ended September 30, 2025, the Company recognized interest expense of $26,510 and $39,765 related to the promissory note. During the three and six months ended September 30, 2024, the Company recognized interest expense of $19,991 and $39,765, respectively, related to the promissory note.

During the three months ended September 30, 2025, the Company entered into a financing arrangement with an individual investor, under which it received proceeds of $250,000 at annual interest of 15%, payable monthly. The Company incurred financing fees of $25,000 in connection with the arrangement, which were capitalized as deferred financing costs and are presented as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheet, in accordance with ASC 835-30 and ASC 470-10. The deferred financing costs are being amortized on a straight-line basis over the term of the unsecured bullet loan. For the three and six months ended September 30, 2025, amortization of the deferred financing costs totalled $6,250 and is included in accretion expense. As of September 30, 2025, the principal outstanding was $250,000, and accrued interest totalled $3,125.

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal accrues interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company is required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. The Company and the Lender have negotiated the terms under which the Company will be allowed to extend the interest-only period and delay the start of principal repayment. The negotiated terms indicate principal repayment of $2.4 million ($600,000 per quarter), during the final two years of the term. A current portion of the term loan of $2,400,000 was reported in the Company’s current liabilities as at September 30, 2025. Prepayment of amounts owing under the Credit Agreement is allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee, along with other fees that may be assessed during the term of the loan. As part of the loan transaction, the Company paid legal and professional costs of $50,000. Total costs directly in connection to the debt financing of $193,437 (professional fee $48,484; lender’s origination fee, due diligence fee, and other expenses of $144,953) were deducted from the gross proceeds of $12,000,000. The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests from the proceeds of the loan. Total costs directly in connection to the loan and fair value of warrants were $1,042,149. Such costs were accounted for as debt discount and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. During November 2022, unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance. In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants were accounted as part of the debt discount as well as a credit into additional paid-in capital and amortized using the effective interest method.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

In November 2024, the Company completed an additional transaction with its term lender to receive an additional $635 thousand in term loan proceeds, and interest relief through the capitalization of approximately $1.5 million in interest amounts due on its existing term loan. As part of this arrangement, the Company issued 600,000, 7-year share warrants to the term lender with an exercise price of $0.50 per share and agreed to increase the term loan exit fee to $1.425 million at the end of its 5-year term. Concurrently, the Company received waiver and forbearance relief on certain term loan covenants and their respective defaults.

The amortization of such debt discount was included in the accretion and amortization expenses. For the three and six months ended September 30, 2025, the amortization of debt discount expense was $190,495 and $344,067 respectively. For the three and six months ended September 30, 2024, the amortization of debt discount expense was $52,627 and $104,458 respectively.

Total interest expense on the term loan for the three and six months ended September 30, 2025, amounted to $570,296 and $1,142,138, respectively. Total interest expense on the term loan for the three and six months ended September 30, 2024, amounted to $495,783 and $987,135, respectively. During November 2024, the unpaid interest of $1.5 million was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

The Company had accrued interest payable of $338,058 and $1,107,791, respectively, as of September 30, 2025 and September 30, 2024.

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

As of September 30, 2025 and March 31, 2025, the Company recorded accrued interest of $nil for the EIDL loan.

Interest expense on the above loan was $8,231 and $17,889 for the three and six months ended September 30, 2025, respectively, and $8,231 and $16,372 for the three and six months ended September 30, 2024, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the six months ended September 30, 2025 and 2024:

	Fiscal Year 2026	Fiscal Year 2025
	$	$
Derivative liabilities, beginning of period - March 31	1,478,717	1,435,668
New issuance [Note 9]	-	649,533
Change in fair value of derivatives during period – September 30	6,155	533,126
Reduction due to preferred shares converted [Note 9]	(102,769)	(969,150)
Derivative liabilities, end of period	1,382,103	1,649,177

The lattice methodology was used to value the derivative components of Series A Preferred Stock, using the following assumptions during the six months ended September 30, 2025, and 2024:

	September 30, 2025	September 30, 2024
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.8 – 4.3	4.1 - 5.1
Volatility (%)	143.3 – 194.2	91.2 - 132.5
Remaining terms (Years)	0.25 – 0.46	0.67 - 1.59
Stock price ($ per share)	0.26 – 0.58	0.24 - 1.14

The Monte Carlo simulation methodology was used to value the derivative components of Series B Preferred Stock, using the following assumptions during the six months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.7 – 4.4	3.7 - 5.1
Volatility (%)	121.7 – 185.8	126.4 - 182.2
Remaining terms (Years)	0.22 – 1.55	0.97 - 2
Stock price ($ per share)	0.29 – 0.69	0.24 - 1.34

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the six months ended September 30, 2025 and 2024:

	Fiscal Year 2026	Fiscal Year 2025
	$	$

Balance beginning of period – March 31	424,200	991,866
Conversion to common shares	-	(490,972)
Change in fair value of derivative liabilities	27,816	(32,515)
Convertible note redemption	(8,433)	(8,320)
Balance end of period – September 30	443,583	460,059

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the six months ended September 30, 2025 and 2024, using the following assumptions:

	September 30, 2025	September 30, 2024
Risk-free rate for term (%)	0.1 - 4.4	4.1 - 5.2
Volatility (%)	134 - 197.7	91.2 - 352.4
Remaining terms (Years)	0.22 - 1.55	0.25 - 0.5
Stock price ($ per share)	0.29 - 0.69	0.24 -1.45

9. STOCKHOLDERS’ DEFICIENCY

(a) Authorized and Issued Stock

As at September 30, 2025, the Company is authorized to issue 125,000,000 (March 31, 2025 – 125,000,000) shares of common stock ($0.001 and $0.001 par value), and 10,000,000 (March 31, 2025 – 10,000,000) shares of preferred stock ($0.001 and $0.001 par value), 20,000 of which (March 31, 2025 – 20,000) are designated shares of Series A preferred stock ($0.001 and $0.001 par value) and 600 (March 31, 2025 – 600) are designated shares of Series B preferred stock ($0.001 and $0.001 par value).

At September 30, 2025, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 26,767,370 (March 31, 2025 – 26,241,967) shares; these were comprised of 26,791,608 (March 31, 2025 – 26,081,295) shares of common stock and 160,672 (March 31, 2025 – 160,672) exchangeable shares. At September 30, 2025, there were 201 shares of Series A Preferred Stock issued and outstanding (March 31, 2025 – 201), and 360 shares of Series B Preferred Stock issued and outstanding (March 31, 2025 – 385). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at September 30, 2025 and March 31, 2025.

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of September 30, 2025 and 2024 was 201 and 201, respectively.

The Series A Preferred Stock is junior to the Company’s existing undesignated preferred stock, and unless otherwise set forth in the applicable certificate of designations, shall be junior to any future issuance of preferred stock. The purchase price for the Series A Preferred Stock to date has been $100 per share. Except as otherwise expressly required by law, the Series A Preferred Stock does not have voting rights and does not have any liquidation rights.

Preferred Stock Dividends

Dividends shall be paid at the rate of 12% per annum of the amount of the Series A Preferred stockholder’s .purchase price. Dividends shall be paid quarterly unless the holder and the Company mutually agree to accrue and defer any such dividend.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

(c) Series B Preferred Stock and Mezzanine Equity

On September 19, 2023, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share, and after accounted for other issuance related costs, the net proceeds received was of $1,900,000.

During the three months ended March 31, 2024 a further 110 Series B preferred shares were issued for net proceeds of $925,000. During the year ended March 31, 2025, the Company issued a further 220 Series B preferred shares for net proceeds of $1,732,532.

During the three and six months ended September 30, 2025, no Series B preferred shares were issued and no related proceeds were received. During the three and six months ended September 30, 2024, 55 and 220 Series B preferred shares were issued for net proceeds of $420,000 and $1,732,532, respectively.

Pursuant to the initial purchase agreement, on September 19, 2023, the Company filed a certificate of designations of Series B Convertible Preferred Stock (the “Series B Certificate of Designations”) with the Nevada Secretary of State designating 600 shares of the Company’s shares of Preferred Stock as Series B Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $10,000 per share.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

Holders of Series B Preferred Stock will be entitled to receive cumulative dividends, in shares of common stock or cash on the stated value at an annual rate of 8% (which will increase to 15% if a Triggering Event (as defined in the Certificate of Designations) occurs. Dividends will be payable upon conversion of the Series B Preferred Stock, upon any redemption, or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Series B Certificate of Designations).

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

Holders may elect to convert shares of Series B Preferred Stock to common stock at an alternate conversion price equal to 80% (or 70% if the Company’s common stock is suspended from trading on or delisted from a principal trading market or if the Company has effected a reverse split of the common stock) of the lowest daily volume weighed average price of the common stock during the Alternate Conversion Measuring Period (as defined in the Series B Certificate of Designations). In the event the Company receives a conversion notice that elects an alternate conversion price, the Company may, at its option, elect to satisfy its obligation under such conversion with payment in cash in an amount equal to 110% of the conversion amount.

At any time after the earlier of a holder’s receipt of a Triggering Event notice and such holder becoming aware of a Triggering Event and ending on the 20th trading day after the later of (x) the date such Triggering Event is cured and (y) such holder’s receipt of a Triggering Event notice, such holder may require the Company to redeem such holder’s shares of Series B Preferred Stock.

Upon any Bankruptcy Triggering Event (as defined in the Series B Certificate of Designations), the Company will be required to immediately redeem all of the outstanding shares of Series B Preferred Stock.

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

On April 1, 2024, the Company filed an Amended Series B Certificate of Designations of Series B Convertible Preferred Stock (the “Amended Certificate of Designations”) with the Nevada Secretary of State. The Amended Series B Certificate of Designations removes the provision in the original certificate of designations for the Series B Convertible Preferred Stock filed on September 19, 2023 that provided the holders of the Series B Preferred Stock with the right to vote on an as converted basis with the Company’s common stock, subject to the beneficial ownership limitation set forth in the Certificate of Designations. The Amended Certificate of Designations provides that except as required by law, the Series B Preferred Stock is nonvoting. All other powers, preferences and relative, participating, optional or other rights of the Series B Preferred Stock remain unchanged.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

During the three months ended September 30, 2025, 25 Series B preferred shares and dividends accrued thereon were converted into 223,839 common shares. As a result of the conversion, the Company reduced the book value of mezzanine equity by $143,351 The Company also reduced the fair value of derivative liabilities related to the shares converted by $102,769 related to the shares converted during the year ended September 30, 2025. The Company recognized corresponding credits to be issued common shares.

A roll-forward of activity is presented below for the six months ended September 30, 2025:

	Fiscal Year 2026	Fiscal Year 2025
	$	$
Balance beginning of period – March 31	2,000,290	1,488,920
Net proceeds received pursuant to the issuance of preferred shares	-	1,732,532
Recognition of derivative liabilities (Note 8)	-	(649,533)
Redemption in cash	(200,000)
Conversion into common shares	(50,000)	(285,814)
Balance end of period – September 30	1,750,290	2,286,105

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

(d) Share issuances

Share issuances during the six months ended September 30, 2025

During the three months ended September 30, 2025, the Company issued 223,839 common shares to Series B preferred shareholders, as a result of a Series B preferred share conversion that was initiated and recognized during the three months ended September 30, 2025.

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

During the three and six months ended September 30, 2024, convertible notes with a face value of $45,000 and $1,432,700, respectively, were converted into 121,043 and 1,753,554 common shares, respectively. As of September 30, 2024, 121,043 shares are recognized as an obligation for shares to be issued relating to the conversion. The fair value of common shares issued during the three and six months ended September 30, 2024, is $74,618 and $2,283,216, respectively, and is determined based on market price upon conversion. Total value of debt settled is of $68,167 and $2,145,929, respectively, which consisted of the face value of notes converted, accrued interest of $7,810 and $222,257, respectively, and relevant derivative liability of $15,357 and $490,972, respectively. The Company recognized a loss upon conversion of $6,451 and $137,287, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued. (Note 5).

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

(e) Shares to be issued

Activity during the six months ended September 30, 2025

None.

Activity during the six months ended September 30, 2024

During the three months ended September 30, 2024, the Company issued 287,802 common shares to Series C Convertible Note holders, in relation to shares to be issued obligation as of September 30, 2024, for Series C Convertible Note conversions.

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

(f) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the six months ended September 30, 2025

None.

Warrant exercises and issuances during the six months ended September 30, 2024

None.

Warrant activity during the six months ended September 30, 2025 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2025	808,927	1,438,994	868,098	3,116,019
As at September 30, 2025	808,927	1,438,994	868,098	3,116,019

Exercise Price	$0.5 to $22.5	$0.43 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to Dec 2032	October 2027

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

The Plan shall continue in effect until its termination by the board of directors or committee formed by the board; provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date. The maximum number of shares of stock that may be issued under the Plan is 1,241,422 shares; provided that the maximum number of shares of stock that may be issued under the Plan will increases on January 1 of each year for not more than 10 years from the effective date, so the number of shares that may be issued is an amount no greater than 20% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

During the three and six months ended September 30, 2025, the Company granted nil stock options and during the three and six months ended September 30, 2024, 250,000 and 291,559 stock options, respectively. The Company recorded stock-based compensation of $6,001 and $11,936, respectively, during the three and six months ended September 30, 2025 and $56,885 and $115,863, respectively, during the three months ended September 30, 2024, under selling, general and administrative expenses with corresponding credit to additional paid in capital.

As of September 30, 2025 Number of Options outstanding were 3,067,830 with the weighted average exercise price of $1.14.

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective six month periods ended September 30:

	September 30, 2025	September 30, 2024
Exercise price ($)	0.43 – 0.43	1.2
Risk free interest rate (%)	4.24 – 4.33	4.13
Expected term (Years)	1.46 – 5.00	5.5-6.5
Expected volatility (%)	113.9% - 142.2%	107.7%-109.8%
Expected dividend yield (%)	0	0
Fair value of option ($)	1.097 – 1.360	0.689-0.733
Expected forfeiture (attrition) rate (%)	0	0

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

The Company also adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees of the Company and the Company’s designated subsidiaries the ability to purchase shares of the Company’s common stock at a discount, subject to various limitations. Under the ESPP, employees will be granted the right to purchase Common Stock at a discount during a series of successive offerings, the duration and timing of which will be determined by the ESPP administrator (the “Administrator”). In no event can any single offering period be longer than 27 months. The purchase price for each offering will be established by the Administrator. With respect to an offering under Section 423 of the Internal Revenue Code of 1986 (“Section 423 Offering”), in no case may such purchase price be less than the lesser of (i) an amount equal to 85% of the fair market value on the commencement date, or (ii) an amount not less than 85% of the fair market value the on the purchase date. In the event of financial hardship, an employee may withdraw from the ESPP by providing a request at least 20 business days before the end of the offering period. Otherwise, the employee will be deemed to have exercised the purchase right in full as of such exercise date. Upon exercise, the employee will purchase the number of whole shares that the participant’s accumulated payroll deductions will buy at the purchase price. If an employee wants to decrease the rate of contribution, the employee must make a request at least 20 business days before the end of an offering period (or such earlier date as determined by the Administrator). An employee may not transfer any rights under the ESPP other than by will or the laws of descent and distribution. During a participant’s lifetime, purchase rights under the ESPP shall be exercisable only by the participant.

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

	Fiscal Year 2026	Fiscal Year 2025
Right of Use Asset	$	$
Beginning balance at March 31	812,053	1,221,593
Amortization	(225,373)	(198,275)
Ending balance at September 30	586,680	1,023,318

	2026	2025
Lease Liability	$	$
Beginning balance at March 31	929,116	1,386,486
Repayment and interest accretion, net	(255,103)	(219,283)
Ending balance at September 30	674,013	1,167,203

	September 30, 2025	March 31, 2025
Lease Liability	$	$
Current portion of operating lease liability	571,706	531,286
Noncurrent portion of operating lease liability	102,307	397,830

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

The operating lease expense was $310,059 for the six months ended September 30, 2025 (2024: $292,787) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $299,396 and $218,448 during the six months ended September 30, 2025 and September 30, 2024, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at September 30, 2025:

Calendar year	$
2025	600,288
2026	565,359
2027	-
Total undiscounted lease liability	1,165,647
Less imputed interest	491,634
Total	674,013

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at September 30, 2025 or March 31, 2025 and, consequently, no provision for such has been recognized in the condensed consolidated interim financial statements.

12. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the six months ended September 30, 2025, and September 30, 2024. The Company recognized depreciation expense for these assets of $2,977 and $2,977, respectively, during the six months ended September 30, 2025, and 2024.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2025	16,839	12,928	29,767
Balance at September 30, 2025	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2025	11,409	8,759	20,168
Depreciation for the period	1,684	1,293	2,977
Disposals	-	-	-
Balance at September 30, 2025	13,093	10,052	23,145

Net book value
Balance at March 31, 2025	5,430	4,169	9,599
Balance at September 30, 2025	3,746	2,876	6,622

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

(Expressed in US dollars)

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from October 1 to November 14, 2025, the date the condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●	Pursuant to notice received by the Company on September 5, 2025 to convert Series B Convertible Preferred Stock with an aggregate stated value of $250,000 together with aggregate accrued dividends of $57,890, and the Company’s election to make a concurrent repayment $200,000 of these amounts in order to reduce the amount to be converted, as well as a concurrent net issuance of 223,839 shares, the Company received an additional notice to issue 86,191 shares at a conversion price of $0.34 per share, which were issued in October 2025.

●	Pursuant to the Conversion Notice received by the Company on November 4, 2025, the holder converted 25 Series B Preferred Shares, representing an aggregate stated value of approximately $250,000, plus approximately $64,055 of accrued and unpaid dividends, into 919,912 shares of the Company’s common stock at a conversion price of $0.428 per share.

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

During 2021 and the early part of 2022, we also commercially launched our Bioheart technology, which is a consumer technology whose development was forged from the prior development of the clinical technologies that are already part of our technology ecosystem, the Biosphere. In recognition of our product development, in November 2022, Bioheart received recognition as one of TIME’s Best Inventions of 2022.

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

Results of Operations

The following table sets forth our results of operations for the six months ended September 30, 2025, and 2024.

	For the six months ended September 30,
	2025	2024	Period to Period Change
Revenue	$7,759,788	$6,468,589	$1,291,199
Cost of revenue	1,461,490	1,646,247	(184,757)
Gross profit	6,298,298	4,822,342	1,475,956
Gross Margin	81.2%	74.6%	6.6%

Operating expenses:
Selling, general and administrative	4,443,573	5,214,983	(771,410)
Research and development	1,298,961	1,031,877	267,084
Total operating expenses	5,742,534	6,246,860	(504,326)
Profit (Loss) from operations	555,764	(1,424,518)	1,980,282

Interest expense	(1,710,673)	(1,520,748)	(189,925)
Accretion and amortization expenses	(355,713)	(1,484,616)	1,128,903
Change in fair value of derivative liabilities	(33,971)	(500,619)	466,648
Gain (loss) upon convertible promissory note conversion and redemption	8,433	(132,301)	140,734
Other income	173,270	(193,486)	366,756
Net loss before income taxes	(1,362,890)	(5,256,288)	3,893,398
Income taxes	—	—	—
Net loss before dividends	$(1,362,890)	$(5,256,288)	$3,893,398

This is the second consecutive quarter that Company has reported positive profit from operations, before deducting various costs of capital such as interest and dividends.

Net loss before dividends for the six months ended September 30, 2025, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

The Company earned combined device sales and technology fee income of $7.8 million during the six months ended September 30, 2025 – 20% growth in revenue over the $6.5 million earned in the prior year comparable quarter.

Technology fee revenue increased to $6.9 million during the six months ended September 30, 2025, which is a 13.2% increase over the corresponding six-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 11.3% of our total revenue, or $877 thousand for the six-month period ended September 30, 2025. Gross profit percentage was 81.2% for the six months ended September 30, 2025, compared to 74.6% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given consistent gross margin on technology fees of approximately 81.8%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where we expect technology fees to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 88.7% of total revenue for the six-month period ended September 30, 2025.

Operating Expenses

Total operating expenses for the six months ended September 30, 2025, were $5.7 million as compared to $6.2 million for the six months ended September 30, 2024. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the six months ended September 30, 2025 was $4.4 million, compared to approximately $5.2 million during the six months ended September 30, 2024 – a 15% reduction. The reduction was a result of increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the six months ended September 30, 2025 we recorded research and development expenses of $1.3 million, compared to $1 million for the six months ended September 30, 2024. The research and development activity related to both existing and new products. The increase in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the six months ended September 30, 2025 and 2024, we incurred interest expenses of $1.7 million and $1.5 million, respectively. The increase in interest expense during the current period was the result of an increase in borrowings when compared to the prior year period.

Accretion and amortization expenses

For the six months ended September 30, 2025 and 2024, we incurred accretion expenses of $0.36 million and $1.5 million, respectively. The expense for the quarter decreased due to full amortization of Convertible Notes Series C.

Change in fair value of derivative liabilities

For the six months ended September 30, 2025 and 2024, we recognized a loss of $34 thousand versus a loss of $501 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Loss upon convertible promissory notes conversion

During the six months ended September 30, 2025 and 2024, we recorded a gain of $8 thousand versus a loss of $132 thousand, respectively, related to the redemption and conversion of our convertible promissory notes. The change of gain or loss upon conversion upon convertible notes conversion was largely the result of increased volumes of conversions in the current period as compared to comparable period in the prior year.

Other income (expense)

During the six months ended September 30, 2025, we recognized $173 thousand in net other income, which consisted of processing fees and late payment charges. During the six months ended September 30, 2024, we recognized $193 thousand in net other expense attributed to financing component provisions contained in our revenue contracts.

The following table sets forth our results of operations for the three months ended September 30, 2025, and 2024.

	For the three months ended September 30,
	2025	2024	Period to Period Change
Revenue	$3,885,795	$3,266,846	$618,949
Cost of revenue	704,297	807,672	(103,375)
Gross profit	3,181,498	2,459,174	722,324
Gross Margin	81.9%	75.3%	6.6%

Operating expenses:
Selling, general and administrative	2,304,881	2,248,864	56,017
Research and development	602,798	517,982	84,816
Total operating expenses	2,907,679	2,766,846	140,833
Loss from operations	273,819	(307,672)	581,491

Interest expense	(860,419)	(752,075)	(108,344)
Accretion and amortization expenses	(202,141)	(339,888)	137,747
Change in fair value of derivative liabilities	(8,771)	(193,757)	184,986
Gain (loss) upon convertible promissory note conversion and redemption	—	(4,690)	4,690
Other income	106,599	36,314	70,285
Net loss before income taxes	(690,913)	(1,561,768)	870,855
Income taxes	—	—	—
Net loss before dividends	$(690,913)	$(1,561,768)	$870,855

Net loss before dividends for the three months ended September 30, 2025, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

The Company earned combined device sales and technology fee income of $3.9 million during the three months ended September 30, 2025 – 19% growth in revenue over the $3.3 million earned in the prior year comparable quarter.

Technology fee revenue increased to $3.5 million during the three months ended September 30, 2025, which is a 14.6% increase over the corresponding three-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 9.6% of our total revenue, or $877 thousand for the three-month period ended September 30, 2025. Gross profit percentage was 81.9% for the three months ended September 30, 2025, compared to 75.3% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given strong gross margin on technology fees of approximately 82.3%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where we expect technology fees to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 90.4% of total revenue for the three-month period ended September 30, 2025.

Operating Expenses

Total operating expenses for the three months ended September 30, 2025, were $2.9 million compared to $2.8 million for the three months ended September 30, 2024. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2025, was $2.3 million, compared to approximately $2.2 million during the three months ended September 30, 2024 – a 2.5% increment. The increase was mainly driven by the increase in sales commissions due to higher revenue.

Research and development expenses

For the three months ended September 30, 2025, we recorded research and development expenses of $0.6 million, compared to $0.5 million for the three months ended September 30, 2024. The research and development activity related to both existing and new products. The increase in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended September 30, 2025, and 2024, we incurred interest expenses of $0.86 and $0.8 million, respectively. The increase in interest expense during the current period was the result of an increase in borrowings compared to the prior year period.

Accretion and amortization expenses

For the three months ended September 30, 2025, and 2024, we incurred accretion expenses of $0.2 million and $0.3 million, respectively. The decrease in the current quarter is due to a comparatively lower number of convertible notes outstanding.

Change in fair value of derivative liabilities

For the three months ended September 30, 2025, and 2024, we recognized a loss of $9 thousand versus a loss of $194 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Loss upon convertible promissory notes conversion

During the three months ended September 30, 2025, and 2024, we recorded a gain of $Nil versus a loss of $5 thousand, respectively, related to the redemption and conversion of our convertible promissory notes.

Other income (expense)

During the three months ended September 30, 2025, we recognized $107 thousand in net other income/expense, which consisted of loss on debt extinguishment, income from late payment charges, as well as income attributed to the financing component provisions contained in our revenue contracts. During the three months ended September 30, 2024, we recognized $36 thousand in net other expense attributed to non-operating costs from note modifications, transaction expense on the Series B preferred share issuance, and the financing component provisions contained in our revenue contracts.

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

The Company has reported positive EBITDA for the second consecutive quarter. The Company reported EBITDA of $0.7 million for the six months ended September 30, 2025, compared to negative $2.3 million in the corresponding period of the prior year.

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

Management considers the EBITDA and adjusted EBITDA measures for the six month period ended September 30, 2025, which improved by 131.4% and 144%, respectively, when compared to the corresponding prior year period, to be indicators of the Company’s progress towards breakeven profitability as well as improvement towards operating cash-flow break-even.

EBITDA and Adjusted EBITDA

	Three months ended September 30, 2025	Three months ended September 30, 2024	Six months ended September 30, 2025	Six months ended September 30, 2024
	$	$	$	$
Net loss attributable to common stockholders	(772,323)	(1,653,029)	(1,526,616)	(8,601,321)
Add:
Provision for income taxes	—	—	—	—
Interest expense	860,419	752,075	1,710,673	1,520,748
Accretion and amortization expenses	202,141	339,888	355,713	1,484,616
Depreciation	1,488	1,488	2,977	2,977
Preferred stock dividends (2)	81,410	91,261	163,726	3,345,033
EBITDA	373,135	(468,317)	706,473	(2,247,947)

Add (Less)
Share based compensation (1)	11,936	56,885	11,936	115,863
Other (income)/loss (3)	(106,599)	(36,314)	(173,270)	193,486
(Gain) loss upon convertible promissory notes conversion and redemption (3)	-	4,690	(8,433)	132,301
Fair value change on derivative liabilities (3)	8,771	193,757	33,971	500,619
Adjusted EBITDA	287,243	(249,299)	570,677	(1,305,678)

Weighted average number of common shares outstanding	26,767,370	22,493,626	26,767,370	18,354,277

Adjusted Loss per Share, Basic and Diluted	0.014	(0.011)	0.021	(0.071)

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a gain of $9 thousand versus a loss of $129 thousand for the three months ended September 30, 2025 and 2024, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2025 and 2024, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we may need to reduce expenditures to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

During the fiscal year ended March 31, 2023, the Company raised short-term loans and promissory notes, net of repayments of $1,476,121 from various lenders, and also raised convertible notes, net of redemptions of $2,355,318 from various lenders. During the fiscal year ended March 31, 2024, the Company raised short-term loans and promissory notes, net of repayments of $853,030 and convertible notes, net of redemptions of $2,962,386 from various lenders. The Company sold 36,897 common shares through use of its registration statement, for gross proceeds of $123,347, raising a net amount of $119,285 after paying a 3% placement fee and other issuance expenses. Additionally, on September 19, 2023, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share (Note 9), or gross proceeds of $2,000,000. Net proceeds after issuance costs were $1,900,000. During the three months ending March 31, 2024, 110 Series B preferred shares were issued for net proceeds of $925,000.

During the three months and year ended March 31, 2025, convertible notes with a face value of $nil and $1,487,700 and accrued interest of $nil and $237,230, were converted into nil and 2,173,089 common shares, respectively. As of March 31, 2025, 581,599 shares are recognized as an obligation for shares to be issued relating to the conversions. The fair value of common shares issued during the three months and year ended March 31, 2025 is $nil and $2,431,178, respectively, and is determined based on market price upon conversion. Total value of debt settled is $nil and $ 2,234,232, respectively, which consisted of the face value of notes converted, accrued interest of $nil and $237,230, respectively, and relevant derivative liability of $nil and $509,303, respectively. The Company recognized a loss upon conversion of $nil and $196,945, respectively, representing the difference between the value of debt settled and fair value of shares issued and to be issued.

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

In November 2024, the Company completed an additional transaction with its term lender to receive an additional $635 thousand in term loan proceeds, and interest relief through the capitalization of approximately $1.5 million in interest amounts due on its existing term loan. As part of this arrangement, the Company issued 600,000, 7-year share warrants to the term lender with an exercise price of $0.50 per share and agreed to increase the term loan exit fee to $1.425 million at the end of its 5-year term. Concurrently, the Company received waiver and forbearance relief on certain term loan covenants and their respective defaults.

During period three months ended March 31, 2025, the Company also raised additional funding from private investors of $337 thousand in the form of promissory notes and convertible promissory notes.

On September 30, 2025, we had cash deposits in the aggregate of approximately $0.3 million.

This is the fifth consecutive three-month period in which the Company has reported positive Free Cash Flow, which is defined as the operating cash flow generated by the Company that is available to pay for dividend and interest obligations. Free Cash Flow is a non-generally accepted accounting principle (“non-GAAP”) measure that represents the cash that the Company generates from its operations after deducting cash used on operating expenses and any capital asset spending. Unlike other accounting measures such as earnings or net income, this measure of profitability excludes non-cash expenses, but includes spending on capital assets and changes in working capital on the Company’s Balance Sheet. This is a key measure that management and investors use to evaluate progress towards Company profitability.

	6 months ended September 30, 2025	6 months ended September 30, 2024
	$	$
Net cash used in operating activities	42,241	(1,891,299)
Add:
Interest expense	1,710,673	1,520,748
Less:
Investment in capital assets	—	—
Free Cash Flows	1,752,914	(370,551)

Weighted average number of common shares outstanding	26,767,370	18,354,277

Free Cash Flow per Share, Basic and Diluted	0.065	(0.020)

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	September 30,
	2025	2024
Net cash generated (used) in operating activities	$42,241	$(1,891,299)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	(72,043)	1,339,279
Net Increase (decrease) in cash	$(29,802)	$(552,020)

Net Cash Generated (Used) in Operating Activities

During the six months ended September 30, 2025, we generated cash in operating activities of $42 thousand. compared to $1.9 million cash used for the corresponding prior year period. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil and Nil during the six months ended September 30, 2025 and 2024.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $72 thousand compared to net cash provided of $1.3 million during the six months ended September 30, 2025 and 2024, respectively.

For the six months ended September 30, 2025, the net cash used by financing activities was primarily due to the proceeds from convertible promissory notes and short-term loan of $0.7 million, which is offset off by the payment of $0.6 million of term loan and redemption of preferred shares of $0.2 million.

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

During the six months ended September 30, 2025, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K/A filed on July 18, 2025.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to, and our property is not the subject of, any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defence and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2025.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

