Form 10-Q
period 2025-12-31
BIOTRICITY INC.
filed 2026-02-11
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,436,643 shares of Common Stock, $0.001 par value, at February 11, 2026. As at that same date, the Company also has 160,672 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 28,597,315 outstanding voting securities.

BIOTRICITY INC.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets at December 31, 2025 (unaudited) and March 31, 2025 (audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2025 and 2024 (unaudited)	5

Condensed Consolidated Interim Statements of Mezzanine Equity and Stockholders’ Deficiency for the three and nine months ended December 31, 2025 and 2024 (unaudited)	6

Condensed Consolidated Interim Statements of Cash Flows for the nine months ended December 31, 2025 and 2024 (unaudited)	8

Notes to the Condensed Consolidated Interim Financial Statements	9

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF DECEMBER 31, 2025 (unaudited) AND MARCH 31, 2025 (audited)

(Expressed in US Dollars, unless otherwise noted)

	As at December 31, 2025	As at March 31, 2025
	$	$
CURRENT ASSETS
Cash	256,357	365,145
Accounts receivable, net	1,578,269	1,658,772
Inventory [Note 3]	1,974,758	1,555,385
Deposits and other receivables	1,171,855	1,059,990
Total current assets	4,981,239	4,639,292

Deposits and other receivables	109,297	109,297
Long-term accounts receivable	122,398	70,713
Property and equipment [Note 12]	5,134	9,599
Operating right of use assets [Note 10]	468,427	812,053
TOTAL ASSETS	5,686,495	5,640,954

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	8,532,932	7,661,924
Convertible promissory notes and short term loans [Note 5]	11,145,852	9,618,738
Term loan, current [Note 6]	2,400,000	2,400,000
Derivative liabilities [Note 8]	432,782	424,200
Advance from customers	745,920	—
Operating lease obligations, current [Note 10]	539,398	531,286
Total current liabilities	23,796,884	20,636,148

Federally guaranteed loans [Note 7]	870,800	870,800
Term loan [Note 6]	12,130,104	12,271,559
Derivative liabilities [Note 8]	1,410,976	1,478,717
Operating lease obligations [Note 10]	—	397,830
TOTAL LIABILITIES	38,208,764	35,655,054

Mezzanine Equity
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 shares authorized as of December 31, 2025 and March 31, 2025, respectively, 335 and 385 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively [Note 9]	1,714,476	2,000,290

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $0.001 par value, 9,979,400 shares authorized as of December 31, 2025 and March 31, 2025, respectively, 1 share Special Voting Preferred Stock issued and outstanding as of December 31, 2025 and March 31, 2025 [Note 9]	1	1
Series A Preferred Stock, $0.001 par value, 20,000 shares authorized as at December 31, 2025 and March 31, 2025, respectively, 201 preferred shares issued and outstanding as at December 31, 2025 and March 31, 2025, [Note 9]	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as at December 31, 2025 and March 31, 2025, respectively. Issued and outstanding common shares: 27,807,711 and 26,081,295 as at December 31, 2025 and March 31, 2025, respectively, and exchangeable shares of 160,672 outstanding as at December 31, 2025 and March 31, 2025, respectively [Note 9]	27,969	26,243
Shares to be issued 581,599 and 581,599 shares of common stock as at December 31, 2025 and March 31, 2025, respectively [Note 9]	284,244	284,244
Additional paid-in-capital	107,615,332	107,123,300
Accumulated other comprehensive loss	(47,823)	(6,393)
Accumulated deficit	(142,116,468)	(139,441,785)
Total stockholders’ (deficiency)	(34,236,745)	(32,014,390)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIENCY	5,686,495	5,640,954

Commitments and contingencies [Note 11]

Subsequent events [Note 13]

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (unaudited)

(Expressed in US Dollars)

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
	$	$	$	$
REVENUE	11,747,607	10,087,697	3,987,819	3,619,108

Cost of Revenue	2,197,833	2,501,387	736,343	855,140
GROSS PROFIT	9,549,774	7,586,310	3,251,476	2,763,968

EXPENSES
Selling, general and administrative expenses	6,630,567	7,596,717	2,186,994	2,381,734
Research and development expenses	1,922,528	1,583,093	623,567	551,216
TOTAL OPERATING EXPENSES	8,553,095	9,179,810	2,810,561	2,932,950
(LOSS) Profit FROM OPERATIONS	996,679	(1,593,500)	440,915	(168,982)

Other income/(expense)	134,023	(127,974)	(39,247)	65,512
Interest expense	(2,521,012)	(2,370,286)	(810,339)	(849,538)
Gain/(Loss) upon convertible promissory notes conversion and redemption [Note 5]	19,842	(149,658)	11,409	(17,357)
Accretion and amortization expenses	(541,183)	(1,775,744)	(185,470)	(291,128)
Change in fair value of derivative liabilities [Note 8]	(168,306)	(468,280)	(134,335)	32,339
NET LOSS BEFORE INCOME TAXES	(2,079,957)	(6,485,442)	(717,067)	(1,229,154)

Income taxes	—	—	—	—
NET LOSS BEFORE DIVIDENDS	(2,079,957)	(6,485,442)	(717,067)	(1,229,154)

Preferred Stock Dividends	(594,726)	(379,745)	(431,000)	(89,392)
Deemed Dividend	—	(3,054,680)	—	—
Accretion to Series B Preferred Shares
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,674,683)	(9,919,867)	(1,148,067)	(1,318,546)

Translation adjustment	(41,430)	(29,113)	(14,547)	76,680

COMPREHENSIVE LOSS	(2,716,113)	(9,948,980)	(1,162,614)	(1,241,866)
				—
LOSS PER SHARE, BASIC AND DILUTED	(0.099)	(0.498)	(0.042)	(0.054)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,883,125	19,916,489	27,590,766	24,232,369

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (unaudited)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss)	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, September 30, 2025	360	1,750,290	1,750,290	201	1	26,952,280	26,953	581,599	284,244	107,278,101	(33,276)	(140,968,401)	(33,412,378)
Issuance of warrants for broker [Note 9]										38,078			38,078
Conversion of mezzanine equity into common shares [Note 9]	(25)	(35,814)	(35,814)			1,006,103	1,006			289,392			290,398
Issuance of shares for services [Note 9]						10,000	10			3,760			3,770
Stock based compensation - ESOP [Note 9]										6,001			6,001
Translation adjustment											(14,547)		(14,547)
Net loss before dividends for the period												(717,067)	(717,067)
Preferred stock dividends												(431,000)	(431,000)
Balance, December 31, 2025	335	1,714,476	1,714,476	201	1	27,968,383	27,969	581,599	284,244	107,615,332	(47,823)	(142,116,468)	(34,236,745)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss)	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2025	385	2,000,290	2,000,290	201	1	26,241,967	26,243	581,599	284,244	107,123,300	(6,393)	(139,441,785)	(32,014,390)
Issuance of warrants for brokers [Note 9]										38,078			38,078
Conversion of mezzanine equity into common shares [Note 9]	(30)	(171,488)	(171,488)	—	—	1,716,416	1,716	—	—	432,257	—	—	433,973
Redemption of convertible preferred shares (Note 9)	(20)	(114,326)	(114,326)
Issuance of shares for services [Note 9]						10,000	10			3,760			3,770
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	17,937	—	—	17,937
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(41,430)	—	(41,430)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(2,079,957)	(2,079,957)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(594,726)	(594,726)
Balance, December 31, 2025	335	1,714,476	1,714,476	201	1	27,968,383	27,969	581,599	284,244	107,615,332	(47,823)	(142,116,468)	(34,236,745)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, September 30, 2024	435	2,286,105	2,286,105	201	1	23,023,933	23,024	194,998	142,537	104,842,124	(73,415)	(136,101,106)	(31,166,835)
Issuance of common shares from shares to be issued [Note 9]						70,000	70	(70,000)	(42,920)	42,850			—
Conversion of mezzanine equity into common shares [Note 9]	(25)	(142,908)	(142,908)			1,431,181	1,432	394,340	65,407	197,238			264,077
Conversion of convertible notes into common shares [Note 9]								456,601	118,519				118,519
Issuance of shares for services [Note 9]						30,000	30	30,000	15,000	14,970			30,000
Stock based compensation - ESOP [Note 9]										56,939			56,939
Translation adjustment											76,680		76,680
Net loss before dividends for the period												(1,229,154)	(1,229,154)
Preferred stock dividends												(89,392)	(89,392)
Balance, December 31, 2024	410	2,143,197	2,143,197	201	1	24,555,114	24,556	1,005,939	298,543	105,154,121	3,265	(137,419,652)	(31,939,166)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	220	1,082,999	1,082,999	—	—	—	—	—	—	—	—	—	—
Issuance of common shares from shares to be issued [Note 9]	—	—	—	—	—	678,123	678	(678,123)	(583,496)	582,818	—	—	—
Issuance of common shares from at-the-market transaction [Note 9]	—	—	—	—	—	97,811	98	—	—	125,129	—	—	125,227
Conversion of mezzanine equity into common shares [Note 9]	(75)	(428,722)	(428,722)	—	—	2,867,448	2,868	394,340	65,407	671,281	—	—	739,556
Conversion of preferred shares into common shares [Note 9]	—	—	—	(6,104)	(6)	8,952,170	8,952	—	—	4,925,756	—	—	4,934,702
Conversion of convertible notes into common shares [Note 9]	—	—	—	—	—	1,344,709	1,345	865,446	504,927	1,895,464	—	—	2,401,736
Issuance of shares for services [Note 9]	—	—	—	—	—	100,000	100	80,000	42,640	68,380	—	—	111,120
Issuance of shares for settlement of accounts payable [Note 9]	—	—	—	—	—	1,000,413	1,000	—	—	989,408	—	—	990,408
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	172,802	—	—	172,802
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(29,113)	—	(29,113)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(6,485,442)	(6,485,442)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(379,745)	(379,745)
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	(3,054,680)	(3,054,680)
Balance, December 31, 2024	410	2,143,197	2,143,197	201	1	24,555,114	24,556	1,005,939	298,543	105,154,121	3,265	(137,419,652)	(31,939,166)

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)

(Expressed in US Dollars)

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,079,957)	(6,485,442)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	17,937	172,802
Issuance of shares for services	3,770	111,120
Issuance of warrants for services, at fair value	38,078
Accretion and amortization expenses	541,183	1,775,744
Change in fair value of derivative liabilities	168,306	468,280
Loss (Gain) on debt and share conversion and redemption	(1,252)	149,658
Property, plant and equipment depreciation	4,465	4,465
Right of use assets amortization	343,626	302,199

Changes in operating assets and liabilities:
Accounts receivable, net	28,818	300,088
Inventory	(419,373)	309,317
Deposits and other receivables	(111,865)	(1,237,306)
Advance from Customers	745,920	—
Accounts payable and accrued liabilities	22,294	2,149,683
Net cash generated (used) in operating activities	(698,050)	(1,979,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Not shown on actual cash flow statement
property, plant and equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	—	125,220
Issuance of preferred shares, net	—	1,732,532
Redemption of preferred shares	(200,000)	—
Proceeds from (repayment to) convertible debentures, net	(77,003)	1,337,898
Proceeds from (repayment to) short term loan and promissory notes, net	1,544,318	(1,407,544)
Term Loan, net	(600,000)	—
Preferred Stock Dividend	(18,033)	(23,868)
Net cash provided (used) in financing activities	649,282	1,764,239

Effect of foreign currency translation	(60,020)	(215,153)
Net decrease in cash during the period	(48,768)	(61,305)
Cash, beginning of period	365,145	786,060
Cash, end of period	256,357	509,602

Supplemental disclosure of cash flow information:
Cash paid for interest	2,494,036	2,432,947
Cash paid for taxes	—	—

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

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

Going Concern, Liquidity and Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company is commercializing its first product ecosystem and is concurrently continuing in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of December 31, 2025, had an accumulated deficit of $142,116,468 (March 31, 2025 – $139,441,785) and a working capital deficiency of $18,815,645 (March 31, 2025 – $15,996,856). Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated interim financial statements. The condensed consolidated interim financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and additional equity and debt capitalization of the Company.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

The Company recognized the following forms of revenue for the three and nine months ended December 31, 2025, and 2024:

	Three months ended December 31		Nine months ended December 31
	2025	2024	2025	2024
	$	$	$	$
Technology fees	3,636,720	3,386,584	10,519,567	9,467,648
Device sales	351,099	232,524	1,228,041	620,049
	3,987,819	3,619,108	11,747,607	10,087,697

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

	December 31, 2025	March 31, 2025
	$	$
Raw material	1,009,272	1,225,665
Finished goods	965,486	329,720

	1,974,758	1,555,385

Finish goods includes Inventory related to one customer for which Advance of $745,920 has been received.

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

DECEMBER 31, 2025 (Unaudited)

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

DECEMBER 31, 2025 (Unaudited)

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

DECEMBER 31, 2025 (Unaudited)

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

As of December 31, 2025 and March 31, 2025, cash balances of $212,803 and $259,478 respectively, were at financial institutions in the United States that were not covered by the United States Deposit Protection Regulation.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

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

Customer Concentration

There was no significant customer concentration risk for the three and nine months ended December 31, 2025, and the three and nine months ended December 31, 2024.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Total assets at fair value	$—	—	$—	$—

Liabilities:
Derivative liabilities, short-term	$432,782	$—	$—	$432,782
Derivative liabilities, long-term	1,410,976	—	—	1,410,976
Total liabilities at fair value	$1,843,758	$—	$—	$1,843,758

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivative liabilities, short-term	$424,200	$—	$—	$424,200
Derivative liabilities, long-term	1,478,717	—	—	1,478,717
Total liabilities at fair value	$1,902,917	$—	$—	$1,902,917

There were no transfers between fair value hierarchy levels during the nine months ended December 31, 2025, and 2024.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2025 and March 31, 2025, the Company believes there was no impairment of its long-lived assets.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of December 31, 2025 and 2024.

The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses include non-cash stock-based compensation, depreciation and amortization, and write-off of property and equipment, which are reflected in the Consolidated interim Statements of Cash Flows.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

The long-lived assets outside of U.S. are not material as of December 31, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Interim Balance Sheets as of December 31, 2025 and 2024 for total consolidated assets.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at December 31, 2025	As at March 31, 2025
	$	$
Trade and other payables	4,767,138	4,602,309
Accrued liabilities	3,732,257	3,034,293
Deferred revenue	33,537	25,322
Total	8,532,932	7,661,924

Trade and other payables and accrued liabilities as at December 31, 2025 and March 31, 2025 included $459,397 and $373,744, respectively, due to a shareholder, who is a director and executive of the Company.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

For the first series of Series A Notes, commencing six months following the issuance date, any amount of the outstanding principal and accrued interest (the “Outstanding Balance”) could be converted into that number of shares of common stock equal to: (i) the Outstanding Balance divided by (ii) a conversion price equal to 75% of the volume weighted average price of the common stock for the 5 trading days prior to the conversion date.

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

For the second series of Series A Notes, the notes could be converted into shares of common stock, commencing six months from issuance, at a conversion price equal to the lower of $24.00 per share or 75% of the volume weighted average price of the common stock for the five trading days prior to the conversion date.

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

DECEMBER 31, 2025 (Unaudited)

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

During the three and nine months ended December 31, 2025, and December 31, 2024, the Company recognized discount amortization of $nil and $nil as accretion and amortization expense. As of December 31, 2025, the discount on Series A convertible notes was fully amortized.

As of December 31, 2025, and March 31, 2025, the Company recorded $346,714 and $272,342, respectively, of interest accruals for the Series A Notes.

During the three and nine months ended December 31, 2025, the Company recognized interest expense of $24,948 and $74,373, respectively, on Series A convertible notes. During the three and nine months ended December 31, 2024, the Company recognized interest expense of $24,848 and $72,300, respectively, on Series A convertible notes.

Series B Convertible Notes

During the year ended March 31, 2021, the Company also issued $1,312,500 (face value) of convertible promissory notes (“Series B Notes”) to various accredited investors.

Commencing six months following the issuance date, any amount of the outstanding principal and accrued interest of the note (the “outstanding balance”) could be converted into that number of shares of common stock equal to: (i) the outstanding balance divided by (ii) the conversion price equal to seventy-five percent (75%) multiplied by the average of the three (3) lowest closing prices during the previous ten (10) trading days prior to the receipt of the conversion notice.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

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

During the year ended March 31, 2023, $555,600 (face value) of Series B Notes were converted into 126,833 common shares (Note 9 d).

During the year ended March 31, 2023, $126,680 (face value) of Series B Notes were redeemed by cash payment of $145,682. The redemption price was determined in accordance with the Series B Note. The difference between the redemption cash payment and the book value of the note redeemed, including the derivative liability associated to the note, was $24,408, and was recognized as a gain upon convertible note repayment.

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

As of March 31, 2025, there were no Series B Notes outstanding

As of December 31, 2025, and March 31, 2025, the Company recorded accrued interest of $88,881 and $88,881, respectively, related to the Series B Notes.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

During the three and nine months ended December 31, 2025, the Company recognized interest expense of $nil and $nil, respectively. During the three and nine months ended December 31, 2024, the Company recognized interest expense of $nil and $279, respectively.

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

Commencing six months following the issuance date of the Series C Notes, any amount of the outstanding principal and accrued interest could be converted into that number of shares of common stock equal to: the conversion amount divided by the “Optional Conversion Price”, which is defined as lower of (i) seventy-five percent (75%) of the VWAP for the five (5) trading days prior to the conversion date, or (ii) eighty percent (80%) of the gross sale price per share of common stock (or conversion or exercise price per share of common stock of any common stock equivalents) sold in a Qualified Financing (as defined therein).

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

DECEMBER 31, 2025 (Unaudited)

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

During the three and nine months ended December 31, 2025, the Company recognized discount amortization of $nil and $nil, respectively, on Series C Notes as accretion and amortization expense. As of December 31, 2025, and March 31, 2025, the remaining unamortized discount on Series C convertible notes was $nil.

During the three and nine months ended December 31, 2025, there were no conversions of convertible notes into common shares or shares to be issued. Accordingly, no debt settlements or related gains/losses upon conversion were recognized during the period.

During the nine months ended December 31, 2025, convertible notes with a face value of $58,333 and accrued interest of $18,670, were redeemed for a cash payment of $77,003. No gain or loss was recognized on the settlement of the host debt. The Company recognized a gain of $19,842 upon derecognition of the derivative liability associated with the convertible notes.

As of December 31, 2025, and March 31, 2025, the Company recorded accrued interest of $44,965 and $53,188, respectively, related to the Series C Notes.

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

During the nine months ended December 31, 2025, the Company made principal repayments in accordance with the terms of the note. As of December 31, 2025, the note had been fully repaid and no balance remained outstanding.

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

During the nine months ended December 31, 2025, the Company repaid $100,000 of the principal balance in accordance with the terms of the note. As of December 31, 2025, the outstanding principal balance was $150,000.

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

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

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

During the nine months ended December 31, 2025, the Company issued $1,365,000 in unsecured convertible promissory notes to private investors; $65,000 of the notes mature on their nine-month anniversary of issuance and bear interest of 10%; $500,000 of the notes mature on their twenty four-month anniversary of issuance and bear interest of 12%; $700,000 of the notes mature on their twenty four-month anniversary of issuance and bear 10% interest and $100,000 of the notes mature on their twenty four-month anniversary of issuance and bear 10.5% interest. All of the notes have conversion features except for $200,000 notes, that require the mutual consent of the investor and the Company. Since the conversion is not in control of the holder of the note, the Company did not recognize a derivative liability in connection with the conversion option of the notes. In addition, during the period, the Company repaid in full the $100,000 unsecured convertible promissory note issued in the prior fiscal year that matured on its nine-month anniversary, including all accrued interest thereon.

In connection with the issuance of the notes, the Company incurred financing fees of $46,500, which were capitalized as deferred financing costs and are presented as a deduction from the related debt liability in the consolidated balance sheet in accordance with ASC 835-30 and ASC 470-10. These costs are being amortized on a straight-line basis over the term of the notes, approximating the effective-interest method. During the three and nine months ended December 31, 2025, the Company recognized accretion expense of $7,167 and $10,806, respectively, related to amortization of deferred financing costs.

As of December 31, 2025, and March 31, 2025, the Company recorded accrued interest of $53,632 and $36,163, respectively, related to the Preferred Notes.

During the three and nine months ended December 31, 2025, the Company recognized interest expense of $70,949 and $180,221, respectively. During the three and nine months ended December 31, 2024, the Company recognized interest expense of $53,369 and $121,977, respectively.

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

As of March 31, 2025, respectively, the discount on the notes was fully amortized.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

Other Short-term loans and Promissory Notes

In December 2022, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs of $9,999. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 40 weeks. The Company was required to make weekly payments of $13,995 ($560,000 in the aggregate). As of March 31, 2025, respectively, the principal was fully repaid and discount for this loan was fully amortized.

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

In December 2022, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $600,000 (the “Principal Amount”). The note has a fixed rate of interest at 25% per annum payable monthly on the first day of every month. This promissory note matured on December 15, 2023, when the Principal Amount became due. The note has various default provisions which would, if triggered, result in the acceleration of the Principal Amount plus any accrued and unpaid interest. As of December 31, 2025, and March 31, 2025 the amount of principal outstanding on the note was $600,000, and accrued interest outstanding on the note was $13,236 and $12,723, respectively. The note continues to accrue interest, and no repayment demand notification was received from the noteholder. During the three and nine months ended December 31, 2025, the Company recorded interest expense of $37,808 and $113,014, respectively, related to the promissory note. During the three and nine months ended December 31, 2024, the Company recorded interest expense of $37,808 and $113,014, respectively, related to the promissory note.

On December 30, 2022, the Company extinguished 51,101 warrants that were originally issued to Series A Convertible Noteholders and replaced these warrants with a new promissory note issued to the same warrant holder. The new promissory note has principal balance of $270,000, stated interest of zero, and a maturity date of December 31, 2023. The fair value of this new promissory note was $248,479 as of the issuance date, which was calculated using a discount rate that was comparable to other loan issuance at the same time as well as the market bond rates at the time of the promissory note issuance. The difference between the fair value of the new note and its principal balance was $21,521, and was recognized as a discount, and amortized via effective interest rate method. The Company compared the fair value of the extinguished warrants immediately prior to extinguishment against the fair value of the new promissory note issued. During the year ended March 31, 2025, the obligation to repay the principal balance at the original maturity date was waived for a finance charge of $50,000, which the Company recorded as interest expense in the statement of operations. As of December 31, 2025, and March 31, 2025, the amount of principal outstanding on the note was $270,000, and the remaining unamortized discount was $nil. During the three and nine months ended December 31, 2025, the Company recognized no amortization of discount on this promissory note. During the three and nine months ended December 31, 2024, the Company also recognized no amortization of discount, presented as accretion and amortization expense. As of December 31, 2025, and March 31, 2025, the Company recorded accrued interest of $50,000 related to this promissory note.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

On March 29, 2023, the Company entered into an additional collateralized bridge loan agreement with a finance company that advanced gross proceeds of $300,000, prior to the deduction of issuance costs of $12,000. The issuance costs were recognized as a debt discount and would be amortized via the effective interest method. The term of this agreement is 40 weeks. The Company is required to make weekly payments of $5,250 for the first four weeks, and $11,083 for the remaining 36 weeks, which is $420,000 in aggregate. On July 18, 2023, the Company entered into an amendment with the finance company and increased total proceeds to $700,000. The proceeds from the amended loan balance were netted against previously outstanding balance of the loan, along with an issuance cost of $28,000. The term of this new loan agreement is 40 weeks. The Company is required to make weekly payments of $24,500, which is $980,000 in aggregate. The Company accounted for this amendment as a debt extinguishment and recognized a loss on the amendment of $59,161 in other expenses. The issuance costs on the amended loan were recognized as a debt discount and would be amortized via the effective interest method. During the three and nine months ended December 31, 2024, the Company recognized amortization of discount of $nil, respectively, and accretion expense of $nil and $4,152, respectively, related to the increase in present value of the loan over its term. During the three and nine months ended December 31, 2024, net repayments for the loan amounted to $20,000 and $211,500, respectively.

In June 2023, the Company entered into a secured revolving account purchase credit and inventory financing facility (the “Revolving Facility”) with a revolving loan lender, pursuant to which the lender may from time to time purchase certain discrete account receivables from the Company (with full recourse) or may make loans and provide other financial accommodations, the payment of which are guaranteed and secured by certain assets of the Company. In assigning the selling accounts receivables to the revolving loan lender, the Company is receiving 85% of their value as an advance of its regular collection of those receivables, limited to $1.2 million in financing, and expects to receive the remaining balance as part of normal collection activities. The inventory financing provided by this lender was limited to the lower of $0.3 million, or a 40% maximum of inventory balances. The Revolving Facility was accounted for as a secured borrowing. As of December 31, 2025, and March 31, 2025 the Company had drawn $1,043,554 and $1,541,797, respectively, in accounts receivable financing and $198,000 and $158,000, respectively, in inventory financing with aggregate principal outstanding of $1,241,554 and $1,699,797, respectively. During the three and nine months ended December 31, 2025, the Company recognized interest expense of $88,994 and $330,988, respectively. During the three and nine months ended December 31, 2024, the Company recognized interest expense of $117,133 and $324,851, respectively. As of December 31, 2025, and March 31, 2025 the Company recorded accrued interest of $29,762 and $28,052 related to the Revolving Facility.

On July 13, 2023, the Company entered into a separate short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $400,000, prior to the deduction of issuance costs of $24,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 14 weeks. The Company is required to make weekly payments of $38,705 ($540,000 in the aggregate). As of March 31, 2025, the principal was fully repaid and discount for this loan was fully amortized. No repayments were made during the nine months ended December 31, 2025.

On August 11, 2023, the Company issued two short term promissory notes (“August 2023 Notes”), each for a principal amount of $250,000, to one investor for aggregate gross proceeds of $500,000. The August 2023 Notes do not accrue interest, but contain administrative fees in the aggregate of $75,000. One of the notes matured three months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $25,000 was due. The second note matured six months from the issuance date upon which the principal amount of $250,000 and an administrative fee of $50,000 was due. The administrative fees were accrued as interest expenses for the period of the loans outstanding. As of March 31, 2025, no principal or accrued interest was outstanding on the August 2023 Notes, as the notes were fully repaid during the year ended March 31, 2025.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

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

During February 2024, the Company entered into a promissory note agreement with an individual investor that resulted in gross proceeds of $660,504. The note has a fixed rate of interest at 12% per annum on the principal amount, payable monthly. During September 2025, the company raised an additional $291,437 on similar terms. In connection with the September 2025 funding, the Company incurred financing fees of $31,080, which were capitalized as deferred financing costs and are presented as a deduction from the related debt liability in the consolidated balance sheet in accordance with ASC 835-30 and ASC 470-10. These costs are being amortized on a straight-line basis over the term of the note, approximating the effective-interest method. During the three and nine months ended December 31, 2025, the Company recognized accretion expense of $3,885 and $5,642, respectively, related to amortization of the deferred financing costs.

During July 2025, the Company entered into a financing arrangement with an individual investor, under which it received proceeds of $250,000 at annual interest of 15%, payable monthly. The Company incurred financing fees of $25,000 in connection with the arrangement, which were capitalized as deferred financing costs and are presented as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheet, in accordance with ASC 835-30 and ASC 470-10. The deferred financing costs are being amortized on a straight-line basis over the term of the unsecured bullet loan. For the three and nine months ended December 31, 2025, the Company recognized accretion expense of $6,250 and $12,500, respectively, related to amortization of the deferred financing costs. As of December 31, 2025, the principal outstanding was $250,000, and accrued interest was $3,125.

During August 2025, the Company received $1,150,000 from a commercial counterparty in connection related to financing arrangements. The amount received is repayable to the counterparty and has been recorded as a short-term loan within current liabilities in the accompanying balance sheet.

On December 1, 2025, the Company entered into a short-term bridge loan agreement with a collateralized merchant finance company that advanced gross proceeds of $250,000, after the deduction of issuance costs of $4,000. The issuance costs were recognized as a debt discount and amortized via the effective interest method. The term of the finance agreement is 41 weeks. The Company was required to make weekly payments of $8,500 ($342,900 in the aggregate). As of December 31, 2025, the amount of principal outstanding under this agreement was $235,215, and the remaining unamortized issuance cost discount was also $3,603

As of December 31, 2025, and March 31, 2025, the amount of principal outstanding on the note was $952,370 and $660,932. As of December 31, 2025, and March 31, 2025, accrued interest outstanding on the note was $158,276 and $86,455 respectively. The note, including the additional amount raised in September 2025 continues to accrue interest, and no repayment demand notification was received from noteholder. During the three and nine months ended December 31, 2025, the Company recognized interest expense of $32,056 and $71,821 related to the promissory note. During the three and nine months ended December 31, 2024, the Company recognized interest expense of $14,682 and $54,446, respectively, related to the promissory note.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“Lender’); as part of this, the Company has borrowed $12.4 million, with a maturity date of December 21, 2026. The principal accrues interest at the LIBOR Rate plus 10.5% per annum (subject to adjustment as set forth in the Credit Agreement). Interest payments are due each February, May, August and November commencing February 15, 2022. Pursuant to the Credit Agreement, the Company is required to make interest only payments for the first 24 months (which may be extended to 36 months under prescribed circumstances), after which payments will include principal amortization that accommodates a 40% balloon principal payment at maturity. The Company and the Lender have negotiated the terms under which the Company will be allowed to extend the interest-only period and delay the start of principal repayment. The negotiated terms indicate principal repayment of $2.4 million ($600,000 per quarter), during the final two years of the term. A current portion of the term loan of $2,400,000 was reported in the Company’s current liabilities as at December 31, 2025. Prepayment of amounts owing under the Credit Agreement is allowed under prescribed circumstances. Pursuant to the Credit Agreement the Company is subject to an Origination Fee of $120,000. Upon Termination of the Credit Agreement, the Company shall pay an Exit Fee, along with other fees that may be assessed during the term of the loan. As part of the loan transaction, the Company paid legal and professional costs of $50,000. Total costs directly in connection to the debt financing of $193,437 (professional fee $48,484; lender’s origination fee, due diligence fee, and other expenses of $144,953) were deducted from the gross proceeds of $12,000,000. The Company also repaid $1,574,068 of existing short-term loan and promissory notes and relevant accrued interests from the proceeds of the loan. Total costs directly in connection to the loan and fair value of warrants were $1,042,149. Such costs were accounted for as debt discount and amortized using the effective interest method. The amortization of such debt discount was included in the accretion and amortization expenses. During November 2022, unpaid interest of $364,000 was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance. In connection with the Credit Agreement, the Company issued 57,536 warrants to the Lender, which were fair-valued at $198,713 at issuance (Note 9). The warrants were accounted as part of the debt discount as well as a credit into additional paid-in capital and amortized using the effective interest method.

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

In December 2025, the Company issued 147,150 warrants to its term lender in connection with a forbearance agreement dated December 12, 2025. The warrants have an exercise price of $0.37 per share and were fair-valued at $38,078.

The amortization of such debt discount was included in the accretion and amortization expenses. For the three and nine months ended December 31, 2025, the amortization of debt discount expense was $152,556 and $496,623 respectively. For the three and nine months ended December 31, 2024, the amortization of debt discount expense was $52,857and $157,314 respectively.

Total interest expense on the term loan for the three and nine months ended December 31, 2025, amounted to $554,114 and $1,696,253, respectively. Total interest expense on the term loan for the three and six months ended December 31, 2024, amounted to $559,460 and $1,546,595, respectively. During November 2024, the unpaid interest of $1.5 million was added to the outstanding principal balance, since then interest onwards would be calculated on the updated principal balance.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

The Company had accrued interest payable of $592,172 and $720,123, respectively, as of December 31, 2025 and December 31, 2024.

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

As of December 31, 2025 and March 31, 2025, the Company recorded accrued interest of $nil for the EIDL loan.

Interest expense on the above loan was $8,231 and $26,120 for the three and nine months ended December 31, 2025, respectively, and $8,231 and $24,603 for the three and nine months ended December 31, 2024, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the nine months ended December 31, 2025 and March 31, 2025

	December 31 ,2025	March 31, 2025
	$	$
Derivative liabilities, beginning of period	1,478,717	1,435,668
New issuance [Note 9]	-	649,533
Change in fair value of derivatives during period	139,883	553,208
Reduction due to preferred shares converted [Note 9]	(207,623)	(1,159,692)
Derivative liabilities, end of period	1,410,976	1,478,717

The lattice methodology was used to value the derivative components of Preferred Stock, using the following assumptions during the nine months ended December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.8 – 4.3	3.7 – 5.1
Volatility (%)	143.3 – 194.2	91.2 – 194.2
Remaining terms (Years)	0.25 – 0.46	0.17 – 2.0
Stock price ($ per share)	0.26 – 0.58	0.24 – 1.34

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the nine months ended December 31, 2025 and March 31 2025:

	December, 31, 2025	March 31, 2025
	$	$

Balance beginning of period	424,400	991,866
Issuance	-	-
Conversion to common shares	-	(509,303)
Convertible note redemption	(19,842)	(59,011)
Change in fair value of derivative liabilities	28,224	648
End of derivative treatment	-	-
Balance end of period –	432,782	424,400

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the nine months ended December 31, 2025 and March 31, 2025, using the following assumptions:

	December 31, 2025	March 31, 2025
Risk-free rate for term (%)	0.1 - 4.4	0.1 – 5.2
Volatility (%)	134 - 197.7	91.2 – 194.4
Remaining terms (Years)	0.22 - 1.55	0.25 – 0.5
Stock price ($ per share)	0.29 - 0.69	0.24 – 1.45

9. STOCKHOLDERS’ DEFICIENCY

(a) Authorized and Issued Stock

As at December 31, 2025, the Company is authorized to issue 125,000,000 (March 31, 2025 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2025 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2025 – 20,000) are designated shares of Series A preferred stock and 600 (March 31, 2025 – 600) are designated shares of Series B preferred stock.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

At December 31, 2025, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totalled 27,968,383 (March 31, 2025 – 26,241,967) shares; these were comprised of 26,807,711 (March 31, 2025 – 26,081,295) shares of common stock and 160,672 (March 31, 2025 – 160,672) exchangeable shares. At December 31, 2025, there were 201 shares of Series A Preferred Stock issued and outstanding (March 31, 2025 – 201), and 335 shares of Series B Preferred Stock issued and outstanding (March 31, 2025 – 385). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at December 31, 2025 and March 31, 2025.

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of December 31, 2025 and 2024 was 201 and 200, respectively.

The Series A Preferred Stock is junior to the Company’s existing undesignated preferred stock, and unless otherwise set forth in the applicable certificate of designations, shall be junior to any future issuance of preferred stock. The purchase price for the Series A Preferred Stock to date has been $10,000 per share. Except as otherwise expressly required by law, the Series A Preferred Stock does not have voting rights and does not have any liquidation rights.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

(c) Series B Preferred Stock and Mezzanine Equity

On September 19, 2023, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale of 220 shares of the Company’s newly designated Series B Convertible Preferred Stock, at a purchase price of $9,091 per share, and after issuance related costs, the net proceeds received was $1,900,000.

During the three months ended March 31, 2024 a further 110 Series B preferred shares were issued for net proceeds of $925,000. During the year ended March 31, 2025, the Company issued a further 220 Series B preferred shares for net proceeds of $1,732,532.

During the three and nine months ended December 31, 2025, no Series B preferred shares were issued and no related proceeds were received. During the three and nine months ended December 31, 2024, 55 and 220 Series B preferred shares were issued for net proceeds of $nil and $1,732,532, respectively.

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

Holders of Series B Preferred Stock will be entitled to receive cumulative dividends, in shares of common stock or cash on the stated value at an annual rate of 8% (which will increase to 15% if a Triggering Event (as defined in the Series B Certificate of Designations) occurs. Dividends will be payable upon conversion of the Series B Preferred Stock, upon any redemption, or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Series B Certificate of Designations).

Holders of Series B Preferred Stock will be entitled to convert shares of Series B Preferred Stock into a number of shares of common stock determined by dividing the stated value (plus any accrued but unpaid dividends and other amounts due) by the conversion price. The initial conversion price was $3.50, subject to adjustment in the event the Company sells common stock at a price lower than the then-effective conversion price. Holders may not convert the Series B Preferred Stock to common stock to the extent such conversion would cause such holder’s beneficial ownership of common stock to exceed 4.99% of the outstanding common stock. In addition, the Company will not issue shares of common stock upon conversion of the Series B Preferred Stock in an amount exceeding 19.9% of the outstanding common stock as of the initial issuance date unless the Company receives shareholder approval for such issuances.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

During the three and nine months ended December 31, 2025, 25 and 30 Series B preferred shares converted along with dividends accrued thereon were converted into 1,006,103 and 1,716,416 common shares, respectively. During the three months ended December 31, 2025, the Company reduced the carrying value of mezzanine equity by $35,814 and reduced its accrued dividends liability by $64,055 in connection with the conversion activity and other equity measurement updates recorded in the quarter. For the nine months ended December 31, 2025, the Company reduced the carrying value of mezzanine equity by $171,488 pursuant to the conversion of 30 Series B preferred shares into common shares. For the nine months ended December 31, 2025, the Company reduced the carrying value of mezzanine equity by $114,326 pursuant to redemption of 20 Series B preferred shares. For nine months ended December 31, 2025, pursuant to the conversion and redemption of Series B preferred shares, the Company reduced its accrued dividends liability by $121,945.

The Company also reduced the fair value of derivative liabilities by $104,855 and $140,539 related to 30 Series B preferred shares converted into common shares during the three and nine months ended December 31, 2025, respectively. The Company recognized corresponding credits to common share par value and additional paid-in capital. During the nine months ended December 31, 2025, the Company reduced the fair value of derivative liabilities by $67,084 pursuant to redemption of 20 Series B preferred shares.

The conversion of Series B preferred shares into common shares were non-cash transactions.

A roll-forward of activity is presented below for the nine months ended December 31, 2025:

	December 31, 2025	March 31, 2025
	$	$
Balance beginning of period –	2,000,290	1,488,920
Net proceeds received pursuant to the issuance of preferred shares	-	1,732,532
Recognition of derivative liabilities	-	(649,533)
Redemption of convertible preferred shares	(114,326)	-
Conversion into common shares	(171,488)	(571,629)
Balance end of period	1,714,476	2,000,290

(d) Share issuances

Share issuances during the nine months ended December 31, 2025

During three and nine months ended December 31, 2025, the Company issued 1,006,103 and 1,716,416 common shares to Series B preferred shareholders in connection with Series B preferred share conversions.

During the three months ended December 31, 2025, the Company issued 10,000 common shares for services received with a fair value of $3,770, which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

Share issuances during the nine months ended December 31, 2024

During the three and nine months ended December 31, 2024, the Company issued nil and 320,321 common shares to Series B preferred shareholders, respectively, in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions.

In October 2024, the Company issued 1,197,770 common shares on partial conversion of 25 shares of Series B Preferred Stock, and a further 233,441 additional common shares required to complete its conversion obligation of a conversion of 25 shares of Series B Preferred Stock that was triggered on July 11, 2024. During the three and nine months ended December 31, 2024, the Company issued another 1,431,181 and 2,867,448 common shares to Series B preferred shareholders upon a conversion offer of 25 and 75 Series B preferred shares, respectively (see Note 9(c)). During that same period, the Company issued 100,000 shares of common stock valued at $26,000 to a consultant as part of agreed contract remuneration.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

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

The Company issued 1,000,413 common shares in settlement of $741,316 due to a shareholder which was part of the accounts payable. The Company recognized a loss upon debt extinguishment of $249,093, which was the difference between the accounts payable settled and the fair value of common shares issued. The loss was included as part of the other income (expense) in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

(e) Shares to be issued

Activity during the nine months ended December 31, 2025

None.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

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

(f) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the nine months ended December 31, 2025

In December 2025, the Company issued 147,150 warrants to its term lender in connection with a forbearance agreement dated December 12, 2025. The warrants have a strike price of $0.37 per share and were fair-valued at $38,078. The fair value was determined by using black scholes model with expected life of 7-year, risk free interest of 3.95% and volatility of 103%.

Warrant exercises and issuances during the nine months ended December 31, 2024

None.

Warrant activity during the nine months ended December 31, 2025 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2025	808,927	1,438,994	868,098	3,116,019
Warrant Issuance during the period	147,150	-	-	147,150
As at December 31, 2025	956,077	1,438,994	868,098	3,263,169

Exercise Price	$0.37 to $37.56	$0.43 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to Dec 2032	October 2027

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

The Plan shall continue in effect until its termination by the board of directors or committee formed by the board; provided, however, that all awards shall be granted, if at all, on or before the day immediately preceding the tenth (10th) anniversary of the effective date. The maximum number of shares of stock that may be issued under the Plan is 1,241,422 shares; provided that the maximum number of shares of stock that may be issued under the Plan increases on January 1 of each year for not more than 10 years from the effective date, so the number of shares that may be issued is an amount no greater than 20% of the Company’s outstanding shares of stock and shares of stock underlying any outstanding exchangeable shares as of such January 1; provided further that no such increase shall be effective if it would violate any applicable law or stock exchange rule or regulation, or result in adverse tax consequences to the Company or any participant that would not otherwise result but for the increase.

During the three and nine months ended December 31, 2025, the Company granted nil stock options and during the three and nine months ended December 31, 2024, the Company granted 250,000 and 291,559 stock options, respectively. The Company recorded stock-based compensation of $6,001 and $17,937 respectively, during the three and nine months ended December 31, 2025 and $56,885 and $115,863, respectively, during the three months ended December 31, 2024, under selling, general and administrative expenses with corresponding credit to additional paid in capital. The stock-based compensation expense recognized during the period relates to unvested stock options granted in prior periods.

As of December 31, 2025, options outstanding were 3,067,830 with the weighted average exercise price of $1.14.

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective nine month periods ended December 31:

	December 31, 2025	December 31, 2024
Exercise price ($)	0.43 – 0.43	0.2899 - 0.8997
Risk free interest rate (%)	4.24 – 4.33	4.13% - 4.43%
Expected term (Years)	1.46 – 5.00	2.00 - 6.50
Expected volatility (%)	113.9% - 142.2%	103.26% -128.43%
Expected dividend yield (%)	0	0.00
Fair value of option ($)	1.097 – 1.360	0.178-0.733
Expected forfeiture (attrition) rate (%)	0	0.00

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

The Company also adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees of the Company and the Company’s designated subsidiaries the ability to purchase shares of the Company’s common stock at a discount, subject to various limitations. Under the ESPP, employees will be granted the right to purchase common stock at a discount during a series of successive offerings, the duration and timing of which will be determined by the ESPP administrator. In no event can any single offering period be longer than 27 months. The purchase price for each offering will be established by the administrator. With respect to an offering under Section 423 of the Internal Revenue Code of 1986 (“Section 423 Offering”), in no case may such purchase price be less than the lesser of (i) an amount equal to 85% of the fair market value on the commencement date, or (ii) an amount not less than 85% of the fair market value the on the purchase date. In the event of financial hardship, an employee may withdraw from the ESPP by providing a request at least 20 business days before the end of the offering period. Otherwise, the employee will be deemed to have exercised the purchase right in full as of such exercise date. Upon exercise, the employee will purchase the number of whole shares that the participant’s accumulated payroll deductions will buy at the purchase price. If an employee wants to decrease the rate of contribution, the employee must make a request at least 20 business days before the end of an offering period (or such earlier date as determined by the administrator). An employee may not transfer any rights under the ESPP other than by will or the laws of descent and distribution. During a participant’s lifetime, purchase rights under the ESPP shall be exercisable only by the participant.

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

	December 31, 2025	March 31, 2025
Right of Use Asset	$	$
Beginning balance	812,053	1,221,593
Amortization	(343,626)	(409,540)
Ending balance	468,427	812,053

	December 31, 2025	March 31, 2025
Lease Liability	$	$
Beginning balance at March 31	929,116	1,386,486
Repayment and interest accretion, net	(389,718)	(457,370)
Ending balance at December 31	539,398	929,116

	December 31, 2025	March 31, 2025
Lease Liability	$	$
Current portion of operating lease liability	539,398	531,286
Noncurrent portion of operating lease liability	—	397,830

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2025 (Unaudited)

(Expressed in US dollars)

The operating lease expense was $460,416 for the nine months ended December 31, 2025 (2024: $437,466) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $450,591 and $437,466 during the nine months ended December 31, 2025 and December 31, 2024, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at December 31, 2025:

Calendar year	$
2026	565,359
Total undiscounted lease liability	565,359
Less: imputed interest	25,961
Total	539,398

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at December 31, 2025 or March 31, 2025 and, consequently, no provision for such has been recognized in the condensed consolidated interim financial statements.

12. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the nine months ended December 31, 2025, and December 31, 2024. The Company recognized depreciation expense for these assets of $4,465 and $4,465, respectively, during the nine months ended December 31, 2025, and 2024.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2025	16,839	12,928	29,767
Balance at December 31, 2025	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2025	11,409	8,759	20,168
Depreciation for the period	2,526	1,939	4,465
Disposals	—	—	—
Balance at December 31, 2025	13,937	10,696	24,633

Net book value
Balance at March 31, 2025	5,430	4,169	9,599
Balance at December 31, 2025	2,902	2,232	5,134

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events during the period from January 1 to February 11, 2026, the date the condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following material subsequent events:

●	Pursuant to notice received by the Company on November 14, 2025 to convert Series B Convertible Preferred Stock with an aggregate stated value of $250,000 together with aggregate accrued dividends of $64,055, and the Company’s concurrent net issuance of 919,912 shares, the Company received an additional notice to issue 789,604 shares at a conversion price of $0.184 per share, which were issued in January 2026.

●	On February 6, 2026, the Company entered into a note term extension agreement with a convertible note investor to extend the term of a $114,303 note bearing interest of 8% by 24 months to February 2028.

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

Results of Operations

The following table sets forth our results of operations for the nine months ended December 31, 2025, and 2024.

	For the nine months ended December 31,
	2025	2024	Period to Period Change
Revenue	$11,747,607	$10,087,697	$1,659,910
Cost of revenue	2,197,833	2,501,387	(303,554)
Gross profit	9,549,774	7,586,310	1,963,464
Gross Margin	81.3%	75.2%	6.1%

Operating expenses:
Selling, general and administrative	6,630,567	7,596,717	(966,150)
Research and development	1,922,528	1,583,093	339,435
Total operating expenses	8,553,095	9,179,810	(626,715)
Profit (Loss) from operations	996,679	(1,593,500)	2,590,179

Interest expense	(2,521,012)	(2,370,286)	(150,726)
Accretion and amortization expenses	(541,183)	(1,775,744)	1,234,561
Change in fair value of derivative liabilities	(168,306)	(468,280)	299,974
Gain (loss) upon convertible promissory note conversion and redemption	19,842	(149,658)	169,500
Other income	134,023	(127,974)	261,997
Net loss before income taxes	(2,079,957)	(6,485,442)	4,405,485
Income taxes	—	—	—
Net loss before dividends	$(2,079,957)	$(6,485,442)	$4,405,485

This is the third consecutive quarter that Company has reported positive profit from operations, before deducting various costs of capital such as interest and dividends.

Net loss before dividends for the nine months ended December 31, 2025, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

The Company earned combined device sales and technology fee income of $11.7 million during the nine months ended December 31, 2025 – 16.5% growth in revenue over the $10.1 million earned in the prior year comparable quarter.

Technology fee revenue increased to $10.5 million during the nine months ended December 31, 2025, which is an 11% increase over the corresponding nine-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 10.5% of our total revenue, or $1.2 million for the nine-month period ended December 31, 2025. Gross profit percentage was 81.3% for the nine months ended December 31, 2025, compared to 75.2% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given consistent gross margin on technology fees of approximately 82.1%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where we expect technology fees to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 89.5% of total revenue for the nine-month period ended December 31, 2025.

Operating Expenses

Total operating expenses for the nine months ended December 31, 2025, were $8.5 million as compared to $9.2 million for the nine months ended December 31, 2024. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the nine months ended December 31, 2025 was $6.6 million, compared to approximately $7.6 million during the nine months ended December 31, 2024 – a 12.7% reduction. The reduction was a result of increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the nine months ended December 31, 2025 we recorded research and development expenses of $1.9 million, compared to $1.6 million for the nine months ended December 31, 2024. The research and development activity related to both existing and new products. The increase in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the nine months ended December 31, 2025 and 2024, we incurred interest expenses of $2.5 million and $2.4 million, respectively. The increase in interest expense during the current period was the result of an increase in borrowings when compared to the prior year period.

Accretion and amortization expenses

For the nine months ended December 31, 2025 and 2024, we incurred accretion expenses of $0.5 million and $1.8 million, respectively. The expense for the period decreased due to full amortization of Convertible Notes Series C.

Change in fair value of derivative liabilities

For the nine months ended December 31, 2025 and 2024, we recognized a loss of $168 thousand versus a gain of $468 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Gain (loss) upon convertible promissory notes conversion

During the nine months ended December 31, 2025 and 2024, we recorded a gain of $20 thousand versus a loss of $150 thousand, respectively, related to the redemption and conversion of our convertible promissory notes. The change of gain or loss upon conversion upon convertible notes conversion was largely the result of increased volumes of conversions in the current period as compared to comparable period in the prior year.

Other income (expense)

During the nine months ended December 31, 2025, we recognized $134 thousand in net other income, which consisted of processing fees and late payment charges. During the nine months ended December 31, 2024, we recognized $128 thousand in other expense, which consisted of loss on debt extinguishment, income from late payment charges, as well as the financing component contained in our revenue contracts.

The following table sets forth our results of operations for the three months ended December 31, 2025, and 2024.

	For the three months ended December 31,
	2025	2024	Period to Period Change
Revenue	$3,987,819	$3,619,108	$368,711
Cost of revenue	736,343	855,140	(118,797)
Gross profit	3,251,476	2,763,968	487,508
Gross Margin	81.5%	76.4%	5.16%

Operating expenses:
Selling, general and administrative	2,186,994	2,381,734	(194,740)
Research and development	623,567	551,216	72,351
Total operating expenses	2,810,561	2,932,950	(122,389)
Profit (Loss) from operations	440,915	(168,982)	609,897

Interest expense	(810,339)	(849,538)	(39,199)
Accretion and amortization expenses	(185,470)	(291,128)	(105,658)
Change in fair value of derivative liabilities	(134,335)	32,339	(125,564)
Gain (loss) upon convertible promissory note conversion and redemption	11,409	(17,357)	(28,766)
Other income	(39,247)	65,512	(104,759)
Net loss before income taxes	(717,067)	(1,229,154)	512,087
Income taxes	—	—	—
Net loss before dividends	$(717,067)	$(1,229,154)	$512,087

Net loss before dividends for the three months ended December 31, 2025, demonstrate year-over-year revenue growth and improvements in key operating metrics. Specifically, our recurring technology fees, device sales, and gross margins all demonstrated positive growth while maintaining cost control through management’s efforts to ensure cost reduction and expense management in order to make progress on its plan to achieve positive cash flow and profitability.

Revenue and cost of revenue

The Company earned combined device sales and technology fee income of $4 million during the three months ended December 31, 2025 – 10.2% growth in revenue over the $3.6 million earned in the prior year comparable quarter.

Technology fee revenue increased to $3.63 million during the three months ended December 31, 2025, which is a 7.4% increase over the corresponding three-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales comprised 8.8% of our total revenue, or $351 thousand for the three-month period ended December 31, 2025. Gross profit percentage was 81.5% for the three months ended December 31, 2025, compared to 76.4 % in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given strong gross margin on technology fees of approximately 82.8%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where we expect technology fees to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 91.2% of total revenue for the three-month period ended December 31, 2025.

Operating Expenses

Total operating expenses for the three months ended December 31, 2025, were $2.8 million compared to $2.93 million for the three months ended December 31, 2024. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the three months ended December 31, 2025, was $2.2 million, compared to approximately $2.4 million during the three months ended December 31, 2024 – a 8.2% reduction. The reduction was a result of increased monitoring of spending efficiency over our fixed general and administrative expenses in the current period.

Research and development expenses

For the three months ended December 31, 2025, we recorded research and development expenses of $0.62 million, compared to $0.6 million for the three months ended December 31, 2024. The research and development activity related to both existing and new products. The increase in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

For the three months ended December 31, 2025, and 2024, we incurred interest expenses of $0.8 million and $0.85 million, respectively. The decrease in interest expense during the current period was the result of the decrease in borrowings compared to the prior year period.

Accretion and amortization expenses

For the three months ended December 31, 2025, and 2024, we incurred accretion expenses of $0.2 million and $0.3 million, respectively. The decrease in the current quarter is due to a comparatively lower number of convertible notes outstanding.

Change in fair value of derivative liabilities

For the three months ended December 31, 2025, and 2024, we recognized a loss of $134 thousand versus a gain of $32 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Gain (loss) upon convertible promissory notes conversion

During the three months ended December 31, 2025, and 2024, we recorded a gain of $11 thousand versus a loss of $17 thousand, respectively, related to the redemption and conversion of our convertible promissory notes.

Other income (expense)

During the three months ended December 31, 2025, we recognized $39 thousand in net other expense, which consisted of loss on debt extinguishment, income from late payment charges, as well as income attributed to the financing component provisions contained in our revenue contracts. During the three months ended December 31, 2024, we recognized $65 thousand in net other expense attributed to non-operating costs from note modifications, transaction expense on the Series B preferred share issuance, and the financing component provisions contained in our revenue contracts.

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

The Company has reported positive EBITDA for the third consecutive quarter. The Company reported EBITDA of approximately $1 million for the nine months ended December 31, 2025, compared to negative $2.3 million in the corresponding period of the prior year.

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

Management considers the EBITDA and adjusted EBITDA measures for the three and nine month period ended December 31, 2025, which improved by 491% and 144%, respectively, when compared to the corresponding prior year period, to be indicators of the Company’s progress towards breakeven profitability as well as improvement towards operating cash-flow break-even.

EBITDA and Adjusted EBITDA

	Three months ended December 31, 2025	Three months ended December 31, 2024	Nine months ended December 31, 2025	Nine months ended December 31, 2024
	$	$	$	$
Net loss attributable to common stockholders	(1,148,067)	(1,318,546)	(2,674,683)	(9,919,867)
Add:
Provision for income taxes	—	—	—	—
Interest expense	810,339	849,538	2,521,012	2,370,286
Accretion and amortization expenses	185,470	291,128	541,183	1,775,744
Depreciation	1,488	1,488	4,465	4,465
Preferred stock dividends (2)	431,000	89,392	594,726	3,434,425
EBITDA	280,230	(87,000)	986,703	(2,334,947)

Add (Less)
Share based compensation (1)	6,001	56,938	17,937	172,802
Other (income)/loss (3)	39,247	(65,512)	(134,023)	127,974
(Gain) loss upon convertible promissory notes conversion and redemption (3)	(11,409)	17,357	(19,842)	149,658
Fair value change on derivative liabilities (3)	134,335	(32,339)	168,306	468,280
Adjusted EBITDA	448,404	(110,555)	1,019,081	(1,416,233)

Weighted average number of common shares outstanding	27,590,766	24,232,369	26,883,125	19,916,489

Adjusted Loss per Share, Basic and Diluted	0.010	(0.005)	0.038	(0.071)

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a loss of 15 thousand versus a loss of $77 thousand for the three months ended December 31, 2025 and 2024, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

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

On December 31, 2025, we had cash deposits in the aggregate of approximately $256 thousand.

The Company has consistently reported positive Free Cash Flows for last six quarters, which is defined as the operating cash flow generated by the Company that is available to pay for dividend and interest obligations. Free Cash Flow is a non-generally accepted accounting principle (“non-GAAP”) measure that represents the cash that the Company generates from its operations after deducting cash used on operating expenses and any capital asset spending. Unlike other accounting measures such as earnings or net income, this measure of profitability excludes non-cash expenses, but includes spending on capital assets and changes in working capital on the Company’s Balance Sheet. This is a key measure that management and investors use to evaluate progress towards Company profitability.

	9 months ended December 31, 2025	9 months ended December 31, 2024
	$	$
Net cash used in operating activities	698,050	1,979,392
Add:
Interest expense	2,494,036	2,370,286
Less:
Investment in capital assets	—	—
Free Cash Flows	1,795,986	390,894

Weighted average number of common shares outstanding	26,883,125	19,916,489

Free Cash Flow per Share, Basic and Diluted	0.07	0.02

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	December 31,
	2025	2024
Net cash generated (used) in operating activities	$(698,050)	$(1,979,392)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	649,282	1,764,239
Net Increase (decrease) in cash	$(48,768)	$(215,153)

Net Cash Generated (Used) in Operating Activities

During the nine months ended December 31, 2025, we used cash in operating activities of $698 thousand. compared to $1.98 million cash used for the corresponding prior year period. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil and Nil during the nine months ended December 31, 2025 and 2024.

Net Cash Provided by (Used in) Financing Activities

Net cash provided in financing activities was $649 thousand compared to net cash provided of $1.76 million during the nine months ended December 31, 2025 and 2024, respectively.

For the nine months ended December 31, 2025, the net cash provided by financing activities was primarily due to a short term loan of $1.54 million, the proceeds of which were used to make a principal payment of $600 thousand towards the Term Loan; the Company used cash to redeem $200 thousand of Series B preferred stock.

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

During the nine months ended December 31, 2025, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K/A filed on July 18, 2025.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of February 2026.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

