Form 10-K
period 2026-03-31
BIOTRICITY INC.
filed 2026-07-14
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40761

BIOTRICITY INC.

(Exact name of registrant as specified in its charter)

nevada	30-0983531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

203 Redwood Shores Parkway, Suite 600
Redwood City, CA 94065 and 75 International Blvd., Suite 300, Toronto, ON, Canada
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,498,522.

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 14, 2026, was 20,074,675 (not including 160,672 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOTRICITY INC.

Form 10-K

For the Fiscal Year Ended March 31, 2026

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

We developed our Bioflux® (“Bioflux”) COM technology, which has received clearance from the U.S. Food and Drug Administration (“FDA”), comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, to assess, establish and develop sales processes and market dynamics. Full market release of the Bioflux device for commercialization occurred in April 2019. The fiscal year ended March 31, 2021 marked our first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, we commenced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance our ecosystem, in 2022, we announced the launch of our Biocore Cardiac Monitoring Device (“Biocore”, previously branded as Biotres), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. Late in 2024, we launched the cellular version of that same device, the Biocore Pro, which is now our flagship technology. We have since expanded our sales efforts to 35 states and intend to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. Cardiac disease is ranked as the number one chronic care disease in the US and most markets globally, making our technology useful across the globe. As such, we are pursuing and have achieved regulatory approvals in several key jurisdictions in preparation of future distribution efforts outside of the US. We believe our technological and clinical advantage combined with our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for us, and enables a more efficient market penetration and distribution strategy.

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

We are incorporated in the State of Nevada and our headquarters are in Nevada and Ontario. Our principal executive office is located at 203 Redwood Shores Pkwy Suite 600, Redwood City, California, and our telephone number is (800) 590-4155. Our website address is www.biotricity.com. The information on our website is not part of this Annual Report on Form 10-K.

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

In January 2022, we received the 510(k) FDA clearance of our Biocore (previously named Biotres) patch solution, which is a novel product in the field of Holter monitoring. This three-lead technology can provide connected Holter monitoring that is designed to produce more accurate arrythmia detection than is typical of competing remote patient monitoring solutions. It is also foundational, since this platform technology has a pipeline of development expansions focused on clinical applications which are currently unavailable in the market. In October 2023, we launched the cellular version of this device, the Biocore Pro.

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

COM

The Bioflux and Biocore Pro solutions are deployed into physicians’ offices, clinics, hospitals, and IDTFs. For the prescribing physician, the COM diagnostic read is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for an COM diagnostic read are available under the American Medical Association Current Procedural Terminalogy, with a current average reimbursement rate of $850 per read (a read is between 1 and 30 days long).

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

Holter/Extended Holter

The Biocore solution is purpose-built for the holter and extended holter market and is deployed into physicians’ offices, clinics, hospitals, and IDTFs. For the prescribing physician, the Holter/Extended Holter diagnostic read is a reimbursable service from payers such as Medicare and insurance companies. In the United States, billing codes for a Holter and Extended Holter diagnostics are available under the American Medical Association Current Procedural Terminalogy, with a current blended average reimbursement rate of $200 per test, where a test is between 1 and 21 days long.

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

Future Markets

In the next few years, we intend to expand use of our technology platform with medical-grade solutions for the monitoring of implantable cardiac devices, diabetes, sleep apnea, chronic pain, as well as fetal monitoring, and other adjacent healthcare and lifestyle markets.

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

We incurred research and development costs of $2.7 million for the fiscal year ended March 31, 2026 and $2.2 million for the fiscal year ended March 31, 2025.

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

We have not been profitable, and cannot definitely predict when we will achieve profitability, if ever. We have experienced net losses historically. We do not anticipate generating significant revenues until we successfully continue to develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of new products. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2026, we had an accumulated deficit of $142,570,243.

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

As of March 31, 2026, in addition to our accounts payable, we had aggregate outstanding indebtedness of $26.7 million compared to $25.2 million for the year ended March 31, 2025. This level of indebtedness could:

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

As of March 31, 2026, the Company had $149,789 in cash, accumulated deficit of $142,570,243 and cash flow used in operations of $ 720,955 for the fiscal year then ended. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. These conditions raise doubt about the Company’s ability to continue as a going concern and accordingly our auditors have included a going concern opinion in our annual report. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) engage in very limited activities without incurring any liabilities that must be satisfied in cash; and (b) offer noncash consideration and seek equity lines as a means of financing its operations. Additionally, the Company’s plan includes certain scheduled research and development activities and related clinical trials which may be deferred as needed. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

We have 29,402,934 outstanding shares as of June 20, 2026, of which 13,940,360 are unrestricted shares of common stock, such that a large number of shares of our common stock could be made available for sale in the public market, which could harm the market price of the stock. We also have 160,672 Exchangeable Shares, directly exchangeable into an equivalent number of shares of common stock, which could be exchanged and made available for sale in public markets,

Our largest stockholder will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, effective, as of March 31, 2026. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is traded on OTCQB under the symbol “BTCY” since August, 2024. On March 31, 2026 the closing price of our common stock as reported on OTCQB was 0.236 per share.

Shareholders of Record

As of June 20, 2026, an aggregate of 29,402,934 shares of the Company’s common stock were issued and outstanding and owned by approximately 130 named shareholders of record. As of June 20, 2026, 160,672 Exchangeable Shares were also issued and outstanding and held by approximately 10 holders of record. The numbers of record holders do not include beneficial owners holding shares through nominee names.

As of June 20, 2026 there is also one share of the Special Voting Preferred Stock issued and outstanding, held by the Trustee, 201 Series A 335 Series B preferred shares issued and outstanding and owned by one respective shareholder each.

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

Issuance of Securities

During the year ended March 31, 2026, the Company issued 2,506,020 common shares for conversion of preferred shares. The Company issued 10,000 common shares for services provided.

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

Shown below is information as of March 31, 2026 with respect to the common stock of the Company that may be issued under its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,048,663	$1.13	5,609,877

Warrants granted to Directors and Officers (2)	1,436,216	$0.43	-

Total	4,484,879	1.56	5,609,877

(1)	Includes the Company’s 2016 Equity Incentive Plan and includes options to purchase shares of our common stock granted to Mr. Al-Siddiq pursuant to his employment agreement , as well as options previously issued to employees. On February 14, 2025, 933,000 options previously granted to Mr. Al-Siddiq at various exercise prices were cancelled and replaced by a new grant of 900,000, vesting immediately, with an exercise price of $0.43. A further 250,000 options granted to My Al-Siddiq in July 2024 related to compensation for fiscal 2024 and have a vesting schedule over 3 years and an exercise price of $1.20 per common share. On February 14, 2025, new grants of 125,000, 125,000 and 25,000 were also issued to Mr. Rosa, Bhuiyan and McClurg, respectively as part of their board compensation; These options vested on grant, with an exercise price of $0.43. Mr. Rosa and Mr. McClurg had been granted a further 84,326 and 7,210 options, respectively. at various exercise prices as part of their board compensation of previous years. Another 348,923 options had been granted and were outstanding as issued and to employees of the Company at various times and exercise prices, within the 2016 Equity Incentive Plan. This also includes the Company’s 2023 Equity Incentive Plan, from which 1,200,000 options were granted to employees; these vested immediately, and were granted at an exercise price of $0.43 per share to employees on February 14, 2025 as part of their share-based compensation.

(2)	This category relates to employees who, at the time of grant, were not part of the Company’s 2016 or 2023 Equity Incentive Plans. It includes a grant or warrants to Mr. Ayanoglou on February 14, 2025 of 500,000 warrants, with immediate vesting, to purchase common stock, an exercise price of $0.43 per common share. It also includes a grant to another employee of 700,000 warrants on that same date and with the same terms. Both of these grants were part of employee compensation.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2026 and should be read in conjunction with our consolidated financial statements and related notes of the Company as of and for the fiscal years ended March 31, 2026 and 2025 contained elsewhere in this Annual Report on Form 10-K. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

We initially developed our FDA-cleared Bioflux® COM technology, comprised of a monitoring device and software components, which we made available to the market under limited release on April 6, 2018, in order to assess, establish and develop sales processes and market dynamics. The fiscal year ended March 31, 2021 marked the Company’s first year of expanded commercialization efforts, focused on sales growth and expansion. In 2021, the Company announced the initial launch of Bioheart, a direct-to-consumer heart monitor that offers the same continuous heart monitoring technology used by physicians. In addition to developing and receiving regulatory approval or clearance of other technologies that enhance its ecosystem, in 2022, the Company announced the launch of its Biocore Cardiac Monitoring Device (“Biocore”, previously branded as Biotres), a three-lead device for ECG and arrhythmia monitoring intended for lower risk patients, a much broader addressable market segment. The Biocore Pro, which is a cellular version of this device is now our flagship technology. We have expanded our sales efforts to 35 states, with intention to expand further and compete in the broader US market using an insourcing business model. Our technology has a large potential total addressable market, which can include hospitals, clinics and physicians’ offices, as well as other Independent Diagnostic Testing Facilities (“IDTFs)”. We believe our solution’s insourcing model, which empowers physicians with state-of-the-art technology and charges technology service fees for its use, has the benefit of a reduced operating overhead for the Company, and enables a more efficient market penetration and distribution strategy.

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

The Company identified the importance of recent developments in accelerating its path to profitability, including the launch of important new products identified, which have a ready market through cross-selling to existing large customer clinics, and large new distribution partnerships that allow the Company to sell into large hospital networks. Additionally, in September 2022, the Company was awarded a NIH Grant from the National Heart, Blood, and Lung Institute for AI-Enabled real-time monitoring, and predictive analytics for stroke due to chronic kidney failure. This is a significant achievement that broadens our technology platform’s disease space demographic. The grant focusses on Bioflux-AI as an innovative system for real-time monitoring and prediction of stroke episodes in chronic kidney disease patients. The Company received $238,703 under this award in March 2023, used to defray research, development and other associated costs, and continues to use AI to enhance its technology and make its operations more efficient.

Results of Operations

Biotricity incurred a net loss attributed to common stockholders of $3,128,458 (loss per share of $ 0.115) during the year ended March 31, 2026 as compared to $11,942,000 (loss per share of $0.555) during the year ended March 31, 2025. From the Company’s inception in 2009 through March 31, 2026, the Company has generated an accumulated deficit of $142,570,243. We devoted, and expect to continue to devote, significant resources in the areas of sales and marketing and research and development costs. We also expect to incur additional operating losses, as we build the infrastructure required to support higher sales volume.

Comparison of the Fiscal Years and the Three Months Periods Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the fiscal years ended March 31, 2026 and 2025.

	Year Ended March 31, 2026	Year Ended March 31, 2025	YTD vs PYYTD
	$	$

REVENUE	15,998,239	13,790,294	2,207,945

Cost of Revenue	3,049,441	3,225,803	(176,362)
GROSS PROFIT	12,948,798	10,564,491	2,384,307

EXPENSES
Selling, general and administrative expenses	8,493,365	10,857,797	(2,364,432)
Research and development expenses	2,764,197	2,155,660	608,537
TOTAL OPERATING EXPENSES	11,257,562	13,013,457	(1,755,895)
INCOME (LOSS) FROM OPERATIONS	1,691,236	(2,448,966)	4,140,202

Other income/(expense) [Note 3]	159,978	(78,569)	238,547
Interest expense	(3,361,950)	(3,262,038)	(99,912)
Gain/(Loss) upon convertible promissory notes conversion and redemption [Note 8]	19,842	(137,934)	157,776
Accretion and amortization expenses	(745,896)	(1,939,816)	1,193,920
Change in fair value of derivative liabilities [Note 8]	(167,349)	(553,856)	386,507
NET LOSS BEFORE INCOME TAXES	(2,404,139)	(8,421,179)	6,017,040

Income taxes	—	—
NET LOSS BEFORE DIVIDENDS	(2,404,139)	(8,421,179)	6,017,040

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025.

	3 Months Ended March 31, 2026	3 Months Ended March 31, 2025	QoPYQ
	$	$

REVENUE	4,250,632	3,702,597	548,035
			-
Cost of Revenue	851,608	724,416	127,192
GROSS PROFIT	3,399,024	2,978,181	420,843,

EXPENSES			-
Selling, general and administrative expenses	1,862,798	3,261,080	(1,398,282)
Research and development expenses	841,669	572,567	269,102
TOTAL OPERATING EXPENSES	2,704,467	3,833,647	(1,129,180)
INCOME (LOSS) FROM OPERATIONS	694,557	(855,466)	1,550,023

Other income/(expense) [Note 3]	25,955	49,405	(23,450)
Interest expense	(840,938)	(891,752)	(50,814)
Gain/(Loss) upon convertible promissory notes conversion and redemption [Note 8]	—	11,724	11,724
Accretion and amortization expenses	(204,713)	(164,072)	40,641
Change in fair value of derivative liabilities [Note 8]	957	(85,576)	(86,553)
NET LOSS BEFORE INCOME TAXES	(324,182)	(1,935,737)	1,611,555

Income taxes	—	—
NET LOSS BEFORE DIVIDENDS	(324,182)	(1,935,737)	1,611,555

Revenue and cost of revenue

Through the efforts of our sales force to increase our geographic footprint, we have launched sales in 35 U.S. states by March 31, 2026. The Company earned combined device sales and technology fee income totaling $16.0 million during the year ended March 31, 2026, a 16.0% increase over the $13.8 million earned in the preceding fiscal year. During three months ended March 31, 2026, the Company earned total sales of $4.25 million, a 14.8 % increase over the $3.70 million sales earned in the corresponding quarter in prior year.

Our gross profit percentage was 81% during the year ended March 31, 2026 as compared to 76.6% during the comparable prior year period. The increase in average margins was a result of increase of technology sales as a percentage of total sales, since these enjoy a higher margin than device sales. Gross margin on technology sales was 84.3 % for the year ended March 31, 2026, which improved significantly from the prior year technology sales gross margin of 79.8%, as a result of the Company’s continuous efforts to improve efficiency in delivering those services. We expect the gross margin related to technology fees to continue improving going forward as we achieve greater economy of scale, including the cost of monitoring. Given the improved gross margin on technology fees and an evolving revenue mix where technology fees are expected to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time.

Gross profit percentage on technology fees was 90.1% during three months ended March 31, 2026 as compared to 82.7% in the corresponding quarter in the prior year. This was mainly a result of increased study revenue from an increased number of studies performed at a lower cost of revenue due to economy of scale and continued efforts to reduce the cost per study.

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2026 were $11.25 million compared to $13.0 million for the fiscal year ended March 31, 2025. Total operating expenses for the three months ended March 31, 2026 were $2.7 million as compared $3.8 million for the three months ended March 31, 2025. See further explanations below.

Selling, General and administrative expenses

Our selling, general and administrative expenses for the fiscal year ended March 31, 2026 decreased to $8.5 million, compared to approximately $10.8 million for the fiscal year ended March 31, 2025 and decreased to $1.8 million for the three months ended March 31, 2026 compared to and $3.2 million during the three months ended March 31, 2025. Our total selling, general and administrative expenses decreased by $2.4 million for the fiscal year ended March 31, 2026, which was primarily due increased monitoring of spending efficiency over sales commissions and fixed general and administrative expenses.

Research and development expenses

During the fiscal year and three months ended March 31, 2026 we recorded research and development expenses of $2.8 million and $0.8 million, respectively, compared to $2.2 million and $0.57 million incurred in the fiscal year and three months ended March 31, 2025. The research and development activity related to both existing and new products. The increase in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements.

Interest Expense

During the fiscal year ended March 31, 2026 and March 31, 2025, we incurred interest expenses of $3.4 million and $3.3 million, respectively. During three months ended March 31, 2026 and March 31, 2025, we incurred interest expenses of $0.8 million and $0.9 million, respectively. The increase in interest expense on a year-to-date basis was primarily attributable to higher average borrowings and increases in market interest rates. However, interest expense decreased for the three-month period ended March 31, 2026 compared to the corresponding period in the prior year, primarily due to lower average borrowings during the quarter.

Accretion and amortization expenses

During the fiscal year ended March 31, 2026 and March 31, 2025, we incurred accretion expense of $0.7 million and $1.9 million, respectively. The decrease from the prior year period mainly due to fully amortization of Convertible Notes Series C. The amortization during the current year related primarily to the amortization of debt discount related to the Company’s term loan, merchant loans and series C convertible notes. During the three months ended March 31, 2026 and March 31, 2025, we incurred accretion expenses of $0.2 million and 0.16 million. The expense for the quarters increase due to amortization of finder fee.

Change in fair value of derivative liabilities

During the year ended March 31, 2026 and March 31, 2025, the Company recognized $(167) thousand and $(554) thousand, respectively, related to the change in fair value of derivative liabilities. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $957 and $(127) thousand, respectively, related to the change in fair value of derivative liabilities.

Loss upon convertible promissory notes conversion

During the year ended March 31, 2026, we recorded a gain $19.8 thousand, compared to a loss of $(138) thousand during the year ended March 31, 2025, related to the redemption of our convertible promissory notes. During the three months ended March 31, 2026 and 2025, we recorded a gain of $nil and $12 thousand, respectively, related to the redemption of our convertible promissory notes.

Other (expense) income

During the years ended March 31, 2026, and March 31, 2025 we recognized $160 thousand and $79 thousand in net other expense. The change in net other (expense) income is mainly a result of loss upon debt extinguishments and the financing component of revenue recognized as interest (note 3). During the three months ended March 31, 2026, and March 31, 2025, we recognized $26 thousand and $49 thousand, respectively, in net other income.

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

Adjusted EBITDA is calculated by excluding from EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items that related to one-time, non-recurring expenditures. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See notes in the table below for additional information regarding special items. EBITDA for the three months ended March 31, 2026 was positive $723 thousand compared to negative $878 thousand in the corresponding period of the prior fiscal year.

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

EBITDA and Adjusted EBITDA

	3 months ended March 31, 2026	3 months ended March 31, 2025	Year ended March 31, 2026	Year ended March 31, 2025
	$	$	$	$
Net loss attributable to common stockholders	(453,775)	(2,022,133)	(3,128,458)	(11,942,000)
Add:
Provision for income taxes	-	-	-	-
Interest expense	840,938	891,752	3,361,950	3,262,038
Accretion and amortization expenses	204,713	164,072	745,896	1,939,816
Depreciation	1,488	1,488	5,953	5,953
Preferred stock dividends (2)	129,593	86,396	724,319	3,520,821
EBITDA	722,957	(878,425)	1,709,660	(3,213,372)

Add (Less)
Share based compensation (1)	7,695	1,288,896	25,632	1,461,698
Other (income)/loss (3)	(25,955)	(49,405)	(159,978)	78,569
(Gain) loss upon convertible promissory notes conversion and redemption (3)	-	(11,724)	(19,842)	137,934
Fair value change on derivative liabilities (3)	(957)	85,576	167,349	553,856
Adjusted EBITDA	703,741	434,918	1,722,821	(981,315)

Weighted average number of common shares outstanding	28,591,293	21,524,884	27,304,317	21,524,884

Adjusted Loss per Share, Basic and Diluted	0.025	0.020	0.063	(0.046)

(1) Share based compensation is a non-cash item

(2) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

(3) Certain amounts presented in the prior year period have been reclassified to conform to current period presentation.

Net Loss

As a result of the foregoing, the net loss attributable to common stockholders for the fiscal year ended March 31, 2026 was $3.13 million compared to a net loss of $11.9 million during the fiscal year ended March 31, 2025.

Translation Adjustment

Translation adjustment for the fiscal year ended March 31, 2026 was a loss of $34 thousand compared to a gain of $113 thousand for the fiscal year ended March 31, 2025. Translation adjustment was a gain of $8 thousand for the three months ended March 31, 2026, compared to a gain of $142 thousand for the three months ended March 31, 2025. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

Management has previously noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2026 and 2025, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditure may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

The Company continues to be in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and after additional equity and debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at March 31, 2026, has an accumulated deficit of $142.5 million (2025: $139 million), the Company has a working capital deficit of $31.3 million (2025: $16.0 million).

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

During the year ended March 31, 2026, the Company continued to fund its operations through a combination of debt financing arrangements and existing financing facilities.

The Company issued $1.395 million of unsecured convertible promissory notes to private investors. The notes bear interest at rates ranging from 10.0% to 12.0% and mature between nine and twenty-four months from issuance. The conversion features of these notes require the mutual consent of both the investor and the Company; accordingly, no derivative liability was recognized in connection with these conversion rights.

During the year, the Company redeemed convertible notes with a face value of $58,333 and accrued interest of $18,670 through a cash payment of $77,003. The Company recognized a gain of $19,842 related to the derecognition of the associated derivative liability.

The Company also continued to utilize its existing debt facilities. During the year ended March 31, 2026, the Company made a scheduled principal repayment of $600,000 on its term loan facility with SWK Funding LLC. As of March 31, 2026, the outstanding principal balance under the facility was $15.3 million.

During fiscal 2026, 30 shares of Series B Convertible Preferred Stock, together with accrued dividends thereon, were converted into 2,506,020 shares of common stock. In addition, the Company redeemed 20 shares of Series B Convertible Preferred Stock.

As of March 31, 2026, the Company had cash and cash equivalents of $149,789 and continued to evaluate additional financing alternatives to support working capital requirements, product development initiatives and future growth opportunities.

During the fiscal year ended March 31, 2026, the Company raised additional funding from private investors in the form of promissory notes and convertible promissory notes.

Adjusted EBITDA, which management uses as a measure for tracking free cashflow levels, improved to $702 thousand for the quarter ended March 31, 2026, compared to $435 thousand in the comparative period of the prior fiscal year, representing an improvement of approximately 61.3%

The Company has developed and continues to pursue sources of funding that management believes will be sufficient to support the Company’s operating plan and alleviate any substantial doubt as to its ability to meet its obligations for at least a period of one year from the date of these Condensed Consolidated Financial Statements.

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(718,955)	$(2,380,177)
Net cash used in investing activities	-	—
Net cash provided by financing activities	557,736	1,929,259
Net (decrease) increase in cash	$(161,219)	$(450,918)

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2026, we used cash in operating activities in the amount of $ 0.72 million compared to $2.4 million for the fiscal year ended March 31, 2025. For each of the fiscal years ended March 31, 2026 and March 31, 2025, the cash used in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The decrease in cash used reflects management’s concerted effort to contain costs while increasing revenues, on the path of achieving break-even.

Net Cash Used in Investing Activities

Net cash used in investing activities was $nil and $nil in the fiscal years ended March 31, 2026 and March 31, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.56 million for the fiscal year ended March 31, 2026 compared to $1.9 million for the fiscal year ended March 31, 2025.

For the fiscal year ended March 31, 2026, the net cash provided by financing activities was primarily due to a short term loan of $1.4 million, the proceeds of which were used to make a principal payment of $600 thousand towards the Term Loan; the Company used cash to redeem $200 thousand of Series B preferred stock.

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

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2026 and 2025:

	2026	2025
	$	$
Technology fees	14,440,900	12,591,036
Device sales	1,557,339	1,199,258
	15,998,239	13,790,294

The Company recognized the following forms of revenue for the three months ended March 31, 2026 and 2025:

	2026	2025
	$	$
Technology fees	3,921,333	3,123,389
Device sales	329,298	579,208
	4,250,631	3,702,597

Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined on a weighted average cost basis. Net realizable value, of our finished goods inventory is generally the selling price less normally predictable costs of disposal and transportation. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

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

Inventories are stated at the lower of cost and net realizable value. Net realizable valueof our inventory, which is all purchased finished goods, is generally the selling price less normally predictable costs of disposal and transportation. The Company estimates net realizable value as the amount at which inventories are expected to be sold, taking into consideration fluctuations in retail prices less estimated costs necessary to make the sale. Inventories are written down to net realizable value when the cost of inventories is estimated to be unrecoverable due to obsolescence, damage, or declining selling prices.

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

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2026 and 2025.

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

Accounts Receivable

Accounts receivable consists of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for expected credit losses. The Company establishes an allowance for expected credit losses for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2026 and 2025, the Company believes there was no impairment of its long-lived assets.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include sales and marketing costs, investor relation and legal costs relating to corporate matters, professional fees for consultants assisting with business development and financial matters, and office and administrative expenses.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, based on the assessment and control of disclosure decisions currently performed by a small team. The Company plans to expand its management team and build a full internal control framework required by a more complex entity.

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

As of March 31, 2026, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2026.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Waqaas Al-Siddiq	41	President, Chief Executive Officer and Chairman of the Board of Directors
David A. Rosa	61	Director (Independent)
Ron McClurg	68	Director (Independent)
Jainal Bhuiyan*	43	Director (Independent)
John Ayanoglou	60	Chief Financial Officer

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

John Ayanoglou: Chief Financial Officer. Mr. Ayanoglou has served as our Chief Financial Officer since 2017 and has served as Chief Financial Officer of four other companies during his career, three of which were publicly-listed. Mr. Ayanoglou currently serves as a director of DX Mortgage Investment Corporation (2019), and Omega Wealthguard (2020). From 2011 to 2017, Mr. Ayanoglou served as Executive Vice President of Build Capital. Prior to this, he served as Chief Financial Officer and Senior Vice President of Equitable Group Inc. (TSX: ETC) and its wholly owned subsidiary, Equitable Bank, now Canada’s 7th largest bank, during the global banking crisis, from 2008 through 2011. Mr. Ayanoglou also served as CFO, Vice President and Corporate Secretary of Xceed Mortgage Corporation (TSX: XMC), from 2004 to 2008. He launched his career in financial services while providing advisory services to clients at PricewaterhousCoopers LLP and working for Scotiabank and TD Bank. He is a chartered accountant and a member of CPA Canada. He received his ICD.D designation from the Institute of Corporate Directors at the Rotman School of Business.

There are no family relationships among any of our current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2026 were complied with by each person who at any time during the 2026 fiscal year was a director or an executive officer or held more than 10% of our common stock. except as follows: Mr. Al-Siddiq, Mr. Rosa, and Mr. Ayanoglou each failed to file one Form 4 for a reportable transaction in May 2026 and Mr. Bhuiyan failed to make a Form 3 filing upon becoming an insider in August 2024. Mr. Bhuiyan is currently in the process of completing his EDGAR Next enrollment and intends to file the overdue Form 3 promptly after enrollment is completed. Messrs. Al-Siddiq, Rosa, Mr. Ayanoglou have also informed us that they each plan to file the delinquent reports with the SEC as soon as is practicable; as of the date of this report, the overdue Form 3 and Form 4s have not yet been filed.

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

Under such definitions, Mr. McClurg. Mr. Bhuiyan and Mr. Rosa are independent directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of the Company and iMedical, its predecessor, for the fiscal years ended March 31, 2026 and March 31, 2025.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option/Warrant Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Waqaas Al-Siddiq	2026	$480,000	$240,000		$-		$12,000	$732,000
Chief Executive Officer	2025	$480,000	$240,000		$275,596		$12,000	$1,007,596

John Ayanoglou	2026	$300,000	$250,000		-		$12,000	$562,000
Chief Financial Officer	2025	$300,000	$250,000		176,023		$12,000	$738,023

(1)	For further disclosure, as well as assumptions made in such valuation, see Note 9 to our audited financial statements included in this Annual report on Form 10-K, commencing on page F-1. Amounts shown as Option awards for Waqaas al Siddiq are due to cancellation and reissuance of options. Amounts shown as option awards for Mr. Ayanoglou were granted as warrants, while he was not a member of the Company’s options plans.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at March 31, 2026:

					Option Awards(1)
Name	Award Type	Grant Date	Number of securities underlying unexercised options or warrants exercisable		Number of securities underlying unexercised options or warrants exercisable	Option or Warrant exercise price ($)	Option or Warrant expiration date
Waqaas Al-Siddiq	Option	7-25-24	250,000	(1)		$1.20	7-25-34
Waqaas Al-Siddiq	Option	2-14-25	900,000	(1,2)		$0.43	2-14-35
John Ayanoglou	Warrant	10-26-17	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	3-31-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-18	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	12-31-18	8,333	(2,3)		$0.43	12-30-28
John Ayanoglou	Warrant	3-31-19	8,333	(2,3)		$0.43	3-30-29
John Ayanoglou	Warrant	6-30-19	8,333	(2,3)		$0.43	6-29-29
John Ayanoglou	Warrant	9-30-19	8,333	(2,3)		$0.43	9-29-29
John Ayanoglou	Warrant	12-31-19	8,333	(2,3)		$0.43	12-30-29
John Ayanoglou	Warrant	3-31-20	8,333	(2,3)		$0.43	3-31-30
John Ayanoglou	Warrant	6-30-20	8,333	(2,3)		$0.43	6-30-30
John Ayanoglou	Warrant	9-30-20	8,333	(2,3)		$0.43	9-30-30
John Ayanoglou	Warrant	1-24-20	8,333	(2,3)		$0.43	1-23-30
John Ayanoglou	Warrant	12-31-20	8,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	3-31-21	8,333	(2,3)		$0.43	3-31-31
John Ayanoglou	Warrant	4-30-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	5-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	7-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	8-31-17	1,250	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-17	2,917	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	9-30-17	3,333	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	12-5-17	2,301	(2,3)		$0.43	12-31-30
John Ayanoglou	Warrant	6-30-21	8,333	(2,3)		$0.43	6-30-31
John Ayanoglou	Warrant	9-30-21	8,333	(2,3)		$0.43	9-30-31
John Ayanoglou	Warrant	12-31-21	8,333	(2,3)		$0.43	12-31-31
John Ayanoglou	Warrant	3-31-22	6,266	(2,3)		$0.43	3-31-32
John Ayanoglou	Warrant	6-30-22	8,971	(2,3)		$0.43	6-30-32
John Ayanoglou	Warrant	9-30-22	19,714	(2,3)		$0.43	9-30-32
John Ayanoglou	Warrant	12-31-22	36,464	(2,3)		$0.43	12-30-32
John Ayanoglou	Warrant	02-14-25	500,000	(2)		$0.43	02-14-35

(1)	Unless otherwise indicated, vesting of all options is subject to continued service on the applicable vesting date.
(2)	The respective options and warrants, as applicable, vested in full upon the date of grant.
(3)	The shares were repriced from original issuance date price to $0.43 on February 14, 2025.

Employment Agreements

Waqaas Al-Siddiq

We entered into an employment agreement with Waqaas Al-Siddiq effective April 10, 2020, pursuant to which Mr. Al-Siddiq continues to serve as our Chief Executive Officer. The agreement has an initial term of one year and automatically renews for successive one-year periods unless either party provides at least 30 days’ prior written notice of non-renewal.

Under the agreement, Mr. Al-Siddiq is entitled to an annual base salary as determined by the Board of Directors. For the years ended March 31, 2026 and 2025, Mr. Al-Siddiq’s annual base salary was $480,000. In addition, he is eligible to receive an annual cash and/or equity bonus of up to 50% of his base salary, as determined by the Board of Directors.

If Mr. Al-Siddiq’s employment is terminated without cause or if he resigns for good reason (as defined in the employment agreement), he is entitled to receive severance equal to twelve months of base salary, payable in accordance with the terms of the agreement, together with any accrued but unused vacation benefits.

Mr. Al-Siddiq also participates in the Company’s equity incentive programs and may receive stock option or other equity awards from time to time. Information regarding outstanding equity awards is disclosed in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

The foregoing summary is qualified in its entirety by reference to the employment agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020.

John Ayanoglou

In connection with his appointment as Chief Financial Officer effective October 27, 2017, the Company entered into an employment arrangement with Mr. Ayanoglou pursuant to which he is entitled to receive an annual base salary, subject to adjustment by the Board of Directors, and may be eligible for cash and/or equity incentive compensation.

For each of the calendar years 2022 through 2026, Mr. Ayanoglou’s annual base salary was $300,000.

In addition, Mr. Ayanoglou is eligible to receive warrants to purchase shares of the Company’s common stock. Such warrants are granted in quarterly installments and vest monthly on a pro rata basis over a twelve-month period. The warrants have a ten-year term and generally contain terms and conditions substantially consistent with equity awards granted under the Company’s 2016 and 2023 Equity Incentive Plans.

Information regarding Mr. Ayanoglou’s outstanding equity awards is disclosed in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

The foregoing summary is qualified in its entirety by reference to the underlying employment arrangements and equity award agreements.

Director Compensation

The following table sets forth a summary of the compensation for our non-employee directors during the fiscal years ended March 31, 2026 and March 31, 2025.

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ronald McClurg (1)	2026		$16,000	-	-	-	-	-	$16,000
	2025		$16,000	-	8,801	-	-	-	$24,801

David A. Rosa (2)	2026		$60,000	-	-	-	-	-	$60,000
	2025		$60,000		44,006				$104,006

Jainal Bhuiyan (3)	2026		$60,000	-	-	-	-	-	$60,000
	2025	$			44,006				44,006

(1)	Mr. McClurg was appointed to the board on May 2, 2022. In addition to previous grants, on February 14, 2025, Mr. McClurg was awarded a grant of 25,000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.
(2)	On February 14, 2025, in addition to previous grants, Mr. Rosa was awarded a grant of 125,000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.
(3)	Mr. Bhuiyan was appointed to the board on August 15, 2024. On February 14, 2025, Mr. Bhuiyan was awarded a grant of 125,000 options, that vested on grant, and have a 10-year term, and an exercise price of $0.43.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 14, 2026 held by (i) each affiliated person known to us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of July 14, 2026 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table assumes 15,092,233 shares are outstanding as of July 14, 2026, consisting of 14,931,551 shares of common stock and 160,672 Exchangeable Share common stock equivalents. These amounts and the percentages below assume the exchange by all of the holders of Exchangeable Shares of iMedical for an equal number of shares of our common stock in accordance with the terms of the Exchangeable Shares. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of July 14, 2026 and Series C Preferred shares are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person; calculations are based on a residual 15,092,233 shares of common stock issued and outstanding on a fully diluted basis, after exchanges, as of July 14, 2026, as well as 335 shares of Series B preferred stock issued and outstanding as of July 14, 2026 and 2,112,509 of Series C Preferred stock issued and outstanding or to be issued as of July 14, 2026.

Name of Beneficial Owner (1)	Shares of Series C Preferred Stock Beneficially Owned (2)	% of Shares of Series C Preferred Stock Beneficially Owned	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Waqaas Al-Siddiq	538,178	25.2%	-	*
John Ayanoglou	94,316	4.54%	-	*
Dave Rosa	23,469	1.1	-	*	%
Jainal Bhuiyan	22,077	1.0%	-	*
Ron McClurg	32,210	1.5%	-	*
Sohaira Siddiqui	196,517	9.32%	-	*
Mohammad Siddiqui	189,816	8.9%	-	*
Rizwana Siddiqui	195,390	9.1%	-	*
Rizwan Rahman	179,043	8.4%	-	*
All directors and executive officers as a group (5 person)	710,250	33.25%	-	0.0%

* Less than 1%

(1) Unless otherwise noted, the address of each person listed is c/o Biotricity, Inc., 203 Redwood Shores Parkway, Suite 600 Redwood City, California 94065

(2) Each share of Series C Preferred Stock has voting rights equivalent to 40 Common Stock votes. This table is based on 2,112,509 shares of Series C Preferred stock issued and outstanding on July 14, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the fiscal years ended March 31, 2026 and March 31, 2025.

Fee Category	2026	2025
Audit Fees (1)	$111,088	$118,447
Audit-Related Fees (2)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$111,088	$118,447

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consists of fees for professional services rendered in connection with the Company’s registration statements and offerings.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of July 14, 2026.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Waqaas Al-Siddiq
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Waqaas Al-Siddiq	Chairman, President and Chief Executive Officer (principal executive officer)	July 14, 2026
Waqaas Al-Siddiq

/s/ John Ayanoglou	Chief Financial Officer (principal financial and accounting officer)	July 14, 2026
John Ayanoglou

/s/ David A. Rosa	Director	July 14, 2026
David A. Rosa

/s/ Jainal Bhuiyan	Director	July 14, 2026
Jainal Bhuiyan

/s/ Ronald McClurg	Director	July 14, 2026
Ronald McClurg

Consolidated Financial Statements

Biotricity Inc.

For the years ended March 31, 2026 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biotricity Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotricity Inc. and its subsidiary (the Company) as of March 31, 2026 and 2025 and the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2026 and related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2026 and 2025 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2015 Richmond Hill, Ontario, Canada July 14, 2026	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

BIOTRICITY INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	As at March 31, 2026	As at March 31, 2025
		$
CURRENT ASSETS
Cash	149,789	365,145
Accounts receivable, net [Note 3]	2,932,899	1,658,772
Inventory [Note 3]	1,341,295	1,555,385
Deposits and other receivables	1,432,501	1,059,990
Total current assets	5,856,484	4,639,292

Deposits and other receivables [Note 12]	109,297	109,297
Long-term accounts receivable	130,847	70,713
Property and equipment [Note 13]	3,646	9,599
Operating right of use assets [Note 12]	346,214	812,053
TOTAL ASSETS	6,446,488	5,640,954

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	8,970,870	7,661,924
Convertible promissory notes and short term loans [Note 5]	11,114,209	9,618,738
Term loans, current [Note 6]	14,680,914	2,400,000
Derivative liabilities [Note 8]	445,893	424,200
Advance from customers	1,531,530	—
Operating lease obligations, current [Note 12]	397,830	531,286
Total current liabilities	37,141,246	20,636,148

Federally guaranteed loans [Note 7]	870,800	870,800
Term loans [Note 6]	—	12,271,559
Derivative liabilities [Note 8]	1,396,908	1,478,717
Operating lease obligations	—	397,830
TOTAL LIABILITIES	39,408,954	35,655,054

Mezzanine Equity
Series B Convertible Redeemable preferred stock, $0.001 par value, 600 shares authorized as of March 31, 2026 and March 31, 2025, respectively, 335 and 385 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively [Note 9]	1,714,476	2,000,290

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 9,979,400 shares authorized as of March 31, 2026 and March 31, 2025, respectively, 1 share issued and outstanding as of March 31, 2026 and March 31, 2025 [Note 9]	1	1
Preferred stock, $0.001 par value, 20,000 authorized as at March 31, 2026 and March 31, 2025, 201 preferred shares issued and outstanding as at March 31, 2026 and as at March 31, 2025. [Note 9]	—	—
Common stock, $0.001 par value, 125,000,000 authorized as at March 31, 2026 and March 31, 2025. Issued and outstanding common shares: 28,597,315 and 26,081,295 as at March 31, 2026 and March 31, 2025, respectively, and exchangeable shares of 160,672 outstanding as at March 31, 2026 and March 31, 2025. [Note 9]	28,759	26,243
Shares to be issued 1,005,815 and 324,276 shares of common stock as at March 31, 2026 and March 31, 2025, respectively [Note 9]	284,668	284,244
Additional paid-in-capital	107,621,813	107,123,300
Accumulated other comprehensive loss	(41,940)	(6,393)
Accumulated deficit	(142,570,243)	(139,441,785)
Total stockholders’ equity (deficiency)	(34,676,942)	(32,014,390)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIENCY	6,446,488	5,640,954

Commitments and contingencies [Note 11]

Subsequent events [Note 14]

See accompanying notes to consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Year Ended March 31, 2026	Year Ended March 31, 2025
	$	$

REVENUE	15,998,239	13,790,294

Cost of Revenue	3,049,441	3,225,803
GROSS PROFIT	12,948,798	10,564,491

EXPENSES
Selling, general and administrative expenses	8,493,365	10,857,797
Research and development expenses	2,764,197	2,155,660
TOTAL OPERATING EXPENSES	11,257,562	13,013,457
INCOME (LOSS) FROM OPERATIONS	1,691,236	(2,448,966)

Other income/(expense) [Note 3]	159,978	(78,569)
Interest expense	(3,361,950)	(3,262,038)
Gain/(Loss) upon convertible promissory notes conversion and redemption [Note 8]	19,842	(137,934)
Accretion and amortization expenses	(745,896)	(1,939,816)
Change in fair value of derivative liabilities [Note 8]	(167,349)	(553,856)
NET LOSS BEFORE INCOME TAXES	(2,404,139)	(8,421,179)

Income taxes	—	—
NET LOSS BEFORE DIVIDENDS	(2,404,139)	(8,421,179)

Preferred Stock Dividends	(724,319)	(466,141)
Deemed Dividend	—	(3,054,680)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,128,458)	(11,942,000)

Translation adjustment	(35,547)	113,414

COMPREHENSIVE LOSS	(3,164,005)	(11,828,586)

LOSS PER SHARE, BASIC AND DILUTED	(0.115)	(0.555)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,304,317	21,524,884

See accompanying notes to the consolidated financial statements

BIOTRICITY, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

(Expressed in US Dollars)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2025	385	2,000,290	2,000,290	201	1	26,241,967	26,243	581,599	284,244	107,123,300	(6,393)	(139,441,785)	(32,014,390)
Issuance of warrants for brokers [Note 9]	—	—	—	—	—	—	—	—	—	38,078	—	—	38,078
Conversion of mezzanine equity into common shares [Note 9]	(30)	(171,488)	(171,488)	—	—	2,506,020	2,506	424,216	424	431,043	—	—	433,973
Redemption of convertible preferred shares [Note 9]	(20)	(114,326)	(114,326)	—	—	—	—	—	—	—	—	—	—
Issuance of shares for services [Note 9]	—	—	—	—	—	10,000	10	—	—	3,760	—	—	3,770
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	25,632	—	—	25,632
Cash issuance costs [Note 9]	—	—	—	—	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(35,547)	—	(33,547)
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(2,404,139)	(2,404,139)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(724,319)	(724,319)
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2026	335	1,714,476	1,714,476	201	1	28,757,987	28,759	1,005,815	284,668	107,619,813	(41,940)	(142,570,243)	(34,676,942)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2024	265	1,488,920	1,488,920	6,305	7	9,514,440	9,515	344,276	269,065	95,723,083	32,378	(127,499,785)	(31,465,737)
Issuance of mezzanine equity [Note 9]	220	1,082,999	1,082,999	—	—	—	—	—	—	—	—	—	—
Issuance of common shares from at-the-market transaction [Note 9]	—	—	—	—	—	97,811	98	—	—	125,129	—	—	125,227
Conversion of mezzanine equity into common shares [Note 9]	(100)	(571,630)	(571,630)	—	—	4,365,022	4,365	(320,321)	(228,786)	1,240,257	—	—	1,015,836
Conversion of preferred shares into common shares [Note 9]	—	—	—	(6,104)	(6)	8,952,170	8,952	—	—	4,925,756	—	—	4,934,702
Conversion of convertible notes into common shares [Note 9	—	—	—	—	—	1,595,445	1,595	577,644	259,245	2,170,338	—	—	2,431,178
Issuance of shares for services [Note 9]	—	—	—	—	—	716,666	717	(20,000)	(15,280)	335,446	—	—	320,883
Issuance of shares for settlement of accounts payable [Note 9]	—	—	—	—	—	1,000,413	1,000	—	—	989,408	—	—	990,409
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	1,461,698	—	—	1,461,698
Translation adjustment	—	—	—	—	—	—	—	—	—	—	113,414	—	113,414
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(8,421,179)	(8,421,179)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(466,141)	(466,141)
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	(3,054,680)	(3,054,680)
Balance, March 31, 2025	385	2,000,290	2,000,290	201	1	26,241,967	26,243	581,599	284,244	106,971,115	145,792	(139,441,785)	(32,014,390)

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended March 31, 2026	Year ended March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before dividends	(2,404,139)	(8,421,179)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	25,632	1,461,698
Issuance of shares for services	3,770	320,883
Issuance of warrants for brokers, at fair value	38,078	-
Accretion and amortization expenses	745,896	1,939,816
Change in fair value of derivative liabilities	167,349	553,856
(Gain) Loss on debt conversion and redemption	(1,252)	137,934
Loss upon settlement of accounts payable	—	249,093
Loss on debt and warrant modification	—	—
Property and equipment depreciation	5,953	5,953

Changes in operating assets and liabilities:
Accounts receivable, net	(1,334,260)	(110,923)
Operating right of use assets amortization	465,839	409,540
Inventory	214,090	324,017
Deposits and other receivables	(372,511)	(747,831)
Advance from Customers	1,531,530	-
Accounts payable and accrued liabilities and lease obligations	195,070	1,496,966
Net cash used in operating activities	(718,955)	(2,380,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	—	125,227
Issuance of preferred shares, net	—	1,732,532
Redemption of preferred shares	(200,000)	-
Proceeds from convertible debentures, net	—	1,835,000
Proceeds from (repayment of) short term loan and promissory notes, net	1,381,769	(1,733,516)
Term Loan, net	(600,000)	-
Preferred Stock Dividend	(24,033)	(29,984)
Net cash provided by financing activities	557,736	1,929,259

Effect of foreign currency translation	(54,137)	30,003
Net increase (decrease) in cash during the year	(161,219)	(450,918)
Cash, beginning of year	365,145	786,060
Cash, end of year	149,789	365,145

Supplemental disclosure of cash flow information:
Interest paid	2,878,857	3,611,939
Taxes	—	—
Supplemental disclosure of non-cash financing activities:
Conversion of Series B notes into common stock	433,973	5,950,545
Conversion of convertible notes into common stock	—	2,401,735
Warrants issued and recorded as debt discount	38,078	—

See accompanying notes to the consolidated financial statements

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

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

The Company and iMedical are engaged in the research, development and commercialization of technology-enabled healthcare solutions focused on remote patient monitoring, diagnostics and chronic disease management. The Company’s principal products include the Bioflux® platform, a mobile cardiac telemetry and remote cardiac monitoring solution designed to assist healthcare providers in the diagnosis and management of cardiac arrhythmias, and the Biocore® platform, a wearable remote monitoring solution that enables the collection, transmission and analysis of physiological data. The Company is focused on developing and commercializing an ecosystem of connected healthcare technologies that improve patient outcomes while providing healthcare providers with actionable clinical information.

To date, the Company’s efforts have been primarily devoted to research and development activities, product commercialization, expanding its customer base, and enhancing its remote monitoring technology platform and related services.

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

Going Concern, Liquidity and Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to focus on commercialization of its products, expansion of its customer base and development of additional technologies and services.

As of March 31, 2026, the Company had cash and cash equivalents of $149,789 (2025: $365,145), an accumulated deficit of $142,570,243 (2025: $139,441,785), and a working capital deficiency of $31,284,762 (2025: $15,996,856). During the year ended March 31, 2026, the Company generated income from operations of $1,691,236 (2025: negative $2,448,966) but used $718,955 of cash in operating activities.

The Company’s limited cash resources, working capital deficiency and ongoing need for additional financing to support operations and satisfy debt obligations raise substantial doubt about its ability to continue as a going concern within one year after the issuance date of these consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to generate positive cash flows from operations, obtain additional financing and meet its obligations as they become due.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by applying the core principles – (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.

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

The Company recognized the following forms of revenue for the fiscal years ended March 31, 2026 and 2025:

	2026	2025
	$	$
Technology fees	14,440,900	12,591,036
Device sales	1,557,339	1,199,258
	15,998,239	13,790,294

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average cost method.

The cost of raw materials includes purchase costs and freight-in charges directly attributable to acquiring the inventory. The cost of finished goods includes direct labor, manufacturing overhead, freight and other costs incurred in bringing the inventory to its present location and condition.

Net realizable value is based on estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

The Company evaluates inventory for excess quantities, obsolescence and slow-moving items based on historical usage, forecasted demand, product life cycles, technological developments and market conditions. Inventory write-downs are recorded when the carrying value of inventory exceeds its estimated net realizable value. Such write-downs are recorded within cost of revenues and establish a new cost basis for the inventory.

	2026	2025
	$	$
Raw material	768,587	1,225,665
Finished goods	572,708	329,720

	1,341,295	1,555,385

Accounts Receivable - Net

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for expected credit losses to estimate the amount of receivables that may not be collected. The allowance is determined using a current expected credit loss (“CECL”) methodology that incorporates historical loss experience, current economic conditions, aging of receivable balances, customer-specific risk characteristics and reasonable and supportable forecasts.

The Company evaluates receivables collectively based on similar risk characteristics, including customer payment history, aging status, customer significance and other relevant factors. Receivables deemed uncollectible are written off against the allowance when collection efforts have been exhausted. Recoveries of amounts previously written off are recorded when received.

Accounts receivable consisted of the following:

	Fiscal Year 2026 $	Fiscal Year 2025 $

Gross Accounts Receivable	$1,911,354	$1,347,417
Other Receivables	1,092,371	382,215

Gross Receivables	$3,003,725	1,729,632
Provision	(70,826)	(70,860)
Balance end of year	$2,932,899	$1,658,772

Accounts receivable primarily consist of amounts due from medical facilities, government programs, and patients arising from the Company’s normal course of business.

Other receivables primarily consist of accrued receivables related to device sales embedded in all-inclusive arrangements, unbilled sales, accrued technology fees, receivables from third parties, CARES Act payroll tax refund receivables and receivables from e-commerce platforms. Included in other receivables is a CARES Act payroll tax refund receivable of $576,000 as of March 31, 2026.

The increase in accounts receivable during fiscal 2026 was primarily attributable to increased revenue volume, timing differences in collections from customers and third-party payors, and the recognition of the CARES Act payroll tax refund receivable.

Accounts Receivable Aging

The aging analysis below relates only to trade accounts receivable and excludes other receivables.

	2026	2025
Current	$11,813	$189,740
31-60 days	852,358	13,281
61-90 days	686,298	586,218
91-180 days	329,511	493,856
180 days or more	31,372	73,321

Total	$1,911,353	$1,347,417

Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses for the year ended March 31, 2026 and 2025 were as follows:

	Fiscal Year 2026 $	Fiscal Year 2025 $

Balance beginning of year	70,860	59,546
Write - offs	(74,780)	(48,686)
Recoveries	60,000	-
Provision during the year	14,746	60,000

Balance end of year	70,826	70,860

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

●	Fair value of stock options and warrants

The Company measures the fair value of stock options and warrants granted to employees, directors, consultants, service providers and financing counterparties using the Black-Scholes option pricing model. The determination of fair value requires management to make estimates and assumptions regarding the expected term of the instrument, expected volatility of the Company’s common stock, risk-free interest rate, expected dividend yield and, where applicable, forfeiture rates.

The fair value of stock options is recognized as stock based compensation expense over the requisite service period. The fair value of warrants issued in connection with financing transactions or for services is recorded based on the nature of the underlying transaction and classified as either equity or liability in accordance with applicable accounting guidance.

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

Inventories are stated at the lower of cost and net realizable value. Net realizable value of our inventory is generally the selling price less normally predictable costs of disposal and transportation. The Company estimates net realizable value as the amount at which inventories are expected to be sold, taking into consideration fluctuations in retail prices less estimated costs necessary to make the sale. Inventories are written down to net realizable value when the cost of inventories is estimated to be unrecoverable due to obsolescence, damage, or declining selling prices.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

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

As of March 31, 2026, and 2025, cash balance of US$ 140,932 and US$ 259,478 were at financial institutions in the United States that were not covered by the United States Deposit Protection Regulation.

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

Accounts Receivable

Accounts receivable consists of amounts due to the Company from medical facilities, which receive reimbursement from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the consolidated balance sheets net of an estimated allowance for expected credit losses. The Company establishes an allowance for expected credit losses for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

Customer Concentration

For the year ended March 31, 2026, two customer accounted for 20% and 10% of the Company’s revenues. For the year ended March 31, 2025, one customer accounted for approximately 29% of the Company’s revenues.

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

Years ended March 31, 2026 and 2025

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Assets:
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivative liabilities, short-term	$445,893	$—	$—	$445,893
Derivative liabilities, long-term	1,396,908	$—	—	$1,396,908
Total liabilities at fair value	$1,842,801	$—	$—	$1,842,801

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivative liabilities, short-term	$424,200	$—	$—	$424,200
Derivative liabilities, long-term	1,478,717	—	—	1,478,717
Total liabilities at fair value	$1,902,917	$—	$—	$1,902,917

There were no transfers between fair value hierarchy levels during the years ended March 31, 2026 and 2025.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2026 and 2025, the Company believes there was no impairment of its long-lived assets.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include sales and marketing costs, investor relation and legal costs relating to corporate matters, professional fees for consultants assisting with business development and financial matters, and office and administrative expenses.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

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

Convertible Notes Payable and Derivative Instruments

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements. In doing so, warrants with a down round feature previously treated as derivative liabilities in the consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of March 31, 2026 and 2025.

The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses include non-cash stock based compensation, depreciation and amortization, and write-off of property and equipment, which are reflected in the Consolidated Statements of Cash Flows for the years ended March 31, 2026 and 2025.

The long-lived assets outside of U.S. are not material as of March 31, 2026. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Balance Sheets as of March 31, 2026 and 2025 for total consolidated assets.

Recently Issued Accounting Pronouncements

On November 26, 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the accounting for certain settlements of convertible debt instruments that occur at terms different from the original contractual conversion terms, specifically addressing whether such settlements should be accounted for as induced conversions or debt extinguishments. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-04 on its consolidated financial statements and related disclosures. At this time, the Company has not determined the effect, if any, that adoption of this standard will have on its consolidated financial position, results of operations, cash flows, or related disclosures.

In July 2025, the FASB issued ASU 2025-05, which provides targeted improvements and practical expedients related to the application of the current expected credit loss (“CECL”) model. The amendments are intended to simplify certain aspects of estimating expected credit losses while maintaining decision-useful information for investors. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements and related disclosures.

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at March 31, 2026	As at March 31, 2025
	$	$
Trade and other payables	4,402,523	4,602,309
Accrued liabilities	4,534,809	3,034,293
Deferred revenue	33,538	25,322
	8,970,870	7,661,924

Trade and other payables and accrued liabilities as at March 31, 2026 and 2025 included $1,053,228 and $373,744, respectively, due to a shareholder, who is a director and executive of the Company.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

Series A Convertible Promissory Notes:

The Company’s Series A Convertible Promissory Notes bear interest at 12% per annum and are convertible into common shares pursuant to the terms of the respective note agreements.

As of March 31, 2026, notes held by two investors remained outstanding with an aggregate principal balance of $821,500 (March 31, 2025 – $821,500). During prior years, substantially all Series A Notes were converted into common shares, with the exception of these remaining notes.

On December 30, 2022, the Company exchanged $500,000 of Series A Notes together with accrued interest of $121,500 for a new convertible note with principal of $621,500. The replacement note bears interest at 12% per annum and is convertible into common shares at a price equal to 75% of the average of the three lowest closing prices during the ten trading days preceding receipt of a conversion notice.

As of March 31, 2026 and March 31, 2025, accrued interest related to the Series A Notes was $370,922 and $272,342, respectively.

During the years ended March 31, 2026 and 2025, the Company recognized interest expense of $98,580 and $98,580, respectively.

The discount associated with the Series A Notes was fully amortized in prior years.

Series B Convertible Notes

The Company previously issued Series B Convertible Promissory Notes that bore interest at 12% per annum and were convertible into shares of the Company’s common stock pursuant to the terms of the note agreements.

During the year ended March 31, 2025, the Company redeemed the remaining principal balance of $22,009 through a cash payment of $25,342. As a result of the redemption, the Company recognized a gain on redemption of $8,320 during the year ended March 31, 2025.

As of March 31, 2026 and March 31, 2025, there was no outstanding principal balance related to the Series B Convertible Promissory Notes.

As of March 31, 2026 and March 31, 2025, accrued interest related to the Series B Convertible Promissory Notes was $88,881 and $88,881, respectively.

During the years ended March 31, 2026 and 2025, the Company recognized interest expense of $nil and $279, respectively.

Series C Convertible Notes

The Company’s Series C Convertible Promissory Notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock pursuant to the terms of the applicable note agreements.

As of March 31, 2026, one Series C Note remained outstanding with an aggregate principal balance of $116,667 (March 31, 2025 – $175,000). The remaining note continues to be subject to the original conversion provisions of the applicable note agreement.

During the year ended March 31, 2026, the Company redeemed Series C Notes with a face value of $58,333 together with accrued interest of $18,670 for a cash payment of $77,003. No gain or loss was recognized on settlement of the host debt. The Company recognized a gain of $19,842 upon derecognition of the related derivative liability.

During the year ended March 31, 2026, there were no conversions of Series C Notes into common stock.

During the year ended March 31, 2025, Series C Notes with a face value of $1,487,700 and accrued interest of $237,230 were converted into 2,173,089 shares of common stock. As of March 31, 2025, 577,644 shares were recognized as an obligation for shares to be issued relating to these conversions. The fair value of the common shares issued and to be issued was $2,431,178, based on the market price of the Company’s common stock on the respective conversion dates.

The total value of debt settled upon conversion was $2,234,232, consisting of the face value of notes converted, accrued interest of $237,230 and related derivative liabilities of $509,303. The Company recognized a loss on conversion of $196,945, representing the difference between the fair value of the shares issued and to be issued and the carrying value of the debt and related derivative liabilities settled.

During the year ended March 31, 2025, Series C Notes with a face value of $150,000 and accrued interest of $34,864 were redeemed for cash payments totaling $184,864. No gain or loss was recognized on redemption.

As of March 31, 2026 and March 31, 2025, accrued interest related to the Series C Notes was $49,340 and $53,188, respectively.

During the years ended March 31, 2026 and 2025, the Company recognized interest expense of $nil and $70,712, respectively.

During the years ended March 31, 2026 and 2025, the Company recognized accretion and amortization expense related to the Series C Notes of $nil and $1,267,668, respectively. As of March 31, 2026 and March 31, 2025, all debt discounts associated with the Series C Notes had been fully amortized.

Convertible Preferred Notes

The Company has issued unsecured preferred notes and convertible promissory notes to private investors. Certain notes bear fixed interest rates ranging from 8% to 20% per annum and contain conversion features that require the mutual consent of both the investor and the Company. As the conversion features are not solely within the control of the holder, the Company has not recognized derivative liabilities related to these conversion options.

The Company entered into a convertible preferred note financing on September 25, 2023 and issued a Preferred Note with a principal amount of $1,000,000. The Preferred Note bears interest at a fixed rate of 12% per annum, payable in cash monthly.

As of March 31, 2025, the outstanding principal balance of the Preferred Note was $1,000,000. During the year ended March 31, 2026, the Company made principal repayments in accordance with the terms of the note, and as of March 31, 2026, the Preferred Note had been fully repaid with no balance remaining outstanding.

The Company also issued a Preferred Note on October 25, 2023 in the principal amount of $250,000, bearing interest at a fixed rate of 12% per annum, payable in cash quarterly. During the year ended March 31, 2026, the Company repaid $100,000 of the principal balance in accordance with the terms of the note. As of March 31, 2026, the outstanding principal balance was $150,000 (March 31, 2025 - $250,000)

The Company issued a further Preferred Note in January 2024 for a principal amount of $114,303, bearing interest at a fixed rate of 8% per annum, payable in cash quarterly. As of March 31, 2026, the outstanding principal balance remained $114,303 (March 31, 2025 - $114,303).

During the year ended March 31, 2025, the Company issued $1,985,000 in unsecured convertible promissory notes to private investors: $100,000 of the notes matured on their six-month anniversary of issuance and bore interest at 20% per annum; $710,000 of the notes mature on their twenty-four month anniversary of issuance and bear interest at 10% per annum; and $1,175,000 of the notes mature on their eighteen-month anniversary of issuance and bear no interest. All of the notes contain conversion features that require the mutual consent of the investor and the Company, and as the conversion is not solely within the control of the holder, the Company did not recognize a derivative liability in connection with these conversion options. During the year ended March 31, 2026, the Company repaid in full the $100,000 note that matured on its six-month anniversary of issuance, together with all accrued interest thereon, the outstanding principal balance remained $1,885,000 ( March 31, 2025 $1,985,000)

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

During the year ended March 31, 2026, the Company issued $1,395,000 in unsecured convertible promissory notes to private investors. The notes bear interest at rates ranging from 10.0% to 12.0% per annum and mature between nine and twenty-four months from issuance. Specifically, $65,000 of the notes mature on their nine-month anniversary and bear interest at 10.0% per annum; $500,000 mature on their twenty-four month anniversary and bear interest at 12.0% per annum; $730,000 mature on their twenty-four month anniversary and bear interest at 10.0% per annum; and $100,000 mature on their twenty-four month anniversary and bear interest at 10.5% per annum.

The Company received gross proceeds of $1,395,000 from these issuances. In connection with the financings, the Company incurred financing fees of $46,500, resulting in net proceeds of $1,348,500. As the conversion features of these notes are not solely within the control of the holder, the Company did not recognize a derivative liability associated with the conversion options. As of March 31, 2026, the aggregate outstanding principal balance of these notes was $1,395,000.

The financing fees were capitalized as deferred financing costs and are presented as a reduction of the related debt balances in the consolidated balance sheet in accordance with ASC 835-30 and ASC 470-10. These costs are amortized over the contractual terms of the respective notes using a method that approximates the effective interest method. During the year ended March 31, 2026, the Company recognized amortization expense of $17,973 related to these deferred financing costs (2025 – $nil).

As of March 31, 2026 and March 31, 2025, accrued interest related to the Preferred Notes and convertible promissory notes was $56,309 and $36,163, respectively.

During the years ended March 31, 2026 and 2025, the Company recognized interest expense of $246,110 and $180,888, respectively.

Other Convertible Notes

On January 23, 2023, the Company issued a convertible preferred note with a principal amount of $2,000,000 to an accredited investor. The note bears interest at a fixed rate of 10% per annum and contains conversion features that become effective upon a qualified financing or upon mutual agreement of the Company and the noteholder. As the conversion feature is not solely within the control of the holder, the Company has not recognized a derivative liability related to the conversion option.

As of March 31, 2026 and March 31, 2025, the outstanding principal balance of the note was $2,000,000.

As of March 31, 2026 and March 31, 2025, the discount associated with the note was fully amortized.

Other Short-term loans and Promissory Notes

The Company maintains various debt arrangements, including promissory notes, a revolving financing facility, bridge loans and other financing arrangements.

As of March 31, 2026, the Company had the following principal balances outstanding:

●	A promissory note issued in December 2022 with principal outstanding of $600,000 (March 31, 2025 $600,000) bearing interest at 25% per annum.
●	A promissory note issued in December 2022 in connection with the extinguishment of warrants, with principal outstanding of $270,000 (March 31, 2025, $ 270,000).
●	A revolving accounts receivable and inventory financing facility with aggregate principal outstanding of $2,108,109 (March 31, 2025, $1,699,796).
●	A promissory note issued in February 2024, including subsequent advances, with principal outstanding of $1,263,768 (March 31, 2025, $660,932)
●	An unsecured loan issued in July 2025 with principal outstanding of $250,000 (March 31, 2025, $ Nil).
●	A short-term bridge loan entered into during December 2025 with principal outstanding of $177,226 (March 31, 2025, $ Nil)

As of March 31, 2026, accrued interest related to these arrangements totaled $311,033 (March 31, 2025, $196,837).

During the year ended March 31, 2026, the Company recognized interest expense of $729,912 (March 31, 2025, $698,028) related to these debt arrangements, including financing costs, accretion and facility charges. Deferred financing costs are recorded as a reduction of the related debt balances and amortized over the contractual terms of the respective arrangements.

6. TERM LOAN AND CREDIT AGREEMENT

Term Loan

On December 21, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (the “Lender”), pursuant to which the Company borrowed approximately $12.4 million. The term loan matures on February 15, 2027 and bears interest at a variable rate equal to the applicable benchmark rate plus 10.5% per annum, subject to the terms of the Credit Agreement.

The loan is secured by substantially all of the Company’s assets, including certain intellectual property. Interest payments are payable quarterly in accordance with the terms of the Credit Agreement.

Pursuant to amendments negotiated with the Lender, principal repayments of $2.4 million ($600,000 per quarter) are scheduled during the final two years of the loan term. Accordingly, as of March 31, 2026, $14.68 million of the outstanding principal balance was classified as a current liability.

In November 2024, the Company entered into an amendment with the Lender pursuant to which it received additional term loan proceeds of approximately $635,000 and capitalized approximately $1.5 million of accrued interest into the outstanding principal balance. In connection with this amendment, the Company issued 600,000 warrants exercisable at $0.50 per share and agreed to increase the exit fee payable upon maturity of the facility. The Company also received waiver and forbearance relief relating to certain covenant defaults.

In December 2025, the Company entered into an additional forbearance agreement with the Lender and issued 120,000 warrants exercisable at $0.37 per share. Additionally, the Company issued 27,150 warrants exercisable at $2.21 per share in accordance with the terms of a previously executed warrant agreement. The warrants had an aggregate fair value of $38,078 and were recorded as additional debt discount.

During the year ended March 31, 2026, the Company made a scheduled principal repayment of $600,000 under the Credit Agreement.

As of March 31, 2026, the outstanding principal balance under the Credit Agreement was $15,270,932 (March 31, 2025 – $15,870,932). The related unamortized debt discount was $590,018 (March 31, 2025 – $1,199,372), resulting in a net carrying amount of $14,680,914 (March 31, 2025 – $14,671,560).

Debt discounts, including deferred financing costs, warrant-related discounts and other financing costs associated with the Credit Agreement, are amortized over the remaining term of the loan using the effective interest method. During the years ended March 31, 2026 and 2025, the Company recognized accretion and amortization expense of $647,433 and $356,778, respectively.

During the years ended March 31, 2026 and 2025, the Company recognized interest expense related to the Credit Agreement of $2,248,835 and $2,180,897, respectively.

As of March 31, 2026 and March 31, 2025, accrued interest payable related to the Credit Agreement was $677,310 and $404,621, respectively.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

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

As of March 31, 2026, the Company recorded accrued interest of $nil for the EIDL loan (March 31, 2025: $ Nil).

Interest expense on the above loan was $43,610 and $32,655 for the years ended March 31, 2026 and 2025, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the year ended March 31, 2026 and 2025:

	Fiscal Year 2026 $	Fiscal Year 2025 $
Derivative liabilities, beginning of year	1,478,717	1,435,668
New issuance [Note 9]	-	649,533
Change in fair value of derivatives during the year	125,814	553,208)
Reduction due to preferred shares redeemed [Note 9]	(207,623)	(1,159,692)
Derivative liabilities, end of year	1,396,908	1,478,717

The lattice methodology was used to value the derivative components, using the following assumptions:

	Fiscal Year	Fiscal Year
	2026	2025
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.5 – 4.1	3.7 – 5.1
Volatility (%)	104.7 – 156.4	91.2 – 194.2
Remaining terms (Years)	0.25 – 0.5	0.17 – 2.0
Stock price ($ per share)	0.24 – 0.53	0.24 – 1.34

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity.

	Fiscal Year 2026 $	Fiscal Year 2025 $

Balance beginning of year	424,200	991,866
New Issuance	-	-
Conversion to common shares	-	(509,303)
Convertible note redemption	(19,842)	(59,011)
Change in fair value of derivative liabilities	41,535	648
End of derivative treatment of warrants	-	-
Convertible note modification	-	-
Balance end of year	445,893	424,200

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components, using the following assumptions:

	Fiscal Year	Fiscal Year
	2026	2025
Risk-free rate for term (%)	0.2 – 4.1	0.1 – 5.2
Volatility (%)	104.7 – 172.5	91.2 – 194.4
Remaining terms (Years)	0.25 – 0.47	0.25 – 0.5
Stock price ($ per share)	0.24 – 0.71	0.24 – 1.45

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

9. STOCKHOLDERS’ DEFICIENCY AND MEZZANINE EQUITY

(a) Authorized and Issued Stock

As at March 31, 2026, the Company is authorized to issue 125,000,000 (March 31, 2025 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2025 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2025 – 20,000) are designated shares of Series A preferred stock ($0.001 par value) and 600 (March 31, 2025 – 600) are designated shares of Series B preferred stock ($0.001 par value).

At March 31, 2026, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 28,757,987 (2025 – 26,241,967) shares; these were comprised of 28,597,315 (2025 – 26,081,295) shares of common stock and 160,672 (2025 – 160,672) exchangeable shares. At March 31, 2026, there were 201 Series A shares of Preferred Stock that were issued and outstanding (2025 – 201), and there were 335 shares of Series B Preferred Stock that were issued and outstanding (March 31, 2024 – 385). There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the terms of the Trust Agreement and outstanding as at March 31, 2026 and 2025.

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of March 31, 2026 and 2025 was 201 and 201.

The Series A Preferred Stock is junior to the Company’s existing undesignated preferred stock, and unless otherwise set forth in the applicable certificate of designations, shall be junior to any future issuance of preferred stock. The purchase price (the “Purchase Price”) for the Series A Preferred Stock to date has been $10,000 per share. Except as otherwise expressly required by law, the Series A Preferred Stock does not have voting rights and does not have any liquidation rights.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

(c) Series B Preferred Stock and Mezzanine Equity

On September 19, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor for the issuance of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Each share of Series B Preferred Stock has a stated value of $10,000. During the years ended March 31, 2025 and 2024, the Company issued an aggregate of 550 shares of Series B Preferred Stock and received net proceeds of approximately $4.6 million. No Series B Preferred Stock was issued during the year ended March 31, 2026.

The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividends, distributions and liquidation preferences. Holders are entitled to cumulative dividends at a rate of 8% per annum, payable in cash or common stock in accordance with the terms of the Certificate of Designations. The Series B Preferred Stock is convertible into shares of the Company’s common stock pursuant to the terms of the Certificate of Designations and is also subject to redemption provisions. The Company may redeem outstanding shares of Series B Preferred Stock at a price equal to 110% of the stated value plus accrued but unpaid dividends and other amounts due.

On April 1, 2024, the Company filed an Amended Certificate of Designations pursuant to which the Series B Preferred Stock became non-voting, except as otherwise required by law. All other material rights and preferences of the Series B Preferred Stock remained substantially unchanged.

The Company has determined that the Series B Preferred Stock should be classified as mezzanine equity in accordance with ASC 480, Distinguishing Liabilities from Equity. Certain embedded conversion and redemption features are accounted for separately as derivative liabilities and are remeasured to fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

During the year ended March 31, 2026, the Company reduced the carrying value of mezzanine equity by $171,488 in connection with the conversion of 30 Series B Preferred shares into common stock and by $114,326 in connection with the redemption of 20 Series B Preferred shares. As a result of the conversion and redemption activity, the Company also reduced its accrued dividend liability by $121,945 and reduced the related derivative liabilities by $207,623.

Accrued dividends related to the Series B Preferred Stock, which are included within Accounts Payable and Accrued Liabilities in the accompanying consolidated balance sheets, were $876,256 and $297,915 as of March 31, 2026 and 2025, respectively.

As of March 31, 2026 and March 31, 2025, 335 and 385 shares of Series B Preferred Stock were outstanding, respectively.

The carrying value of the Series B Preferred Stock classified as mezzanine equity was $1,714,476 and $2,000,290 as of March 31, 2026 and March 31, 2025, respectively.

A roll-forward of activity is presented below for the year ended March 31, 2026:

	2026	2025
	$	$
Balance beginning of year – March 31	2,000,290	1,488,920
Net proceeds received pursuant to the issuance of preferred shares	-	1,732,532
Recognition of derivative liabilities (Note 8)	-	(649,533)
Redemption of convertible preferred shares	(114,326)	-
Conversion into common shares	(171,488)	(571,629)
Balance end of year – March 31	1,714,476	2,000,290

(d) Share issuances

Share issuances during the year ended March 31, 2026

During the three months and the year ended March 31, 2026, the Company issued 789,604 and 2,506,020 common shares to Series B preferred shareholders, respectively, in connection with Series B preferred share conversions.

During the year ended March 31, 2026, the Company issued 10,000 common shares for services received with a fair value of $3,770, which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

Share issuances during the year ended March 31, 2025

During the three months and the year ended March 31, 2025, the Company issued nil and 320,321 common shares to Series B preferred shareholders, respectively, in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions.

In October 2024, the Company issued 1,197,770 common shares on partial conversion of 25 shares of Series B Convertible Redeemable Preferred Stock, and a further 233,441 additional common shares required to complete its conversion obligation of a conversion of 25 shares of Series B Convertible Redeemable Preferred Stock that was triggered on July 11, 2024. During the three and nine months ended December 31, 2024, the Company issued another 1,431,181 and 2,867,448 common shares to Series B preferred shareholders for an additional request to convert 25 and 75 Series B preferred shares, respectively. In addition, during the year ended March 31, 2025, the Company issued 616,666 common shares for services received with a fair value of $292,596, which was recognized as a general and administrative expense with a corresponding credit to additional paid-in capital. During that same period, the Company issued 100,000 shares of common stock valued at $26,000 to a consultant as part of agreed contract remuneration In addition, the Company issued 480,000 common shares to an executive as part of a bonus compensation arrangement. The shares were issued in settlement of previously accrued bonus liabilities, with a total fair value of $206,400 recognized in the financial statements. During the year ended March 31, 2025, convertible notes with a face value of $1,487,700 were converted into 2,173,089 common shares. The fair value of common shares issued during the year ended March 31, 2025, is $2,431,178, and is determined based on market price upon conversion. Total value of debt settled is in the amount of $2,234,232, which consisted of the face value of notes converted, accrued interest of $237,230, and relevant derivative liability of $509,303. The Company recognized a loss upon conversion of $196,945, representing the difference between the value of debt settled and fair value of shares issued and to be issued. (Note 5).

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

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

(e) Shares to be issued

Activity during the year ended March 31, 2026

As of March 31, 2026, the Company has 424,216 outstanding shares remaining to be issued to Series B preference shareholders in relation to November 2025 notice for conversion of 25 preferred shares.

Activity during the year ended March 31, 2025

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

(f) Warrant issuances, exercises and other activity

Warrant issuances during the year ended March 31, 2026

In December 2025, the Company issued 120,000 warrants to its term lender in connection with a forbearance agreement dated December 12, 2025, with an exercise price of $0.37 per share. During the same month, the Company also issued 27,150 additional warrants with an exercise price of $2.21 per share pursuant to the terms of a previously executed warrant agreement. The warrants had an aggregate fair value of $38,078, determined using the Black-Scholes option pricing model. The 120,000 warrants were valued using an expected life of 7.0 years, a risk-free interest rate of 3.95%, and expected volatility of 103.07%. The 27,150 warrants were valued using an expected life of 4.65 years, a risk-free interest rate of 3.94%, and expected volatility of 103.07%.

Warrant issuances during the year ended March 31, 2025

During the year ended March 31, 2025, the Company issued a 1,200,000 warrant to its executive against the stock options from the Company’s 2018 Equity Incentive Plan, with exercise price of 0.43. The Company recorded stock based compensation of $422,456 under selling, general and administrative expenses with corresponding credit to additional paid in capital.

In November 2024, the Company issued 600,000, 7-year share warrants to the term lender with a strike price of $0.50 per share with the fair value of 152,184 against an additional transaction with its term lender. The Company increased the liability with corresponding credit to additional paid in Capital.

Warrant issuances, exercises and expirations or cancellations during the fiscal years ended March 31, 2026 and 2025 as follows:

Warrant activity during the years ended March 31, 2026 and 2025 is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2024	208,927	253,994	868,098	1,331,019
Expired/cancelled	—	(15,000)	—	(15,000)
Issued	600,000	1,200,000	—	1,800,000
As at March 31, 2025	808,927	1,438,994	868,098	3,116,019

Expired/cancelled	—	—	—	—
Issued	147,150	—	—	147,150
As at March 31, 2026	956,077	1,438,994	868,098	3,263169

Exercise Price	$0.37 to $37.56	$0.43 to $14.40	$4.18
Expiration Date	August 2026 to October 2033	March 2029 to December 2032	October 2027

(g) Stock based compensation

2016 Equity Incentive Plan

On February 2, 2016, the Board of Directors of the Company approved the Company’s 2016 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Plan seeks to achieve this purpose by providing for awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and other stock based awards.

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

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

During the year ended March 31, 2026, the Company granted no stock options. During the year ended March 31, 2025, the Company granted 2,836,176 stock options with a weighted average grant date exercise price of $0.5.The Company recorded stock based compensation of $25,632 (2025: $1,461,698) under selling, general and administrative expenses with corresponding credit to additional paid in capital. The stock based compensation expense recognized during the period relates to unvested stock options granted in prior periods.

As of March 31, 2026, options outstanding were 3,048,663 with the weighted average exercise price of $1.14.

The following table summarizes the stock option activities during the fiscal year ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)

Outstanding at March 31, 2025	3,067,830	$1.14	1.77	$1,078,756
Adjustment for rounding effect of Reverse Split	—	—	—	—
Granted	—	$—	—	—
Cancelled	—	—	—	—
Expired	(14,192)	$—	—	—
Forfeited	(4,975)	$—	—	—
Outstanding at March 31, 2026	3,048,663	$1.13	6.01	$0
Vested and expected to vest at March 31, 2026*	3,048,663	$1.13	6.01	$0
Vested and exercisable at March 31, 2026*	2,749,295	$1.14	5.75	$0

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of March 31, 2026 and fair value of common stock adjusted.
*	This includes 1,200,000 options granted to employees from the 2023 Equity Incentive Plan, discussed below.

The following table summarizes the stock option activities during the fiscal year ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)

Outstanding at March 31, 2024	1,239,873	$9.39	5.35	$9,705,937
Adjustment for rounding effect of Reverse Split	-	-	-	-
Granted	2,836,176	$0.5	0.02	-
Cancelled	(931,000)	9.32	4.24	-
Expired	(57,582)	$0.56	0.17	-
Forfeited	(19,637)	$0.37	2.34	-
Outstanding at March 31, 2025	3,067,830	$1.14	1.77	$1,078,756
Vested and expected to vest at March 31, 2025*	3,067,830	$1.14	1.77	$1,078,756
Vested and exercisable at March 31, 2025*	2,611,411	$1.17	0.43	$805,181

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of March 31, 2025 and fair value of common stock adjusted.
*	This includes 1,200,000 options granted to employees from the 2023 Equity Incentive Plan, discussed below.

The fair value of each option granted is estimated at the time of grant using multi-nominal lattice model using the following assumptions, for each of the respective years ended March 31:

	2026	2025
Exercise price ($)	NA	0.43-0.43
Risk free interest rate (%)	NA	4.24-4.33
Expected term (Years)	NA	1.46-5.00
Expected volatility (%)	NA	113.97-142.22
Expected dividend yield (%)	NA	0.00
Fair value of option ($)	NA	-1.097-1.360
Expected forfeiture (attrition) rate (%)	NA	0.00

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

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

10. INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income before income taxes

The components of loss before income taxes by tax jurisdiction were as follows:

	Year ended March 31, 2026	Year ended March 31, 2025
Jurisdiction	$	$
United States	(1,798,285)	(7,498,139)
Canada	(765,832)	(923,040)
	(2,404,139)	(8,421,179)

Income tax expense (benefit)

The provision (benefit) for income taxes differs from the amount computed by applying the Company’s combined federal and state statutory income tax rate of approximately 26% to loss before income taxes as follows:

Description	2026 Amount	2026 Rate	2025 Amount	2025 Rate
Tax at Statutory rate	(625,076)	(26.0)%	(2,189,707)	(26.0)%
Non-deductible expenses	259,068	10.8%	1,322,198	15.7%
Other temporary differences	(12,025)	(0.5)%	(988)	_
Change in valuation allowance	378,033	15.7%	868,497
Income tax expense (benefit)	-	0%	-	0%

Deferred tax assets

	As at March 31, 2026	As at March 31, 2025
	$	$
Non-capital loss carry forwards	19,550,273	19,078,653
Other temporary differences	14,646	3,803
Valuation allowance	(19,564,919)	(19,082,456)
	—	—

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

As of March 31, 2026 and 2025, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

As of March 31, 2026 and 2025, the Company has approximately $75,193,358 and $73,379,434, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2035 to 2039.

As of March 31, 2026, and 2025 the Company was not subject to any uncertain tax positions.

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at March 31, 2026 and, consequently, no provision for such has been recognized in the consolidated financial statements.

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

	2026	2025
Right of Use Asset	$	$
Beginning balance at March 31	812,053	1,221,593
New leases	-	-
Amortization	(465,839)	(409,540)
Ending balance at March 31	346,214	812,053

	2026	2025
Lease Liability	$	$
Beginning balance at March 31	929,116	1,386,486
New leases	-	-
Repayment and interest accretion	(531,286)	(457,370)
Ending balance at March 31	397,830	929,116

Current portion of operating lease liability	397,830	531,286
Noncurrent portion of operating lease liability	—	397,830

The operating lease expense was $627,728 for the year ended March 31, 2026 (2025: $587,045) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $604,779 and $587,164 during the years ended March 31, 2026 and March 31, 2025, respectively.

BIOTRICITY INC.

Notes to Consolidated Financial Statements

Years ended March 31, 2026 and 2025

(Expressed in US Dollars)

The following table represents the contractual undiscounted cash flows for lease obligations as at March 31, 2026:

Calendar year	$
2026	411,170
2027 and beyond	-

Total undiscounted lease liability	411,170
Less imputed interest	13,340
Total	397,830

13. PROPERTY AND EQUIPMENT

Property and equipment consists of leasehold improvements and office equipment, which are depreciated using the straight-line method over their estimated useful lives of five years.

No property and equipment additions were made during the years ended March 31, 2026 and 2025.

Depreciation expense for the years ended March 31, 2026 and 2025 was $5,953 and $5,953, respectively.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2024	16,839	12,928	29,767
Additions	—	—	—
Balance at March 31, 2025	16,839	12,928	29,767
Additions	—	—	—
Balance at March 31, 2026	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2024	8,042	6,173	14,215
Additions	3,367	2,586	5,953
Balance at March 31, 2025	11,409	8,759	20,168
Additions	3,367	2,586	5,953
Balance at March 31, 2026	14,776	11,345	26,121

Net book value
Balance at March 31, 2025	5,430	4,169	9,599
Balance at March 31, 2026	2,063	1,583	3,646

14. SUBSEQUENT EVENTS

During the period from April 1 to July 14, 2026, the following events occurred:

●	The Company issued 805,609 additional common shares to Series B preferred shareholders in order to supplement the 1,706,820 shares to be issued in relation to its conversion obligations for a conversion of 25 Series B preferred whose conversion period commenced on November 4, 2025. This conversion of preferred shares is intended to redeem or repay $250,000 in principal and $64,055 in accrued dividends.
●	On May 1, 2026, the Company entered into exchange agreements with holders (the “Exchange Holders”) of an aggregate of 14,144,325 shares of the Company’s common stock (the “Exchange Shares”), options (the “Exchange Options”) to purchase 3,992,427 shares of common stock of the Company, and warrants (the “Exchange Warrants,” and together with the Exchange Shares and the Exchange Options, the “Exchange Securities”) to purchase 1,436,216 shares of common stock of the Company. The Exchange Holders include officers and directors of the Company. Pursuant to the exchange agreements, the Exchange Holders exchanged their Exchange Securities for an aggregate of 1,957,297 shares of newly created Series C Preferred Stock of the Company (on the basis of ten Exchange Securities for one share of Series C Preferred Stock). In connection with the exchange agreements, on May 1, 2026, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated 2,100,000 shares as Series C Preferred Stock. Holders of Series C Preferred Stock (the “Series C Holders”) will be entitled to 40 votes for each share of Series C Preferred Stock. Effective upon the closing of any offering of equity securities in which the Company receives gross proceeds of at least $15 million (a “Qualified Financing”), outstanding shares of Series C Preferred Stock will automatically convert into an aggregate of 59.6% of the Company’s outstanding shares of common stock (the “Conversion Shares”). In the event the Company issues warrants in such Qualified Financing, Series C Holders will also receive warrants in the form issued in the Qualified Financing and in the same ratio to the Conversion Shares as the warrant coverage in the Qualified Financing. In the event the Company has not consummated a Qualified Financing by March 31, 2028, Series C Holders will have the right to convert each share of Series C Preferred Stock to 10 shares of common stock. In connection with the foregoing, the Company relied upon the exemption from registration under Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.
●	Following the filing of a preliminary Information Statement pursuant to Section 14(c) of the4 Securities Exchange Act of 1934 to the holders of record as of the close of business on May 28, 2026 of the common stock, the Series B Convertible Redeemable preferred stock and the Series C preferred stock of Biotricity, in June 2026, the Board of Directors of Biotricity and 6 stockholders holding an aggregate of 1,298,945 shares of Series C Preferred stock issued and outstanding as of May 28, 2026 representing 51,957,780 votes have approved and consented to an amendment to the articles of incorporation to effect a future reverse stock split.

