Form 10-Q
period 2026-06-30
BIOTRICITY INC.
filed 2026-08-19
CIK 1630113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ______________ to_______________

Commission file number: 001-40761

BIOTRICITY INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0983531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203 Redwood Shores Parkway, Suite 600

Redwood City, California 94065 and 75 International Blvd., Suite 300, Toronto, ON, Canada

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,914,003 shares of Common Stock, $0.001 par value, at August 19, 2026. As at that same date, the Company also has 160,672 Exchangeable Shares outstanding that convert directly into common shares, which when combined with its Common Stock produce an amount equivalent to 20,074,675 outstanding voting securities.

BIOTRICITY INC.

PART 1

FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets at June 30, 2026 (unaudited) and March 31, 2026 (audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended June 30, 2026 and 2025 (unaudited)	5

Condensed Consolidated Interim Statements of Mezzanine Equity and Stockholders’ Deficiency for the three months ended June 30, 2026 and 2025 (unaudited)	6

Condensed Consolidated Interim Statements of Cash Flows for the three months ended June 30, 2026 and 2025 (unaudited)	7

Notes to the Condensed Consolidated Interim Financial Statements	8

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF JUNE 30, 2026 (unaudited) AND MARCH 31, 2026 (audited)

(Expressed in US Dollars, unless otherwise noted)

	As at June 30, 2026	As at March 31, 2026
	$	$
CURRENT ASSETS
Cash	466,503	149,789
Accounts receivable, net	2,397,736	2,932,899
Inventory [Note 3]	1,425,002	1,341,295
Deposits and other receivables	1,306,801	1,432,501
Total current assets	5,596,042	5,856,484

Deposits and other receivables	112,322	109,297
Long-term accounts receivable	93,077	130,847
Property and equipment [Note 12]	2,157	3,646
Operating right of use assets [Note 10]	219,912	346,214
TOTAL ASSETS	6,023,510	6,446,488

CURRENT LIABILITIES
Accounts payable and accrued liabilities [Note 4]	9,301,716	8,970,870
Convertible promissory notes and short term loans [Note 5]	10,971,841	11,114,209
Term loan, current [Note 6]	14,834,983	14,680,914
Derivative liabilities [Note 8]	450,328	445,893
Advance from customers	1,531,530	1,531,530
Operating lease obligations, current [Note 10]	252,172	397,830
Total current liabilities	37,342,570	37,141,246

Federally guaranteed loans [Note 7]	870,800	870,800
Derivative liabilities [Note 8]	1,502,524	1,396,908
TOTAL LIABILITIES	39,715,894	39,408,954

Mezzanine Equity
Series B Convertible Redeemable preferred stock, $0.001 and $0.001 par value, 600 and 600 shares authorized as of June 30, 2026 and March 31, 2026, respectively, 335 and 335 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively [Note 9]	1,714,476	1,714,476

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $0.001 and $0.001 par value, 9,979,400 and 9,979,400 shares authorized as of June 30, 2026 and March 31, 2026, respectively, 1 and 1 share Special Voting Preferred Stock issued and outstanding as of June 30, 2026 and March 31, 2026 [Note 9]	1	1
Series A Preferred Stock, $0.001 and $0.001 par value, 20,000 and 20,000 shares authorized as at June 30, 2026 and March 31, 2026, respectively, 201 and 201 preferred shares issued and outstanding as at June 30, 2026 and March 31, 2026, [Note 9]	—	—
Series C Preferred Stock, $2.35 and $0.001 par value, 2,100,000 and Nil shares authorized as at June 30, 2026 and March 31, 2026, respectively, 2,009,197 and Nil preferred shares issued and outstanding as at June 30, 2026 and March 31, 2026, [Note 9]	2,433,002	—
Common stock, $0.001 and $0.001 par value, 125,000,000 and 125,000,000 shares authorized as at June 30, 2026 and March 31, 2026, respectively. Issued and outstanding common shares: 20,074,675 and 28,597,315 as at June 30, 2026 and March 31, 2026, respectively, and exchangeable shares of 160,672 and 160,672 outstanding as at June 30, 2026 and March 31, 2026, respectively [Note 9]	20,237	28,759
Shares to be issued 581,599 and 1,005,815 shares of common stock as at June 30, 2026 and March 31, 2026, respectively [Note 9]	279,428	284,668
Additional paid-in-capital	105,542,543	107,621,813
Accumulated other comprehensive loss	(41,518)	(41,940)
Accumulated deficit	(143,640,553)	(142,570,243)
Total stockholders’ (deficiency)	(35,406,860)	(34,676,942)
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIENCY	6,023,510	6,446,488

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (unaudited)

(Expressed in US Dollars)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	$	$
REVENUE	4,276,956	3,873,993

Cost of Revenue	746,136	757,193
GROSS PROFIT	3,530,820	3,116,800

EXPENSES
Selling, general and administrative expenses	2,699,308	2,138,692
Research and development expenses	673,444	696,163
TOTAL OPERATING EXPENSES	3,372,752	2,834,855
INCOME (LOSS) FROM OPERATIONS	158,068	281,945

Other income/(expense) [Note 3]	40,904	66,671
Interest expense	(851,753)	(850,254)
Gain/(Loss) upon convertible promissory notes conversion and redemption [Note 8]	—	8,433
Accretion and amortization expenses	(196,636)	(153,572)
Change in fair value of derivative liabilities [Note 8]	(110,051)	(25,200)
NET LOSS BEFORE INCOME TAXES	(959,468)	(671,977)

Income taxes	—	—
NET LOSS BEFORE DIVIDENDS	(959,468)	(671,977)

Preferred Stock Dividends	(110,842)	(82,316)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,070,310)	(754,293)

Translation adjustment	422	(36,169)

COMPREHENSIVE LOSS	(1,069,888)	(790,462)

LOSS PER SHARE, BASIC AND DILUTED	(0.046)	(0.029)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,096,373	26,284,734

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (unaudited)

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued/Cancelled		Additional (Reduction) paid in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2026	335	1,714,476	1,714,476	201	1	28,757,987	28,759	1,005,815	284,668	107,621,813	(41,940)	(142,570,243)	(34,676,942)
Issuance of common shares against preferred shares settlement [Note 9]	—	—	—	—	—	805,619	806	(424,216)	(424)	(382)	—	—	—
Exchange of Common shares warrants and Options to Preferred C Shares	—	—	—	2,009,197	2,433,002	(9,328,259)	(9,328)	(4,816,066)	(4,816)	(2,418,858)	—	—	—
Stock based compensation - ESOP [Note 9]	—	—	—	—	—	—	—	—	—	339,970	—	—	339,970
Translation adjustment	—	—	—	—	—	—	—	—	—	—	422	—	422
Net loss before dividends for the period	—	—	—	—	—	—	—	—	—	—	—	(959,468)	(959,468)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(110,842)	(110,842)
Balance, June 30, 2026	335	1,714,476	1,714,476	2,009,398	2,433,003	20,235,347	20,237	(4,234,467)	279,428	105,542,543	(41,518)	(143,640,553)	(35,406,860)

See accompanying notes to unaudited condensed consolidated interim financial statements

	Mezzanine Equity		Total Mezzanine Equity	Preferred stock		Common stock and exchangeable common shares		Shares to be Issued		Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficiency
	Shares	$	$	Shares	$	Shares	$	Shares	$	$	$	$	$

Balance, March 31, 2025	385	2,000,290	2,000,290	201	1	26,241,967	26,243	581,599	284,244	106,971,115	145,792	(139,441,785)	(32,014,390)
Issuance of common shares against preferred shares settlement [Note 9]						486,474	486			(486)			-
Stock based compensation - ESOP [Note 9]										5,935			5,935
Translation adjustment											(36,169)		(36,169)
Net loss before dividends for the period												(671,977)	(671,977)
Preferred stock dividends												(82,316)	(82,316)
Balance, June 30, 2025	385	2,000,290	2,000,290	201	1	26,728,441	26,729	581,599	284,244	106,976,564	109,623	(140,196,078)	(32,798,917)

BIOTRICITY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

(Expressed in US Dollars)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(959,468)	(671,977)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	339,970	5,935
Accretion and amortization expenses	196,636	153,572
Change in fair value of derivative liabilities	110,051	25,200
Loss (Gain) on debt and share conversion and redemption	—	(8,433)
Property, plant and equipment depreciation	1,488	1,488

Changes in operating assets and liabilities:
Operating right of use assets amortization	126,302	110,870
Accounts receivable, net	572,932	(205,418)
Inventory	(83,707)	(228,041)
Deposits and other receivables	122,675	(49,117)
Advance from Customers	—	—
Accounts payable and accrued liabilities	80,348	492,532
Net cash generated (used) in operating activities	507,227	(373,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares, net	—	—
Issuance of preferred shares, net	—	—
Conversion of preferred shares	—	—
Redemption of preferred shares	—	—
Conversion of convertible notes	—	—
Exercise of warrants for cash	—	—
Issuance of warrants to brokers	—	—
Issuance of warrants for private placement holders	—	—
Issuance of warrants for services	—	—
Federally guaranteed loans	—	—
Proceeds from (repayment to) convertible debentures, net	—	—
Proceeds from (repayment to) short term loan and promissory notes, net	(184,935)	441,623
Issuance of shares from uplisting	—	—
Due to shareholders	—	—
Term Loan, net	—	—
Preferred Stock Dividend	(6,000)	(5,918)
Net cash provided (used) in financing activities	(190,935)	435,705

Effect of foreign currency translation	422	(36,169)
Net increase (decrease) in cash during the period	316,292	62,316
Cash, beginning of period	149,789	365,145
Cash, end of period	466,503	391,292

Supplemental disclosure of cash flow information:
Cash paid for interest	760,948	724,661
Cash paid for taxes	—	—

See accompanying notes to unaudited condensed consolidated interim financial statements

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with Biotricity’s audited consolidated financial statements for the years ended March 31, 2026 and 2025 and their accompanying notes.

The accompanying unaudited condensed consolidated interim financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending March 31, 2027. The Company’s fiscal year-end is March 31.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period consolidated interim financial statement presentation.

Going Concern, Liquidity and Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company is commercializing its first product ecosystem and is concurrently continuing in development mode, operating a research and development program in order to develop, obtain regulatory clearance for, and commercialize other proposed products. The Company has incurred recurring losses from operations, and as of June 30, 2026, had an accumulated deficit of $143,640,553 (June 30, 2025 – $140,196,078) and a working capital deficiency of $31,746,528 (June 30, 2025 – $16,661,781). Those conditions raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated interim financial statements. The condensed consolidated interim financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and additional equity and debt capitalization of the Company.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

The Company recognized the following forms of revenue for the three months ended June 30, 2026, and 2025:

	2026	2025
	$	$
Technology fees	4,166,401	3,371,392
Device sales	110,555	502,601
	4,276,956	3,873,993

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

	June 30, 2026	March 31, 2026
	$	$
Raw material	768,587	768,587
Finished goods	656,415	572,708

	1,425,002	1,341,295

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

Accounts receivable consisted of the following:

	June 30, 2026	March 31, 2026
	$	$
Gross Accounts Receivable	$1,776,618	$1,911,354
Other Receivables	721,343	1,092,371

Gross Receivables	$2,497,961	3,003,725
Provision	(100,225)	(70,826)
Balance end of quarter	$2,397,736	$2,932,899

Accounts receivable primarily consist of amounts due from medical facilities, government programs, and patients arising from the Company’s normal course of business.

Other receivables primarily consist of accrued receivables related to device sales embedded in all-inclusive arrangements, unbilled sales, accrued technology fees, receivables from third parties,

Accounts Receivable Aging

The aging analysis below relates only to trade accounts receivable and excludes other receivables.

	June 30, 2026	March 31, 2026
Current	$954,304	$11,813
31-60 days	448,846	852,359
61-90 days	173,562	686,298
91-180 days	157,812	329,511
180 days or more	42,094	31,372

Total	$1,776,618	$1,911,354

Allowance for Expected Credit Losses

Changes in the allowance for expected credit losses for the quarter ended June 30, 2026 and March 31, 2026 were as follows:

	June 30, 2026	March 31, 2026
	$	$
Balance beginning of year	70,826	70,860
Write - offs	—	(74,780)
Recoveries	—	60,000
Provision during the Period	29,399	14,746

Balance end of quarter	100,225	70,826

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

JUNE 30, 2026 (Unaudited)

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

As of June 30, 2026 and March 31, 2026, cash balances of $458,301 and $149,789 respectively, were at financial institutions in the United States that were not covered by the United States Deposit Protection Regulation.

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

JUNE 30, 2026 (Unaudited)

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

Customer Concentration

There was 24% and 23% significant customer concentration risk for the three months ended June 30, 2026, and the three months ended June 30, 2025.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Assets:
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivative liabilities, short-term	$450,328	$—	$—	$450,328
Derivative liabilities, long-term	1,502,524	—	—	1,502,524
Total liabilities at fair value	$1,952,852	$—	$—	$1,952,852

	As of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Assets:
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivative liabilities, short-term	$445,893	$—	$—	$445,893
Derivative liabilities, long-term	1,396,908	—	—	1,396,908
Total liabilities at fair value	$1,842,801	$—	$—	$1,842,801

There were no transfers between fair value hierarchy levels during the three months ended June 30, 2026, and 2025.

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

Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2026 and March 31, 2026, the Company believes there was no impairment of its long-lived assets.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

Segment Information

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. The Company’s property and equipment and operating right of use lease asset are in the United States as of June 30, 2026 and 2025.

The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses include non-cash stock-based compensation, depreciation and amortization, and write-off of property and equipment, which are reflected in the Consolidated interim Statements of Cash Flows.

The long-lived assets outside of U.S. are not material as of June 30, 2026. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Interim Balance Sheets as of June 30, 2026 and 2025 for total consolidated assets.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for certain settlements of convertible debt instruments. The Company adopted ASU 2024-04 effective April 1, 2026. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to estimating expected credit losses on certain current accounts receivable and contract assets. The Company adopted ASU 2025-05 effective April 1, 2026. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As at June 30, 2026	As at March 31, 2026
	$	$
Trade and other payables	4,637,875	4,402,523
Accrued liabilities	4,630,304	4,534,809
Deferred revenue	33,537	33,538
Total	9,301,716	8,970,870

Trade and other payables and accrued liabilities as at June 30, 2026 and March 31, 2026 included $1,105,573 and $1,053,228, respectively, due to a shareholder, who is a director and executive of the Company.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

5. CONVERTIBLE PROMISSORY NOTES AND SHORT TERM LOANS

Series A Convertible Promissory Notes:

The Company’s Series A Convertible Promissory Notes bear interest at 12% per annum and are convertible into common shares pursuant to the terms of the respective notes.

As of June 30, 2026, notes held by two investors remained outstanding with an aggregate principal balance of $821,500 (March 31, 2026 – $821,500). During prior years, substantially all Series A Notes were converted into common shares, with the exception of these remaining notes.

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

As of June 30, 2026 and March 31, 2026, accrued interest related to the Series A Notes was $  395,499 and $370,922, respectively.

During the three months ended June 30, 2026 and June 30, 2025, the Company recognized interest expense of $24,577 and $24,577, respectively.

The discount associated with the Series A Notes was fully amortized in prior years.

Series B Convertible Notes

The Company previously issued Series B Convertible Promissory Notes that bore interest at 12% per annum and were convertible into shares of the Company’s common stock pursuant to the terms of the notes.

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

As of June 30, 2026 and March 31, 2026, accrued interest related to the Series B Convertible Promissory Notes was $88,881 and $88,881, respectively.

During the three months ended June 30, 2026 and June 30, 2025, the Company recognized interest expense of $nil and $nil, respectively.

Series C Convertible Notes

The Company’s Series C Convertible Promissory Notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock pursuant to the terms of the applicable notes.

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

As of June 30, 2026 and March 31, 2026, accrued interest related to the Series C Notes was $53,764 and $49,340, respectively.

During the three months ended June 30, 2026 and June 30, 2025, the Company recognized interest expense of $4,424 and $406, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

Convertible Preferred Notes

The Company has issued unsecured preferred notes and convertible promissory notes to private investors. Certain notes bear fixed interest rates ranging from 8% to 20% per annum and contain conversion features that require the mutual consent of the investor and the Company. As the conversion features are not solely within the control of the holder, the Company has not recognized derivative liabilities related to these conversion options.

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

The Company also issued a Preferred Note on October 25, 2023 in the principal amount of $250,000, bearing interest at a fixed rate of 12% per annum, payable in cash quarterly. During the year ended March 31, 2026, the Company repaid $100,000 of the principal balance in accordance with the terms of the note. As of June 30, 2026, the outstanding principal balance was $150,000 (March 31, 2026 – $150,000)

The Company issued a further Preferred Note in January 2024 for a principal amount of $114,303, bearing interest at a fixed rate of 8% per annum, payable in cash quarterly. As of June 30, 2026, the outstanding principal balance remained $114,303 (March 31, 2026 – $114,303).

During the year ended March 31, 2025, the Company issued $1,985,000 in unsecured convertible promissory notes to private investors; $100,000 of the notes matured on their six-month anniversary of issuance and bore interest at 20% per annum; $710,000 of the notes mature on their twenty-four month anniversary of issuance and bear interest at 10% per annum; and $1,175,000 of the notes mature on their eighteen-month anniversary of issuance and bear no interest. All of the notes contain conversion features that require the mutual consent of the investor and the Company, and as the conversion is not solely within the control of the holder, the Company did not recognize a derivative liability in connection with these conversion options. During the year ended March 31, 2026, the Company repaid in full the $100,000 note that matured on its six-month anniversary of issuance, together with all accrued interest thereon, the outstanding principal balance remained $1,885,000 as of June 30, 2026 (March 31, 2026 – $1,885,000).

During the year ended March 31, 2026, the Company issued $1,395,000 in unsecured convertible promissory notes to private investors. The notes bear interest at rates ranging from 10% to 12% per annum and mature between nine and twenty-four months from issuance. Specifically, $65,000 of the notes mature on their nine-month anniversary and bear interest at 10% per annum; $500,000 mature on their twenty-four month anniversary and bear interest at 12% per annum; $730,000 mature on their twenty-four month anniversary and bear interest at 10% per annum; and $100,000 mature on their twenty-four month anniversary and bear interest at 10.5% per annum. The Company received gross proceeds of $1,395,000 from these issuances. In connection with the financings, the Company incurred financing fees of $46,500, resulting in net proceeds of $1,348,500. An additional $50,000 in unsecured convertible promissory notes were issued to private investors during the three months ended June 30, 2026. These notes mature on their twenty four-month anniversary of issuance and bear interest at 10% per annum. As the conversion features of these notes are not solely within the control of the holder, the Company did not recognize a derivative liability associated with the conversion options. As of June 30, 2026, the aggregate outstanding principal balance of these notes was $1,445,000 (March 31, 2026 - $1,395,000).

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

The financing fees were capitalized as deferred financing costs and are presented as a reduction of the related debt balances in the consolidated balance sheet in accordance with ASC 835-30 and ASC 470-10. These costs are amortized over the contractual terms of the respective notes using a method that approximates the effective interest method. During the three months ended June 30, 2026 Company recognized amortization expense of $6,444 related to these deferred financing costs (Year ended March 2026 – $17,973).

As of June 30, 2026 and March 31, 2026, accrued interest related to the Preferred Notes and convertible promissory notes was $66,362and $56,309, respectively.

During the three months ended June 30, 2026 and June 30,2025, the Company recognized interest expense of $78,239 and $53,803, respectively.

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

As of June 30, 2026 and March 31, 2026, the outstanding principal balance of the note was $2,000,000.

Other Short-term loans and Promissory Notes

The Company maintains various debt arrangements, including promissory notes, a revolving financing facility, bridge loans and other financing arrangements.

As of June 30, 2026, the Company had the following principal balances outstanding:

●	A promissory note issued in December 2022 with principal outstanding of $600,000 (March 31, 2026 – $600,000) bearing interest at 25% per annum.
●	A promissory note issued in December 2022 in connection with the extinguishment of warrants, with principal outstanding of $270,000 (March 31, 2026 – $270,000).
●	A revolving accounts receivable and inventory financing facility with aggregate principal outstanding of $1,966,673 (March 31, 2026 – $2,108,109).
●	A promissory note issued in February 2024, including subsequent advances, with principal outstanding of $1,263,768 (March 31, 2026 – $1,263,768)
●	An unsecured loan issued in July 2025 with principal outstanding of $250,000 (March 31, 2026 – $ 250,000).
●	A short-term bridge loan entered into during December 2025 with principal outstanding of $108,622 (March 31, 2026 – $ 177,226).

As of June 30, 2026, accrued interest related to these arrangements totaled $332,177 (March 31, 2026 – $311,033).

During the three months ended June 30, 2026, the Company recognized interest expense of $221,078 (June 31, 2025 – $189,967) related to these debt arrangements, including financing costs, accretion and facility charges. Deferred financing costs are recorded as a reduction of the related debt balances and amortized over the contractual terms of the respective arrangements.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

As of June 30, 2026, the outstanding principal balance under the Credit Agreement was $15,270,932 (March 31, 2026 – $15,270,932). The related unamortized debt discount was $435,949 (March 31, 2026 – $590,018), resulting in a net carrying amount of $14,834,983 (March 31, 2026 – $14,680,914).

Debt discounts, including deferred financing costs, warrant-related discounts and other financing costs associated with the Credit Agreement, are amortized over the remaining term of the loan using the effective interest method. During the three months ended June 30, 2026 and 2025, the Company recognized accretion and amortization expense of $154,068 and $153,572, respectively.

Total interest expense related to the Credit Agreement for the three months ended June 30, 2026 and 2025 was $542,068 and $571,842, respectively.

As of June 30, 2026 and June 30, 2025, accrued interest payable related to the Credit Agreement was $707,916 and $500,526, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

As of June 30, 2026, the Company recorded accrued interest of $nil for the EIDL loan (March 31, 2026: $ Nil).

Interest expense on the above loan was $17,490 and $17,490 for the three months ended June 30, 2026 and 2025, respectively.

8. DERIVATIVE LIABILITIES

The Company analyzed the compound features of variable conversion and redemption embedded in the preferred shares instrument, for potential derivative accounting treatment on the basis of ASC 820 (Fair Value in Financial Instruments), ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05, and determined that the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the underlying equity instrument, treated as a derivative liability, and measured at fair value. A roll-forward of activity is presented below for the three months ended June 30, 2026 and March 31, 2026.

	June 30, 2026	March 31, 2026
	$	$
Derivative liabilities, beginning of period	1,396,908	1,478,717
New issuance [Note 9]	-	-
Change in fair value of derivatives during period	105,616	125,814
Reduction due to preferred shares converted [Note 9]	-	(207,623)
Derivative liabilities, end of period	1,502,524	1,396,908

The lattice methodology was used to value the derivative components of Preferred Stock, using the following assumptions during the three months ended June 30, 2026, and March 31, 2026:

	June 30, 2026	March 31, 2026
Dividend yield (%)	12	12
Risk-free rate for term (%)	3.5-4.1	3.5 – 4.1
Volatility (%)	104.7-156.4	104.7 – 156.4
Remaining terms (Years)	0.25-0.5	0.25 – 0.5
Stock price ($ per share)	0.12-0.53	0.24 – 0.53

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

In addition, the Company recorded derivative liabilities related to the conversion and redemption features of the convertible notes, as well as warrants that were issued in connection with the convertible notes (Note 5). Any noteholder and placement agent warrants that were issued after the finalization of exercise price was accounted for as equity. A roll-forward of activity is presented below for the three months ended June 30, 2026, and March 31 2026:

	June 30, 2026	March 31, 2026
	$	$

Balance beginning of period	445,893	424,200
Issuance	-	-
Conversion to common shares	-	-
Convertible note redemption	-	(19,842)
Change in fair value of derivative liabilities	4,435	41,535
End of derivative treatment	-	-
Balance end of period –	450,328	445,893

The Monte-Carlo methodology was used to value the convertible note and warrant derivative components during the three months ended June 30, 2026 and March 31, 2026, using the following assumptions:

	June 30, 2026	March 31, 2026
Risk-free rate for term (%)	0.2 – 4.1	0.2 – 4.1
Volatility (%)	104.7 – 172.5	104.7 – 172.5
Remaining terms (Years)	0.25 – 0.47	0.25 – 0.47
Stock price ($ per share)	0.12 – 0.71	0.24 – 0.71

9. STOCKHOLDERS’ DEFICIENCY

(a) Authorized and Issued Stock

As at June 30, 2026, the Company is authorized to issue 125,000,000 (March 31, 2026 – 125,000,000) shares of common stock ($0.001 par value), and 10,000,000 (March 31, 2026 – 10,000,000) shares of preferred stock ($0.001 par value), 20,000 of which (March 31, 2026 – 20,000) are designated shares of Series A preferred stock, 600 of which (March 31, 2026 – 600) are designated shares of Series B preferred stock, and 2,100,000 of which (March 31, 2026 – nil) are designated shares of Series C preferred stock.

At June 30, 2026, common shares and shares directly exchangeable into equivalent common shares that were issued and outstanding totaled 20,235,347 (March 31, 2026 – 28,757,987) shares; these were comprised of 20,074,675 (March 31, 2026 – 28,597,315) shares of common stock and 160,672 (March 31, 2025 – 160,672) of exchangeable shares. At June 30, 2026, there were 201 shares of Series A Preferred Stock issued and outstanding (March 31, 2026 – 201), 335 shares of Series B Preferred Stock issued and outstanding (March 31, 2026 – 335), and 1,957,297 shares of Series C Preferred Stock issued and issuable (March 31, 2026 – nil), in connection with the exchange described in Note 9 (d), of which 1,024,471 shares remained to be issued as at June 30, 2026, pending completion of registration formalities with the Company’s transfer agent. There is also one share of the Special Voting Preferred Stock issued and outstanding held by one holder of record, which is the Trustee in accordance with the Trust Agreement and outstanding as at June 30, 2026 and March 31, 2026.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

(b) Series A Preferred Stock

The number of Series A Preferred Stock issued and outstanding as of June 30, 2026, and 2025 was 201 and 201, respectively.

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

Preferred Stock Dividends

Dividends shall be paid at the rate of 12% per annum of the amount of the Series A Preferred stockholder’s purchase price. Dividends shall be paid quarterly unless the holder and the Company mutually agree to accrue and defer any such dividend.

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

JUNE 30, 2026 (Unaudited)

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

During the three months ended June 30, 2026, the Company issued 805,619 common shares to complete the settlement of a Series B preferred share conversion that was initiated in November 2025 and recognized during the year ended March 31, 2026. These issuances were made in accordance with the terms of the original conversion and did not result from a new conversion notice. No Series B preferred share conversions occurred during the three months ended June 30, 2025.

Accrued dividends related to the Series B Preferred Stock, which are included within Accounts Payable and Accrued Liabilities in the accompanying consolidated balance sheets, were $981,098 and $876,256 as of June 30, 2026 and March 31, 2026, respectively.

As of June 30, 2026 and June 30, 2025, 335 and 385 shares of Series B Preferred Stock were outstanding, respectively.

The carrying value of the Series B Preferred Stock classified as mezzanine equity was $1,714,476 and $2,000,290 as of June 30, 2026 and 2025, respectively.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

A roll-forward of activity is presented below for the three months ended June 30, 2026:

	June 30, 2026	March 31, 2026
	$	$
Balance beginning of period –	1,714,476	2,000,290
Net proceeds received pursuant to the issuance of preferred shares	-	-
Recognition of derivative liabilities	-	-
Redemption of convertible preferred shares	-	(114,326)
Conversion into common shares	-	(171,488)
Balance end of period	1,714,476	1,714,476

(d) Series C Preferred Shares

On May 1, 2026, the Company issued 1,957,297 shares of Series C Preferred Stock in exchange for 14,144,325 shares of common stock, 3,992,427 stock options and 1,436,216 warrants held by certain investors, officers and directors of the Company. The securities surrendered in the exchange were cancelled.

On May 22, 2026, the Company issued an additional 51,900 shares of Series C Preferred Stock in exchange for 319,000 stock options and 200,000 warrants, based on the same ten-for-one exchange ratio. Accordingly, the Company issued an aggregate of 2,009,197 shares of Series C Preferred Stock in connection with the exchanges during the three months ended June 30, 2026.

The Company designated 2,100,000 shares as Series C Preferred Stock, with a stated value of $2.35 per share. Each share carries 40 votes and has liquidation preference over the Company’s common stock but is subordinate to the Company’s Series B Preferred Stock.

The Series C Preferred Stock was valued using a probability-weighted expected return method (PWERM), incorporating the potential Qualified Financing, Fundamental Transaction, liquidation and March 31, 2028 conversion scenarios. The stock options and warrants were valued using the Black-Scholes model, and the common stock was valued using quoted market prices.

The Series C Preferred Stock automatically converts upon the completion of a qualified equity financing resulting in gross proceeds of at least $15 million. Upon such conversion, the Series C Preferred Stock will convert into common shares representing 59.6% of the Company’s outstanding common shares, after giving effect to shares issued or issuable in connection with the financing. If a qualified financing has not occurred by March 31, 2028, each Series C Preferred share becomes convertible, at the holder’s option, into ten common shares, subject to customary adjustments.

The Company accounted for the issuance of the Series C Preferred Stock and the surrender of the related common shares, stock options and warrants as an equity transaction. Accordingly, the transaction was recorded within stockholders’ equity and no gain or loss was recognized in the condensed consolidated statements of operations.

(e) Share issuances

Share issuances during the three months ended June 30, 2026

During three months ended June 30, 2026, the Company issued 805,619 common shares to Series B preferred shareholders in connection with Series B preferred share conversion that was initiated in November 2025 and recognized during the year ended March 31, 2026. These issuances were made in accordance with the terms of the original conversion and did not result from a new conversion notice.

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

Share issuances during the three months ended June 30, 2025

During the three months ended June 30, 2025, the Company issued 486,474 common shares to Series B preferred shareholders, in relation to shares to be issued obligation as of March 2024 for Series B preferred share conversions.

(f) Shares to be issued

In connection with the Series C Preferred Stock exchange described above, 4,816,066 shares of common stock included in shares to be issued are subject to cancellation pursuant to the exchange agreement. As of June 30, 2026, the cancellation of these shares had not yet been completed. Accordingly, the shares remain classified as shares to be issued pending completion of the cancellation process.

Activity during the three months ended June 30, 2025

None.

(g) Warrant issuances, exercises and other activity

Warrant exercises and issuances during the three months ended June 30, 2026

During the three months ended June 30, 2026, 1,436,216 warrants were exchanged for shares of Series C Preferred Stock in connection with the exchange described in Note 9(d).

Additionally, on May 22, 2026, the Company issued 200,000 warrants to an officer of the Company against stock options from the Company’s 2023 Equity Incentive Plan, with an exercise price of $0.12. These warrants were immediately exchanged for shares of Series C Preferred Stock in connection with the same exchange. The Company recorded stock-based compensation of $34,435 under selling, general and administrative expenses with a corresponding credit to additional paid-in capital.

During the three months ended June 30, 2026, the Company identified and corrected an immaterial 2,778 unit difference in previously reported Consultant and Noteholder Warrants outstanding.

No warrants were exercised for cash during the three months ended June 30, 2026.

Warrant exercises and issuances during the three months ended June 30, 2025

None.

Warrant activity during the three months ended June 30, 2026, is indicated below:

	Broker Warrants	Consultant and Noteholder Warrants	Warrants Issued on Convertible Notes	Total
As at March 31, 2026	956,077	1,438,994	868,098	3,263,169
Warrant issuance during the period	-	200,000	-	-
Warrants exchanged for Series C Preferred Stock (Note9(d)		(1,636,216)
Adjustment to reconcile warrant balance		(2,778)
As at June 30, 2026	956,077	-	868,098	1,824,175

Exercise Price	$0.37 to $37.56		$4.18
Expiration Date	August 2026 to October 2033		October 2027

(h) Stock-based compensation

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

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

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

During the three months ended June 30, 2026, options to purchase 3,992,427 shares of common stock, held by certain officers and directors, were exchanged for shares of Series C Preferred Stock in connection with the exchange described in Note 9(d). The Company recorded stock-based compensation of $277,075 under selling, general and administrative expenses with a corresponding credit to additional paid-in capital, reflecting acceleration of previously unrecognized compensation cost for unvested awards of $130,115 and incremental fair value on modification of $146,960.

Additionally, on May 22, 2026, the Company granted 319,000 stock options under the 2023 Equity Incentive Plan at an exercise price of $0.12, which vested immediately and were immediately exchanged for shares of Series C Preferred Stock in connection with the same exchange. The Company recorded stock-based compensation of $34,435 under selling, general and administrative expenses with a corresponding credit to additional paid-in capital.

As of June 30, 2026, options outstanding were nil.

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

The Company’s existing operating lease is nearing the end of its contractual term. As of June 30, 2026, the Company was in negotiations for a new lease arrangement for its office and administrative facilities. The terms of the proposed lease have not been finalized, and no definitive lease agreement has been executed. Accordingly, no right-of-use asset or lease liability related to a new lease arrangement has been recognized as of June 30, 2026.

When measuring the lease obligations, the Company discounted lease payments using its incremental borrowing rate. The weighted-average-rate applied is 11.4%.

	June 30, 2026	March 31, 2026
Right of Use Asset	$	$
Beginning balance	346,214	812,053
Amortization	(126,302)	(465,839)
Ending balance	219,912	346,214

	June 30, 2026	March 31, 2026
Lease Liability	$	$
Beginning balance at March 31	397,830	929,116
Repayment and interest accretion, net	(145,658)	(531,286)
Ending balance at June 30	252,172	397,830

	June 30, 2026	March 31, 2026
Lease Liability	$	$
Current portion of operating lease liability	252,172	397,830
Noncurrent portion of operating lease liability	—	—

BIOTRICITY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026 (Unaudited)

(Expressed in US dollars)

The operating lease expense was $141,554 for the three months ended June 30, 2026 (2025: $159,702) and included in the selling, general and administrative expenses. Operating cash flows from operating leases amounted to $154,189 and $149,698 during the three months ended June 30, 2026, and June 30, 2025, respectively.

The following table represents the contractual undiscounted cash flows for lease obligations as at June 30, 2026:

Calendar year	$
2026	256,981
2027 and beyond	-
Total undiscounted lease liability	256,981
Less: imputed interest	4,809
Total	252,172

11. COMMITMENTS AND CONTINGENCIES

There are no claims against the Company that were assessed as significant, which were outstanding as at June 30, 2026 or March 31, 2026 and, consequently, no provision for such has been recognized in the condensed consolidated interim financial statements.

12. PROPERTY AND EQUIPMENT

During the year-ended March 31, 2022, the Company purchased leasehold improvements of $12,928 (useful life: 5 years) as well as furniture & fixtures of $16,839 (useful life: 5 years). There were no purchases of property and equipment during the three months ended June 30, 2026, and June 30, 2025. The Company recognized depreciation expense for these assets of $1,488 and $1,488, respectively, during the three months ended June 30, 2026, and 2025.

Cost	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2025	16,839	12,928	29,767
Additions	—	—	—
Balance at March 31, 2026	16,839	12,928	29,767
Additions	—	—	—
Balance at June 30, 2026	16,839	12,928	29,767

Accumulated depreciation	Office equipment	Leasehold improvement	Total
	$	$	$
Balance at March 31, 2025	11,409	8,759	20,168
Additions	3,367	2,586	5,953
Balance at March 31, 2026	14,776	11,345	26,121
Depreciation for the period	842	646	1,488
Disposals	—	—	—
Additions	—	—	—
Balance at June 30, 2026	15,619	11,991	27,610

Net book value
Balance at March 31, 2026	2,063	1,583	3,646
Balance at June 30, 2026	1,220	937	2,157

13. SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company completed the cancellation of 4,816,066 shares of common stock that were subject to cancellation in connection with the Series C Preferred Stock exchange described in Note 9. The cancellation did not result in the issuance of any additional Series C Preferred Stock.

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

We are expanding our AI technology development in remote cardiac care, leveraging proprietary AI technology to provide a suite of predictive monitoring tools to enhance new disease profiling, improve patient management, and transform the healthcare industry for disease prevention.

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

Increasing interest and demand continue to drive the adoption of our suite of products, which are focused on chronic cardiac disease prevention and management. Our efforts in commercialization and development have yielded significant progress in remote monitoring solutions for diagnostic and post-diagnostic products.

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2026, and 2025.

	For the three months ended June 30,
	2026	2025	Period to Period Change
Revenue	$4,276,956	$3,873,993	$402,963
Cost of revenue	746,136	757,193	(11,057)
Gross profit	3,530,820	3,116,800	414,020
Gross Margin	82.6%	80.5%	2.1%

Operating expenses:
Selling, general and administrative	2,699,308	2,138,692	560,616
Research and development	673,444	696,163	(22,719)
Total operating expenses	3,372,752	2,834,855	537,897
Profit (Loss) from operations	158,068	281,945	(123,877)

Interest expense	(851,753)	(850,254)	(1,499)
Accretion and amortization expenses	(196,636)	(153,572)	(43,064)
Change in fair value of derivative liabilities	(110,051)	(25,200)	(84,851)
Gain (loss) upon convertible promissory note conversion and redemption	—	8,433	(8,433)
Other income	40,904	66,671	(25,767)
Net loss before income taxes	(959,468)	(671,977)	(287,491)
Income taxes	—	—	—
Net loss before dividends	$(959,468)	$(671,977)	$(287,491)

Revenue for the three months ended June 30, 2026 grew 10.4% year over year to $4.3 million, driven by a 23.6% increase in recurring technology fee revenue, which more than offset a decline in device sales. Gross margin improved to 82.6% from 80.5%. These gains were offset by a 26.2% increase in selling, general and administrative expenses, which drove operating income down 43.9% to $0.16 million from $0.28 million, and widened our net loss to $0.96 million from $0.67 million in the prior-year quarter. Management believes the underlying trend — recurring revenue growth and margin expansion — supports its plan to achieve sustained operating profitability and positive cash flow, even as near-term results were affected by higher non-cash compensation expense discussed below. Overall operating margin was 3.7% this quarter compared to 7.3% in the corresponding prior year period.

This is the third consecutive quarter that Company has reported positive profit from operations, before deducting various costs of capital such as interest and dividends.

Revenue and cost of revenue

Technology fee revenue increased to $4.2 million during the three months ended June 30, 2026, which is a 23.6% increase over the corresponding three-month period of the prior year. The majority of this revenue is recurring, and its growth can be attributed to strong customer retention that is supported by the quality of customer and cardiologist-friendly support services that emphasize accuracy of diagnostics and ease-of-use. Device sales, which were lower this quarter due to channel timing, comprised 2.6% of our total revenue, or $0.11 million for the three-month period ended June 30, 2026. Gross profit percentage was 82.6% for the three months ended June 30, 2026, compared to 80.5% in the corresponding prior year quarter. This increase in gross margin is a result of improved margins on technology fee revenue as well as significantly improved margin on device sales. Given consistent gross margin on technology fees of approximately 86.9%, and efficiencies gained in using AI in data processing as well as an evolving revenue mix where we expect technology fees to comprise an increasing proportion of revenue, we anticipate continued improvement in overall blended gross margin over time. Technology fees comprised 97.4% of total revenue for the three-month period ended June 30, 2026.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026, were $3.4 million compared to $2.8 million for the three months ended June 30, 2025, driven primarily by selling, general and administrative expenses, partially offset by lower research and development spending.

Selling, General and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 were $2.7 million, compared to $2.1 million for the three months ended June 30, 2025, representing an increase of approximately 26.2%. The increase was primarily attributable to higher share-based compensation expense, which increased to approximately $340 thousand from approximately $5 thousand in the comparable prior-year period, as well as the reclassification of certain expenses from cost of sales to selling, general and administrative expenses.

Research and development expenses

For the three months ended June 30, 2026 we recorded research and development expenses of $0.67 million, compared to $0.7 million for the three months ended June 30, 2025. The research and development activity related to both existing and new products. The decrease in research and development activity was a result of the timing of activities associated with the development of new technologies for our ecosystem and product enhancements, rather than a reduction in overall planned development spending.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $0.85 million, unchanged from the corresponding period in 2025, demonstrating consistency in the average outstanding debt balance during both reporting periods.

Accretion and amortization expenses

For the three months ended June 30, 2026 and 2025, accretion expense was approximately $0.2 million in each period. The expense remained consistent year over year, primarily due to a comparable level of financing arrangements and related debt instruments outstanding during the respective periods.

Change in fair value of derivative liabilities

For the three months ended June 30, 2026 and 2025, we recognized a loss of $110 thousand versus a loss of $25 thousand, respectively, related to the change in fair value of derivative liabilities. The fair value changes were largely attributed to the underlying change in our mezzanine equity, convertible notes and equity fair value.

Gain (loss) upon convertible promissory notes conversion

During the three months ended June 30, 2026, the Company did not recognize any gain on the conversion of convertible notes, compared to a gain of approximately $8 thousand during the three months ended June 30, 2025. The decrease was primarily attributable to the absence of convertible note conversions during the current period, whereas certain convertible notes were converted during the comparable prior-year period.

Other income (expense)

Net other income for the three months ended June 30, 2026 was approximately $41 thousand, compared to $67 thousand for the three months ended June 30, 2025. Net other income primarily consisted of processing fees and late payment charges. The decrease was primarily attributable to lower processing fees and late payment charges recognized during the current period.

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

The Company continued to report positive EBITDA, with EBITDA of approximately $90 thousand for the three months ended June 30, 2026, compared to approximately $0.33 million for the corresponding period of the prior year. The decrease in EBITDA was primarily attributable to one-time share-based compensation charges, that added approximately $340 thousand to operating expenses for the three months ended June 30, 2026 (compared to approximately $5 thousand in the corresponding prior-year period).

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

EBITDA and Adjusted EBITDA

	Three months ended June 30, 2026	Three months ended June 30, 2025
	$	$
Net loss attributable to common stockholders	(1,070,310)	(754,293)
Add:
Provision for income taxes	—	—
Interest expense	851,753	850,254
Accretion and amortization expenses	196,636	153,572
Depreciation	1,488	1,488
Preferred stock dividends (2)	110,842	82,316
EBITDA	90,409	333,337

Add (Less)
Share based compensation (1)	339,970	5,935
Other (income)/loss (3)	(40,904)	(66,671)
(Gain) loss upon convertible promissory notes conversion and redemption (3)	—	(8,433)
Fair value change on derivative liabilities (3)	110,051	25,200
Adjusted EBITDA	499,526	289,368

Weighted average number of common shares outstanding	23,096,373	26,284,734

Adjusted Loss per Share, Basic and Diluted	0.004	0.011

(1) Share based compensation is a non-cash item therefore is removed from our adjusted EBITDA analysis

(2) Preferred stock dividend payment is at Company’s discretion and therefore is removed from our EBITDA analysis

(3) These items relate to financing transactions and therefore do not reflect the Company’s core operating activities

Translation Adjustment

Translation adjustment was a gain of $422 versus a loss of $36 thousand for the three months ended June 30, 2026 and 2025, respectively. This translation adjustment represents gains and losses that result from the translation of currency in the financial statements from our functional currency of Canadian dollars to the reporting currency in U.S. dollars over the course of the reporting period.

Liquidity and Capital Resources

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended March 31, 2026 and 2025, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash deposits may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we may need to reduce expenditures to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

The Company is in the early stages of commercializing its products. It is concurrently in development mode, operating a research and development program in order to develop an ecosystem of medical technologies, and, where required or deemed advisable, obtain regulatory approvals for, and commercialize other proposed products. The Company launched its first commercial sales program as part of a limited market release, during the year ended March 31, 2019, using an experienced professional in-house sales team. A full market release ensued during the year ended March 31, 2020. Management anticipates the Company will continue on its revenue growth trajectory and improve its liquidity through continued business development and additional equity and debt capitalization of the Company. The Company has incurred recurring losses from operations, and as at June 30, 2026, has an accumulated deficit of $143 million (March 30, 2026: $143 million), the Company has a working capital deficit of $32 million (March 30, 2026: $31 million).

On August 30, 2021 the Company completed an underwritten public offering of its common stock that concurrently facilitated its listing on the Nasdaq Capital Market. On August 1, 2024, the Company received a notice from Nasdaq stating that Nasdaq has determined to delist the Company’s shares of common stock on The Nasdaq Capital Market, effective at the open of business on August 5, 2024. Nasdaq reached its decision pursuant to Nasdaq Listing Rule 5550(b)(2) because the Company no longer complied with the minimum $35 million market value of listed securities. Following the suspension of trading on The Nasdaq Capital Market, the Company’s shares of common stock were again quoted on the OTCQB under the symbol “BTCY.”

During the three months ended June 30, 2026, the Company continued to fund its operations through a combination of debt financing arrangements and existing financing facilities.

As of June 30, 2026, the Company had cash and cash equivalents of $466,503 and continued to evaluate additional financing alternatives to support working capital requirements, product development initiatives and future growth opportunities.

The Company has consistently reported positive Free Cash Flows for last year, which is defined as the operating cash flow generated by the Company that is available to pay for dividend and interest obligations. Free Cash Flow is a non-generally accepted accounting principle (“non-GAAP”) measure that represents the cash that the Company generates from its operations after deducting cash used on operating expenses and any capital asset spending. Unlike other accounting measures such as earnings or net income, this measure of profitability excludes non-cash expenses, but includes spending on capital assets and changes in working capital on the Company’s Balance Sheet. This is a key measure that management and investors use to evaluate progress towards Company profitability.

	3 months ended June 30, 2026	3 months ended June 30, 2025
	$	$
Net cash generated (used) in operating activities	507,227	(373,389)
Add:
Interest expense	760,948	850,254
Less:
Investment in capital assets	—	—
Free Cash Flows	1,268,175	476,865

Weighted average number of common shares outstanding	23,096,373	26,284,734

Free Cash Flow per Share, Basic and Diluted	0.05	0.018

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

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	June 30,
	2026	2025
Net cash generated (used) in operating activities	$507,227	$(373,389)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	(190,935)	435,705
Net Increase (decrease) in cash	$316,292	$62,316

Net Cash Generated (Used) in Operating Activities

During the three months ended June 30, 2026, we generated cash in operating activities of $507 thousand compared to $373 thousand cash used for the corresponding prior year period. The cash in operating activities was primarily due to selling expenses as well as research, product development, business development, marketing and general operations. The increase in cash generation reflects management’s concerted effort to contain costs while increasing revenues.

Net Cash Used in Investing Activities

Net cash used in investing activities was Nil and Nil during the three months ended June 30, 2026 and 2025.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $191 thousand compared to net cash provided of $436 thousand during the three months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, the net cash used by financing activities was primarily due to repayment of short term loan of $185 thousand.

For the three months ended June 30, 2025, the net cash provided by financing activities was primarily due to the proceeds from convertible promissory notes and short term loan, in the amount of $0.442 million.

Critical Accounting Estimates

Our consolidated interim financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2026 Form 10-K filed on July 14, 2026.

During the three months ended June 30, 2026, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2026 Form 10-K filed on July 14, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the three-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19 day of August 2026.

BIOTRICITY INC.

By:	/s/ Waqaas Al-Siddiq
Name:	Waqaas Al-Siddiq
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ John Ayanoglou
Name:	John Ayanoglou
Title:	Chief Financial Officer
(principal financial and accounting officer)

